Form 10-Q
period 2013-09-29
MASONITE INTERNATIONAL CORP
filed 2013-11-06
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-11796
____________________________
Masonite International Corporation
(Exact name of registrant as specified in its charter)
____________________________

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0377314 (I.R.S. Employer Identification No.)
2771 Rutherford Road
Concord, Ontario L4K Canada
(Address of principal executive offices)(Zip Code)
(800) 895-2723
(Registrant’s telephone number, including area code)
____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had outstanding 28,682,929 shares of Common Stock, no par value, as of November 1, 2013.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 29, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” and elsewhere in this Quarterly Report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our ability to successfully implement our business strategy;

•	general economic, market and business conditions;

•	levels of residential new construction; residential repair, renovation and remodeling; and non-residential building construction activity;

•	competition;

•	our ability to manage our operations including integrating our recent acquisitions and companies or assets we acquire in the future;

•
our ability to generate sufficient cash flows to fund our capital expenditure requirements, to meet our pension obligations, and to meet our debt service obligations, including our obligations under our senior notes and our senior secured asset-based credit facility, or our ABL Facility;

•	labor relations (i.e., disruptions, strikes or work stoppages), labor costs and availability of labor;

•	increases in the costs of raw materials or any shortage in supplies;

•	our ability to keep pace with technological developments;

•	the actions by, and the continued success of, certain key customers;

•	our ability to maintain relationships with certain customers;

•	new contractual commitments;

•	the ability to generate the benefits of our restructuring activities;

•	retention of key management personnel;

•	environmental and other government regulations; and

•	limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility.

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$433,051	$424,957	$1,310,668	$1,257,846
Cost of goods sold	374,082	369,520	1,136,629	1,094,400
Gross profit	58,969	55,437	174,039	163,446

Selling, general and administration expenses	51,386	52,653	154,378	155,646
Restructuring costs	1,265	3,829	4,467	5,051
Operating income (loss)	6,318	(1,045)	15,194	2,749

Interest expense, net	8,330	7,969	24,788	23,073
Other expense (income), net	(255)	80	(776)	1,197
Income (loss) from continuing operations before income tax expense (benefit)	(1,757)	(9,094)	(8,818)	(21,521)

Income tax expense (benefit)	(6,272)	(141)	(7,716)	(6,338)
Income (loss) from continuing operations	4,515	(8,953)	(1,102)	(15,183)

Income (loss) from discontinued operations, net of tax	(62)	(50)	(196)	1,520
Net income (loss)	4,453	(9,003)	(1,298)	(13,663)

Less: Net income (loss) attributable to noncontrolling interest	838	913	2,123	2,131
Net income (loss) attributable to Masonite	$3,615	$(9,916)	$(3,421)	$(15,794)

Earnings (loss) per common share attributable to Masonite:
Basic	$0.13	$(0.36)	$(0.12)	$(0.57)
Diluted	$0.12	$(0.36)	$(0.12)	$(0.57)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.13	$(0.36)	$(0.11)	$(0.63)
Diluted	$0.12	$(0.36)	$(0.11)	$(0.63)

Comprehensive income (loss):
Net income (loss)	$4,453	$(9,003)	$(1,298)	$(13,663)
Other comprehensive income (loss):
Foreign exchange gain (loss)	10,284	19,571	(13,577)	7,932
Amortization of actuarial net losses	349	422	1,047	1,267
Income tax benefit (expense) related to other comprehensive income (loss)	(136)	1,034	(408)	294
Other comprehensive income (loss), net of tax:	10,497	21,027	(12,938)	9,493
Comprehensive income (loss)	14,950	12,024	(14,236)	(4,170)
Less: comprehensive income (loss) attributable to noncontrolling interest	962	1,543	1,737	2,604
Comprehensive income (loss) attributable to Masonite	$13,988	$10,481	$(15,973)	$(6,774)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	September 29, 2013	December 30, 2012
Current assets:
Cash and cash equivalents	$113,172	$122,314
Restricted cash	14,138	12,769
Accounts receivable, net	270,642	256,666
Inventories, net	234,878	208,783
Prepaid expenses	21,674	19,546
Assets held for sale	3,338	7,211
Income taxes receivable	4,900	6,502
Current deferred income taxes	16,936	18,681
Total current assets	679,678	652,472
Property, plant and equipment, net	619,317	648,360
Investment in equity investees	8,422	7,633
Goodwill	78,450	78,122
Intangible assets, net	207,824	219,624
Long-term deferred income taxes	11,434	14,502
Other assets, net	25,809	25,235
Total assets	$1,630,934	$1,645,948

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,403	$93,311
Accrued expenses	140,581	139,383
Income taxes payable	2,509	2,194
Total current liabilities	252,493	234,888
Long-term debt	378,040	378,848
Long-term deferred income taxes	105,009	119,139
Other liabilities	68,123	75,258
Total liabilities	803,665	808,133
Commitments and contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, 28,438,664 and 27,943,774 shares issued and outstanding as of September 29, 2013, and December 30, 2012, respectively.	641,311	633,910
Additional paid-in capital	238,769	240,784
Accumulated deficit	(52,588)	(49,167)
Accumulated other comprehensive income (loss)	(31,536)	(18,984)
Total equity attributable to Masonite	795,956	806,543
Equity attributable to noncontrolling interests	31,313	31,272
Total equity	827,269	837,815
Total liabilities and equity	$1,630,934	$1,645,948

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Noncontrolling Interests	Total Equity
Balances as of January 2, 2012	27,531,792	$626,787	$241,496	$(25,922)	$(27,728)	$814,633	$33,850	$848,483

Net income (loss)				(23,245)		(23,245)	2,923	(20,322)
Other comprehensive income (loss), net of tax					8,744	8,744	234	8,978
Dividends to noncontrolling interests						—	(5,735)	(5,735)
Share based awards			6,517			6,517		6,517
Common shares issued for delivery of share based awards	411,982	7,123	(7,123)			—		—
Reduction of return of capital payable due to forfeitures of share based awards			(11)			(11)		(11)
Common shares withheld to cover income taxes payable due to delivery of share based awards			(95)			(95)		(95)
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(3,421)		(3,421)	2,123	(1,298)
Other comprehensive income (loss), net of tax					(12,552)	(12,552)	(386)	(12,938)
Dividends to noncontrolling interests						—	(1,696)	(1,696)
Share based awards			5,752			5,752		5,752
Common shares issued for delivery of share based awards	494,890	7,401	(7,401)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(366)			(366)		(366)
Balances as of September 29, 2013	28,438,664	$641,311	$238,769	$(52,588)	$(31,536)	$795,956	$31,313	$827,269

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 29, 2013	September 30, 2012
Net income (loss)	$(1,298)	$(13,663)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	196	(1,520)
Depreciation	47,682	47,486
Amortization of intangible assets	12,883	11,070
Amortization of debt issue costs	368	446
Share based compensation expense	5,752	4,605
Deferred income taxes	(8,826)	(8,794)
Unrealized foreign exchange loss (gain)	(298)	782
Share of loss (income) from equity investees, net of tax	(789)	(479)
Pension and post-retirement expense (funding), net	(4,608)	(4,248)
Non-cash accruals and interest	404	611
Loss (gain) on sale of property, plant and equipment	(1,810)	683
Impairment of property, plant and equipment	1,904	911
Changes in assets and liabilities:
Accounts receivable	(18,091)	(15,080)
Inventories	(24,084)	(14,656)
Prepaid expenses	(2,577)	(817)
Accounts payable and accrued expenses	21,142	20,921
Other assets and liabilities	1,897	487
Net cash flow provided by (used in) operating activities - continuing operations	29,847	28,745
Net cash flow provided by (used in) operating activities - discontinued operations	—	(315)
Net cash flow provided by (used in) operating activities	29,847	28,430
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	9,288	280
Additions to property, plant and equipment	(24,850)	(32,873)
Cash used in acquisitions, net of cash acquired	(15,082)	(87,732)
Restricted cash	(1,369)	94
Other investing activities	(2,471)	(1,575)
Net cash flow provided by (used in) investing activities - continuing operations	(34,484)	(121,806)
Net cash flow provided by (used in) investing activities - discontinued operations	—	1,703
Net cash flow provided by (used in) investing activities	(34,484)	(120,103)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	103,500
Payment of financing costs	—	(2,035)
Distributions to non-controlling interests	(1,696)	(3,599)
Return of capital paid	(1,321)	(1,333)
Net cash flow provided by (used in) financing activities - continuing operations	(3,017)	96,533
Net cash flow provided by (used in) financing activities - discontinued operations	—	—
Net cash flow provided by (used in) financing activities	(3,017)	96,533
Net foreign currency translation adjustment on cash	(1,488)	982
Increase (decrease) in cash and cash equivalents	(9,142)	5,842
Cash and cash equivalents, beginning of period	122,314	109,205
Cash and cash equivalents, at end of period	$113,172	$115,047
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview and Significant Accounting Policies

Masonite International Corporation (“Masonite” or the “Company”) is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 64 manufacturing locations in 11 countries and sells doors to customers in countries throughout the world, including the United States, Canada and France.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements, including the accompanying notes, which are included in the Form 10 filed with the SEC on August 19, 2013. On September 6, 2013, the Form 10 was declared effective by the SEC, resulting in the Company becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On September 9, 2013, the common shares of the Company began trading on the New York Stock Exchange under the ticker symbol "DOOR".

There have been no changes in the significant accounting policies from those that were disclosed in the 2012 audited consolidated financial statements included in the Form 10. Certain prior year amounts have been reclassified to conform to the current basis of presentation.

The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 39- and 13-week periods are referred to as nine month and three month periods, respectively.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard did not result in a change to the accounting treatment of comprehensive income and did not have a material impact on the presentation of the Company’s financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU addresses annual impairment testing for indefinite-lived intangible assets other than goodwill as contemplated in ASC 350, “Intangibles-Goodwill and other,” and was issued to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by permitting an entity to perform a qualitative assessment to determine whether an indefinite-lived intangible asset other than goodwill is impaired. If the qualitative assessment leads to the determination that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired, further impairment testing is necessary using the current two-step quantitative impairment test. This pronouncement is effective for reporting periods beginning after September 15, 2012, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s reported results of operations, cash flows or financial position.

Other Recent Accounting Pronouncements not yet Adopted

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amended ASC 740, “Income Taxes.” This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss, a similar tax loss or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this standard is not expected to have an impact on the presentation of the Company’s financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amended ASC 830, “Foreign Currency Matters.” This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company is in the process of evaluating this guidance to determine the magnitude of its impact on the Company’s financial statements.
2. Acquisitions

2013 Acquisition

On July 9, 2013, the Company completed the acquisition of the door manufacturing operations of Masisa S.A. (“Masisa”) for total consideration of $12.2 million. The transaction includes the door component operations in Cabrero, Chile, and a door assembly factory in Chillan, Chile. The operations acquired primarily manufacture high quality stile and rail panel and French wood doors for the North American market. The excess purchase price over the fair value of net tangible and intangible assets acquired of $0.3 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from integration into the Company’s North American wood door business. This goodwill is not deductible for tax purposes and relates to the North America segment. The Masisa acquisition acts as a natural complement to the Company's existing North American interior stile and rail residential wood door operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aggregate consideration paid for the acquisition during 2013 was as follows:

(In thousands)	Masisa Acquisition
Inventory	$5,174
Property, plant and equipment	6,228
Goodwill	316
Other assets and liabilities, net	508
Cash consideration	$12,226

Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Masisa were not material for the three and nine months ended September 29, 2013.

2012 Acquisitions

On August 1, 2012, the Company completed the acquisition of Portes Lemieux Inc. (“Lemieux”), headquartered in Windsor, Quebec, for total consideration of $22.1 million, net of cash acquired. The Company acquired 100% of the equity interests in Lemieux through the purchase of all of the outstanding shares of common stock at the acquisition date. Lemieux manufactures interior and exterior stile and rail wood doors for residential applications at its two facilities in Windsor, Quebec. The excess purchase price over the fair value of net tangible and intangible assets acquired of $0.4 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into the Company’s North American wood door business. This goodwill is not deductible for tax purposes and relates to the North America segment. The acquisition of Lemieux complements Masonite’s residential wood door business and provides an additional strategic growth platform for the Company.

On April 20, 2012, the Company completed the acquisition of Algoma Holding Company (“Algoma”), headquartered in Algoma, Wisconsin, for total consideration of $55.6 million, net of cash acquired. The Company acquired 100% of the equity interests in Algoma through the purchase of all of the outstanding shares of common stock at the acquisition date. Algoma manufactures interior wood doors and components for commercial and architectural applications at its facilities in Algoma, Wisconsin, and Jefferson City, Tennessee. The acquisition of Algoma complements Masonite’s existing Marshfield, Mohawk and Baillargeon branded commercial and architectural interior wood door business and provides strategic growth opportunities for the Company in its Architectural DoorSystems business in North America. The excess purchase price over the fair value of net tangible and intangible assets acquired of $20.0 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into the Company’s Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America segment.

On March 26, 2012, the Company completed the acquisition of Les Portes Baillargeon, Inc. (“Baillargeon”), headquartered in St. Ephrem, Quebec, for total consideration of $9.9 million. The Company acquired 100% of the equity interests in Baillargeon through the purchase of all of the outstanding shares of common stock at the acquisition date. Baillargeon is a Canadian manufacturer of interior wood doors for commercial and architectural applications. The Baillargeon acquisition strengthens the Company’s Architectural DoorSystems business in North America. The excess purchase price over the fair value of net tangible and intangible assets acquired of $1.1 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into the Company’s Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aggregate consideration paid for acquisitions during 2012 was as follows:

(In thousands)	Lemieux Acquisition	Algoma Acquisition	Baillargeon Acquisition	Total 2012 Acquisitions
Accounts receivable	$3,547	$8,874	$3,105	$15,526
Inventory	6,013	6,391	1,758	14,162
Property, plant and equipment	15,148	9,658	7,054	31,860
Goodwill	397	20,049	1,113	21,559
Intangible assets	3,900	28,600	—	32,500
Deferred income taxes	(3,023)	(11,866)	(929)	(15,818)
Other assets and liabilities, net	(3,915)	(6,073)	(2,158)	(12,146)
Cash consideration, net of cash acquired	$22,067	$55,633	$9,943	$87,643

The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from Lemieux and Algoma consist of customer relationships, and will be amortized over the weighted average amortization period of 7.8 years. The intangible assets are not expected to have any residual value.

The gross contractual value of acquired trade receivables was $5.1 million, $9.0 million and $3.1 million from Lemieux, Algoma and Baillargeon, respectively.

The following schedule represents the amounts of revenue and earnings which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the respective acquisition dates:

	Three Months Ended September 29, 2013
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$15,188	$16,405	$4,862	$36,455
Net income (loss) attributable to Masonite	1,695	655	374	2,724
	Three Months Ended September 30, 2012
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$7,072	$17,005	$5,355	$29,432
Net income (loss) attributable to Masonite	357	1,061	330	1,748
	Nine Months Ended September 29, 2013
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$42,474	$50,724	$14,812	$108,010
Net income (loss) attributable to Masonite	4,793	1,815	687	7,295
	Nine Months Ended September 30, 2012
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$7,072	$31,942	$11,028	$50,042
Net income (loss) attributable to Masonite	357	1,471	732	2,560

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Marshfield Business Interruption Insurance Proceeds

In August 2011, the Company completed the acquisition of Marshfield DoorSystems, Inc. (“Marshfield”), for net consideration of $102.4 million. Prior to acquisition, Marshfield experienced a loss of certain property, plant and equipment, as well as a partial and temporary business interruption, due to an explosion that impacted a portion of its manufacturing facility in Marshfield, Wisconsin. Losses related to the event were recognized by Marshfield prior to the acquisition. Marshfield was insured for these losses, including business interruption, and the Company retained rights to this insurance claim subsequent to acquisition. During the fourth quarter of 2012, the Company recognized $3.3 million as partial settlement for business insurance losses. In the first quarter of 2013, the Company recognized an additional $4.5 million as final settlement of the business interruption insurance claim. These proceeds were recorded as a reduction to selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). No further business interruption insurance proceeds are expected as a result of this event.

Pro Forma Information

The following unaudited pro forma financial information represents the unaudited condensed consolidated financial information as if the Company’s acquisitions had been included in the unaudited condensed consolidated results of the Company beginning on the first day of the fiscal year prior to their respective acquisition dates. The pro forma results have been derived from unaudited 2012 financial results of the acquired entities. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies’ operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under ownership and operation of the Company.

Pro forma information relating to the Masisa acquisition is not materially different from amounts reported.

	Three Months Ended September 30, 2012
(In thousands, except per share amounts)	Masonite	2012 Acquisitions	Pro Forma
Net sales	$424,957	$3,501	$428,458
Net income (loss) attributable to Masonite	(9,916)	383	(9,533)

Basic earnings (loss) per common share	$(0.36)		$(0.34)
Diluted earnings (loss) per common share	$(0.36)		$(0.34)

	Nine Months Ended September 30, 2012
(In thousands, except per share amounts)	Masonite	2012 Acquisitions	Pro Forma
Net sales	$1,257,846	$50,267	$1,308,113
Net income (loss) attributable to Masonite	(15,794)	2,232	(13,562)

Basic earnings (loss) per common share	$(0.63)		$(0.49)
Diluted earnings (loss) per common share	$(0.63)		$(0.49)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the periods indicated are as follows:

(In thousands)	North America Segment
January 1, 2012	$56,563
Goodwill from 2012 acquisitions	21,559
December 30, 2012	78,122

Goodwill from 2013 acquisitions	316
Foreign exchange fluctuations	12
September 29, 2013	$78,450

The cost and accumulated amortized values of the Company’s intangible assets as of September 29, 2013, and December 30, 2012, are presented in the following tables:

	September 29, 2013
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(18,794)	$(328)	$63,211
Patents	27,289	(11,471)	140	15,958
Software	26,901	(14,843)	350	12,408
Other	11,923	(5,120)	(1,417)	5,386
	148,446	(50,228)	(1,255)	96,963
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	1,072	110,861
Total intangible assets	$258,235	$(50,228)	$(183)	$207,824

	December 30, 2012
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(11,373)	$(169)	$70,791
Patents	26,277	(9,521)	148	16,904
Software	25,806	(12,491)	423	13,738
Other	11,923	(3,960)	(950)	7,013
	146,339	(37,345)	(548)	108,446
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	1,389	111,178
Total intangible assets	$256,128	$(37,345)	$841	$219,624

Amortization of intangible assets was $4.3 million and $12.9 million for the three and nine months ended September 29, 2013, respectively, and was $4.4 million and $11.1 million for the three and nine months ended September 30, 2012. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives as of September 29, 2013, is as follows:

(In thousands)
Fiscal year:
2013 (remaining three months)	$4,225
2014	16,976
2015	16,436
2016	15,220
2017	13,108

4. Accounts Receivable

The Company’s customers consist mainly of wholesale distributors, dealers, and retail home centers. The Company’s ten largest customers accounted for 41.5% and 42.5% of total accounts receivable as of September 29, 2013, and December 30, 2012, respectively. The Company’s largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of September 29, 2013, and December 30, 2012. The Company’s second largest customer, Lowe’s Companies, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 30, 2012. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either September 29, 2013, or December 30, 2012.

The allowance for doubtful accounts balance was $3.9 million as of both September 29, 2013, and December 30, 2012.

The Company maintains an accounts receivable sales program with a third party (“AR Sales Program”). Under the AR Sales Program, the Company can transfer ownership of eligible trade accounts receivable of a large retail customer. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to the Company in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded to selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).

5. Inventories

The following sets forth the amounts of inventory on hand as of September 29, 2013, and December 30, 2012:

(In thousands)	September 29, 2013	December 30, 2012
Raw materials	$159,993	$138,997
Finished goods	74,885	69,786
Inventories, net	$234,878	$208,783

The Company carried an inventory provision of $7.9 million and $7.6 million as of September 29, 2013, and December 30, 2012, respectively. This provision is the result of obsolete or aged inventory.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Property, Plant and Equipment

The following sets forth the amounts of property, plant and equipment held by the Company as of September 29, 2013, and December 30, 2012:

(In thousands)	September 29, 2013	December 30, 2012
Land	$51,134	$54,888
Buildings	190,490	187,967
Machinery and equipment	571,412	550,280
Property, plant and equipment, gross	813,036	793,135
Accumulated depreciation	(193,719)	(144,775)
Property, plant and equipment, net	$619,317	$648,360

Total depreciation expense was $15.5 million and $47.7 million in the three and nine months ended September 29, 2013, respectively, and was $15.9 million and $47.5 million in the three and nine months ended September 30, 2012, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	September 29, 2013	December 30, 2012
8.25% Senior Notes due 2021	$375,000	$375,000
Unamortized premium on Senior Notes	2,906	3,194
Capital lease obligations and other long-term debt	134	654
Total long-term debt	$378,040	$378,848

Senior Notes

In April 2011, the Company issued $275.0 million aggregate principal senior unsecured notes (the “Initial Notes”), and in March 2012, the Company issued an additional $100.0 million aggregate principal senior unsecured notes (the “Add-On Notes”). The Add-On Notes have the same terms, rights and obligations as the Initial Notes, and were issued in the same series as the Initial Notes (collectively, the “Senior Notes”). In total, the Company has issued $375.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year. The Company received net proceeds of $101.5 million in 2012 from the Add-On Notes and $265.5 million in 2011 from the Initial Notes, after deducting $2.0 million and $9.5 million of transaction issuance costs, respectively. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Initial Notes were issued at par, while the Add-On Notes were issued at 103.5% of the principal amount. The resulting premium of $3.5 million from the issuance of the Add-On Notes is being amortized to interest expense over the term of the Add-On Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $125.0 million return of capital to shareholders during 2011, in the form of cash, in the amount of $4.54 per share; as well as the acquisitions of six companies during the past several years for aggregate consideration of $243.2 million. Interest expense relating to the Senior Notes was $8.0 million and $23.9 million for the three and nine months ended September 29, 2013 and was $7.7 million and $21.9 million for the three and nine months ended September 30, 2012.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company may redeem the Senior Notes, in whole or in part, at any time prior to April 15, 2015, at a price equal to 100% of the principal amount plus the applicable premium, plus accrued and unpaid interest, if any, to the date of redemption. The applicable premium means, with respect to a note at any date of redemption, the greater of (i) 1.00% of the then-outstanding principal amount of such note and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such note at April 15, 2015, plus (2) all remaining required interest payments due on such note through such date (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such note on such redemption date. The Company may also redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2015, at the applicable redemption prices specified under the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the Company may redeem up to 35% of the Senior Notes before April 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price of 108.25% of the principal amount plus accrued and unpaid interest. If the Company experiences certain changes of control or consummates certain asset sales and does not reinvest the net proceeds, the Company must offer to repurchase all of the Senior Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s directly or indirectly wholly-owned subsidiaries.

The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant.

The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 29, 2013, and December 30, 2012, the Company was in compliance with all covenants under the indenture governing the Senior Notes.

ABL Facility

In May 2011, the Company and certain of its subsidiaries, as borrowers, entered into a $125.0 million asset-based revolving credit facility (the “ABL Facility”). The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. In conjunction with this ABL Facility, the Company’s $30.0 million Bilateral Loan Facility was terminated during the second quarter of 2011.

Obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of the Company and its subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s directly or indirectly wholly-owned subsidiaries.

Borrowings under the ABL Facility will bear interest at a variable rate per annum equal to, at the Company’s option, (i) LIBOR, plus a margin ranging from 2.00% to 2.50% per annum, or (ii) the Base Rate (as defined in the ABL Facility agreement), plus a margin ranging from 1.00% to 1.50% per annum.

In addition to paying interest on any outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of unutilized commitments of 0.25% of the aggregate commitments under the ABL Facility if the average utilization is greater than 50% for any applicable period, and 0.375% of the aggregate commitments under the ABL Facility if the average utilization is less than or equal to 50% for any applicable period. The Company must also pay customary letter of credit fees and agency fees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The ABL Facility contains various customary representations, warranties and covenants by the Company, that, among other things, and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on the Company’s common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with the Company’s affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of September 29, 2013, and December 30, 2012, the Company was in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share based compensation expense was $1.8 million and $5.8 million for the three and nine months ended September 29, 2013, respectively, and was $1.8 million and $4.6 million for the three and nine months ended September 30, 2012. As of September 29, 2013, the total remaining unrecognized compensation expense related to share based compensation amounted to $11.1 million, which will be amortized over the weighted average remaining requisite service period of 2.4 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of the Company’s common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

Equity Incentive Plan

Prior to July 9, 2012, the Company had a management equity incentive plan (the “2009 Plan”). The 2009 Plan required granting by June 9, 2012, equity instruments which upon exercise would result in management (excluding directors) owning 9.55% of the common equity (3,554,811 shares) of the Company on a fully diluted basis, after giving consideration to the potential exercise of warrants and the equity instruments granted to directors. Under the 2009 Plan, the Company was required to issue to directors equity instruments that represented 0.90% (335,004 shares) of the common equity on a fully diluted basis. The requirement for issuance to employees was satisfied in June 2012, and the requirement for issuance to directors was satisfied in July 2009. Aside from shares issuable for outstanding awards, there are no further shares of common stock available for future issuance under the 2009 Plan.

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Compensation Committee of the Board of Directors. The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture based on employee stock ownership. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of September 29, 2013, there were 1,503,621 shares of common stock available for future issuance under the 2012 Plan.

Deferred Compensation Plan

Effective August 13, 2012, the Board of Directors adopted a Deferred Compensation Plan (“DCP”) whereby certain employees and directors in the United States may elect to defer to a later date a portion of their base pay, bonuses, restricted stock awards and director fees. The DCP is an unfunded participant-directed plan where the Company has the option to contribute the deferrals into a rabbi trust where investments could be made.

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(loss). The liability relating to deferred compensation represents the Company’s obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability are recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of September 29, 2013, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

Stock Appreciation Rights

The Company has granted Stock Appreciation Rights (“SARs”) to certain employees. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of four years, and have a life of ten years. It is assumed that all time-based SARs will vest.

The total fair value of SARs vested was $1.4 million and $2.5 million in the three and nine months ended September 29, 2013, respectively, and was $1.6 million and $2.6 million during the three and nine months ended September 30, 2012.

Nine Months Ended September 29, 2013	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Granted	212,550		32.68
Exercised	(116,135)		13.67
Cancelled	(42,887)		14.60
Outstanding, end of period	2,681,976	$41,478	$17.21	5.9

Exercisable, end of period	2,251,929	$38,567	$15.55	5.4

During the nine months ended September 29, 2013, the Company granted 212,550 units of SARs to certain employees.
The value of the SARs granted in 2013, as determined using the Black-Scholes-Merton valuation model, was $2.7 million and is being recognized over the weighted average requisite service period of 3.0 years. Expected volatility is based on the historical volatility of the Company’s public industry peers’ common shares, amongst other considerations.
Following are the weighted average grant date assumptions used for the SARs granted in 2013:

Option value (model conclusion)	$12.53
Risk-free rate	1.8%
Expected dividend yield	0.0%
Expected volatility	35.1%
Expected term (in years)	6.5

Restricted Stock Units

The Company has granted Restricted Stock Units (“RSUs”) to directors and certain employees. The RSUs confer the right to receive shares of the Company’s common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant and is recognized over the requisite service period. The RSUs vest over a maximum of four years, and call for the underlying shares to be delivered no later than the fourth anniversary of the grant dates. It is assumed that all time-based RSUs will vest.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended September 29, 2013	Unvested Restricted Stock Units	Vested and Undelivered Restricted Stock Units	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	625,750	296,196	921,946	$17.75
Granted	324,358	—	324,358	23.80
Delivered	—	(460,512)	(460,512)
Withheld to cover (1)	—	(11,968)	(11,968)
Cancelled	(48,119)	—	(48,119)
Vested	(188,049)	188,049	—
Outstanding, end of period	713,940	11,765	725,705	$21.19

(1) A portion of the vested RSUs delivered were net share settled to cover the minimum statutory requirements for income and other employment taxes, at the individual employee’s election. The equivalent cash is then remitted by the Company to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

During the nine months ended September 29, 2013, the Company granted 324,358 RSUs to certain employees. Approximately half of the RSUs vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in 2013 was $7.7 million and is being recognized over the weighted average requisite service period of 2.3 years.

Return of Capital

On May 17, 2011, (the “Declaration Date”) the Company declared a return of capital to shareholders in the form of cash in the amount of $4.54 per share. In accordance with the RSU agreements, RSUs which were outstanding on the Declaration Date had the right to participate in the return of capital. The accumulated return of capital on RSUs will be paid when the underlying RSUs are delivered. The unpaid portion of the return of capital was $0.2 million and $1.5 million as of September 29, 2013, and December 30, 2012, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Warrants

On June 9, 2009, the Company issued 5,833,335 warrants, representing the right to purchase the Company’s common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the return of capital in 2011. Of these, 3,333,334 expire on June 9, 2014, and 2,500,001 expire on June 9, 2016. The Company has accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and additional paid-in capital.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Commitments and Contingencies

For lease agreements that provide for escalating rent payments or rent-free occupancy periods, the Company recognizes rent expense on a straight line basis over the non-cancelable lease term and any option renewal period where failure to exercise such option would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when all conditions precedent to the Company’s obligation to pay rent are satisfied. The leases contain provisions for renewal ranging from zero to three options of generally five years each. Minimum payments, for the following future periods, under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more consist of the following:

(In thousands)
Fiscal year:
2013 (remaining three months)	$4,941
2014	15,827
2015	14,739
2016	11,523
2017	9,867
Thereafter	59,482
$116,379

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.1 million and $18.9 million for the three and nine months ended September 29, 2013, respectively, and was $6.4 million and $18.7 million for the three and nine months ended September 30, 2012.

Masonite has provided customary indemnifications to its landlords under certain property lease agreements for claims by third parties in connection with its use of the premises. Masonite has also provided routine indemnifications against adverse effects to changes in tax laws and patent infringements by third parties. The maximum amount of these indemnifications cannot be reasonably estimated due to their nature. In some cases, Masonite has recourse against other parties to mitigate its risk of loss from these indemnifications. Historically, the Company has not made any significant payments relating to such indemnifications.

From time to time, the Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on the Company’s condensed consolidated financial statements, results of operations or liquidity.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Restructuring Costs

The following presents changes in the accrual for restructuring and severance by activity:

(In thousands)	December 30, 2012	Expense	Payments	September 29, 2013
Restructuring plans in 2009 and prior	$1,675	$380	$962	$1,093
2012 closures and exit activities	2,893	3,579	4,929	1,543
2013 closures and severance	—	508	412	96
	$4,568	$4,467	$6,303	$2,732

(In thousands)	January 1, 2012	Expense	Payments	Non-Cash Items	September 30, 2012
Restructuring plans in 2009 and prior	$3,130	$—	$1,365	$—	$1,765
Reduction in staff levels in 2011 and other	401	161	562	—	—
2012 closures and exit activities	—	4,890	1,964	911	2,015
	$3,531	$5,051	$3,891	$911	$3,780

The following presents changes in the accrual for restructuring and severance by segment:

(In thousands)	December 30, 2012	Expense	Payments	September 29, 2013
North America	$497	$1,095	$1,310	$282
Europe, Asia and Latin America	4,071	3,372	4,993	2,450
	$4,568	$4,467	$6,303	$2,732

(In thousands)	January 1, 2012	Expense	Payments	Non-Cash Items	September 30, 2012
North America	$858	$690	$1,010	$—	$538
Europe, Asia and Latin America	2,673	4,361	2,881	911	3,242
	$3,531	$5,051	$3,891	$911	$3,780

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information pertaining to total restructuring costs by plan as well as by segment is as follows:

(In thousands)	Nine Months Ended September 29, 2013	Cumulative Amount Incurred to Date
Restructuring plans in 2009 and prior	$380	$3,390
Reduction in staff levels in 2010	—	7,383
Reduction in staff levels in 2011 and other	—	4,574
2012 closures and exit activities	3,579	14,708
2013 closures and severance	508	508
	$4,467	$30,563

North America	$1,095	$11,016
Europe, Asia and Latin America	3,372	19,547
	$4,467	$30,563

The Company expects to incur approximately $1.1 million of additional restructuring costs related to activities initiated as of September 29, 2013. Although each restructuring action is unique, based upon the nature of the Company’s operations, the Company expects that the allocation of future restructuring costs will be consistent with its historical experience.

During 2013, the Company began implementing plans to rationalize certain international facilities, including related headcount reductions, in order to respond to declines in demand in international markets. Costs associated with these actions include closure and severance charges and are expected to be substantially completed by the end of 2013.

During 2012, the Company began implementing plans to close certain of its U.S. manufacturing facilities due to the start-up of its new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. The Company also began implementing plans during 2012 to permanently close its businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies. Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are expected to be completed by the end of 2013.

Prior years’ restructuring costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, the Company reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The 2011 restructuring plans were completed during 2012 and the 2009 and prior restructuring plans are substantially completed, although cash payments are expected to continue through 2014, primarily related to lease payments at closed facilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Current	$308	$1,093	$1,110	$2,456
Deferred	(6,580)	(1,234)	(8,826)	(8,794)
Income tax expense (benefit)	$(6,272)	$(141)	$(7,716)	$(6,338)

The effective tax rate differs from the Canadian federal statutory rate of 25.9% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, tax exempt income, and $4.4 million of discrete income tax benefits recorded in 2013 resulting primarily from the Company entering into voluntary disclosure agreements which reduced the reserve for unrecognized tax benefits.

The Company currently has deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. The Company has determined that a valuation allowance of $24.6 million and $24.3 million was required for its deferred income tax assets as of September 29, 2013, and December 30, 2012, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada and the United Kingdom. The Company expects to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of taxable income is reached.

On June 26, 2013, Canada’s Bill C-48, Technical Tax Amendments Act, 2012, was enacted for U.S. GAAP reporting purposes. As it pertains to the Company, this legislation included new rules associated with upstream loans and indebtedness between a foreign affiliate and its Canadian parent company. As of September 29, 2013, the Company believes the enacted legislation does not materially impact the income tax provision.

12. Supplemental Cash Flow Information

The following presents certain cash and non-cash transactions:

	Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012
Transactions involving cash:
Interest paid	$15,503	$15,740
Interest received	388	411
Income taxes paid	5,171	5,412
Income tax refunds	687	2,927
Non-cash transactions:
Property, plant and equipment additions in accounts payable	1,160	590

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Segment Information

The Company’s reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. The Company’s management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments.

Adjusted EBITDA is a measure used by management to measure operating performance. It is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization of intangible assets;

•	share based compensation expense;

•	loss (gain) on sale of property, plant and equipment;

•	impairment of property, plant and equipment;

•	restructuring costs;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax (benefit) expense,

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the Senior Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information with respect to geographic segments is as follows:

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Three Months Ended September 29, 2013
Sales	$333,116	$85,972	$18,051	$437,139
Intersegment sales	(22)	(4,066)	—	(4,088)
Net sales to external customers	$333,094	$81,906	$18,051	$433,051

Adjusted EBITDA	$23,117	$1,484	$1,833	$26,434

	Three Months Ended September 30, 2012
Sales	$319,307	$89,822	$20,048	$429,177
Intersegment sales	(275)	(3,906)	(39)	(4,220)
Net sales to external customers	$319,032	$85,916	$20,009	$424,957

Adjusted EBITDA	$19,825	$3,725	$1,435	$24,985

	Nine Months Ended September 29, 2013
Sales	$999,493	$270,621	$53,370	$1,323,484
Intersegment sales	(380)	(12,396)	(40)	(12,816)
Net sales to external customers	$999,113	$258,225	$53,330	$1,310,668

Adjusted EBITDA	$71,672	$10,403	$3,997	$86,072

	Nine Months Ended September 30, 2012
Sales	$918,712	$290,334	$62,040	$1,271,086
Intersegment sales	(1,044)	(12,056)	(140)	(13,240)
Net sales to external customers	$917,668	$278,278	$61,900	$1,257,846

Adjusted EBITDA	$53,522	$12,971	$5,151	$71,644

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below provides a reconciliation of the Company’s consolidated Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Adjusted EBITDA	$26,434	$24,985	$86,072	$71,644
Less (plus):
Depreciation	15,505	15,859	47,682	47,486
Amortization of intangible assets	4,277	4,356	12,883	11,070
Share based compensation expense	1,841	1,786	5,752	4,605
Loss (gain) on disposal of property, plant and equipment	(2,772)	200	(1,810)	683
Impairment of property, plant and equipment	—	—	1,904	—
Restructuring costs	1,265	3,829	4,467	5,051
Interest expense, net	8,330	7,969	24,788	23,073
Other expense (income), net	(255)	80	(776)	1,197
Income tax expense (benefit)	(6,272)	(141)	(7,716)	(6,338)
Loss (income) from discontinued operations, net of tax	62	50	196	(1,520)
Net income (loss) attributable to noncontrolling interest	838	913	2,123	2,131
Net income (loss) attributable to Masonite	$3,615	$(9,916)	$(3,421)	$(15,794)

14. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of September 29, 2013, and December 30, 2012, was $409.2 million and $400.3 million, respectively, compared to a carrying value of $377.9 million and $378.2 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to the Company and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for the Company’s debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of the Company’s expectations.

The Company had assets held for sale of $7.2 million as of December 30, 2012. During the nine months ended September 29, 2013, the Company divested four locations which had a book value of $3.8 million. The sale of these locations resulted in the recognition of a gain of $3.0 million representing the excess of the consideration received over the book value of the divested assets. Foreign exchange fluctuations in the nine months ended September 29, 2013, decreased the value of foreign assets held for sale by $0.1 million, resulting in a balance of assets held for sale as of September 29, 2013, of $3.3 million. Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell and are revalued at each reporting date. This valuation is performed on a recurring basis, and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. The related charges due to revaluation were not material in the three or nine months ended September 29, 2013, or September 30, 2012.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings attributable to Masonite by the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS is calculated by dividing earnings attributable to Masonite by the weighted-average number of common shares plus the incremental number of shares issuable from non-vested and vested RSUs, SARs and warrants outstanding during the period.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share information)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss) attributable to Masonite	$3,615	$(9,916)	$(3,421)	$(15,794)
Income (loss) from discontinued operations, net of tax	(62)	(50)	(196)	1,520
Income (loss) from continuing operations attributable to Masonite	$3,677	$(9,866)	$(3,225)	$(17,314)

Shares used in computing basic earnings per share	28,021,671	27,806,339	28,081,966	27,624,652
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	1,873,361	—	—	—
Shares used in computing diluted earnings per share	29,895,032	27,806,339	28,081,966	27,624,652

Earnings (loss) per common share attributable to Masonite:
Basic - from continuing operations	$0.13	$(0.36)	$(0.11)	$(0.63)
Diluted - from continuing operations	$0.12	$(0.36)	$(0.11)	$(0.63)

Basic - from discontinued operations, net of tax	$—	—	$(0.01)	$0.06
Diluted - from discontinued operations, net of tax	$—	—	$(0.01)	$0.06

Basic	$0.13	$(0.36)	$(0.12)	$(0.57)
Diluted	$0.12	$(0.36)	$(0.12)	$(0.57)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	5,833,335	5,833,335	5,833,335	5,833,335
Stock appreciation rights	—	956,819	1,271,349	886,296
Restricted stock units	—	682,075	563,952	734,271

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the nine months ended September 29, 2013, and the three and nine months ended September 30, 2012, no potential common shares relating to the Company’s equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given the Company’s net loss position for those periods.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following presents a roll forward of the components of accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Accumulated foreign exchange gains (losses), beginning of period	$(20,813)	$(17,385)	$2,538	$(5,489)
Foreign exchange gain (loss)	10,284	19,571	(13,577)	7,932
Income tax benefit (expense) on foreign exchange gain (loss)	—	1,197	—	783
Less: foreign exchange gain (loss) attributable to noncontrolling interest	(124)	(630)	386	(473)
Accumulated foreign exchange gains (losses), end of period	(10,653)	2,753	(10,653)	2,753

Accumulated amortization of actuarial net losses, beginning of period	1,463	519	1,037	—
Amortization of actuarial net losses	349	422	1,047	1,267
Income tax benefit (expense) on amortization of actuarial net losses	(136)	(163)	(408)	(489)
Accumulated amortization of actuarial net losses, end of period	1,676	778	1,676	778

Accumulated pension and other post-retirement adjustments	(22,559)	(22,239)	(22,559)	(22,239)

Accumulated other comprehensive income (loss)	$(31,536)	$(18,708)	$(31,536)	$(18,708)

Other comprehensive income (loss), net of tax:	$10,497	$21,027	$(12,938)	$9,493
Less: other comprehensive income (loss) attributable to noncontrolling interest	124	630	(386)	473
Other comprehensive income (loss) attributable to Masonite	$10,373	$20,397	$(12,552)	$9,020

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold on the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of September 29, 2013, and December 30, 2012, the Company held an interest in one variable interest entity (“VIE”), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into Masonite’s supply chain and manufactures door facings. The Company is the primary beneficiary of the VIE via the terms of the Company’s existing supply agreement with the VIE. As primary beneficiary via the supply agreement, the Company receives a disproportionate amount of earnings on sales to third parties in relation to its voting interest, and as a result, receives a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on the Company’s consolidated financial statements. The Company also has the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, the Company has consolidated the results of the VIE.

(In thousands)	September 29, 2013	December 30, 2012
Current assets	$12,228	$11,424
Property, plant and equipment, net	17,541	20,446
Long-term deferred income taxes	16,539	17,575
Other assets, net	2,004	—
Current liabilities	(3,024)	(3,967)
Other long-term liabilities	(6,161)	(6,497)
Noncontrolling interest	(8,535)	(13,669)
Net cumulative investment by the Company	$30,592	$25,312

Current assets include $6.6 million and $4.1 million of cash and cash equivalents as of September 29, 2013, and December 30, 2012, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIE.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended September 29, 2013, and September 30, 2012. In this MD&A, “Company”, “Masonite”, “we”, “us” and “our”refers to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in the Form 10 filed with the Securities and Exchange Commission on August 19, 2013. On September 6, 2013, the Form 10 was declared effective by the SEC, resulting in the Company becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On September 9, 2013, the common shares of the Company began trading on the New York Stock Exchange under the ticker symbol "DOOR". The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the commercial and architectural interior wood door markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the nine months ended September 29, 2013, 76.2% of our net sales were in North America, 19.7% in Europe, Asia and Latin America and 4.1% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louvre and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the nine months ended September 29, 2013, sales of interior and exterior products accounted for 74.0% and 26.0% of net sales, respectively.
We operate 64 manufacturing and distribution facilities in 11 countries in North America, South America, Europe, Africa and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the nine months ended September 29, 2013, we generated net sales of $999.1 million, $258.3 million and $53.3 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

MASONITE INTERNATIONAL CORPORATION

Key Factors Affecting Our Results of Operations
Product Demand
There are numerous factors that influence overall market demand for our products. Demand for new homes, home improvement products and other building construction products have a direct impact on our financial condition and results of operations. Demand for our products may be impacted by changes in United States, Canadian, European, Asian or global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Additionally, trends in residential new construction, repair, renovation and remodeling and commercial building construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

•	the strength of the economy;

•	the amount and type of residential and commercial construction;

•	housing sales and home values;

•	the age of existing home stock, home vacancy rates and foreclosures;

•	commercial building occupancy rates;

•	increases in the cost of raw materials or any shortage in supplies;

•	the availability and cost of credit;

•	employment rates and consumer confidence; and

•	demographic factors such as immigration and migration of the population and trends in household formation.

Product Pricing and Mix
The building products industry is highly competitive and we therefore face pressure on sales prices of our products. In addition, our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. Our business in general is subject to changing consumer and industry trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, which could materially adversely affect us. Changes in consumer preferences may also lead to increased demand for our lower margin products relative to our higher margin products, which could reduce our future profitability.
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years we have initiated, and in the future we plan to initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability. We expect to incur approximately $1.1 million of additional restructuring costs related to activities initiated as of September 29, 2013.

MASONITE INTERNATIONAL CORPORATION

During 2013, we began implementing plans to rationalize certain international facilities, including related headcount reductions, in order to respond to declines in demand in international markets (the “2013 Restructuring Plan”). Costs associated with these actions include closure and severance charges and are expected to be substantially completed by the end of 2013. The 2013 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $2 million.
During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Poland, Hungary and Romania, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the “2012 Restructuring Plans”). Costs associated with these closure and exit activities relate to closure of facilities and impairment of certain tangible and intangible assets, and are expected to be completed by the end of 2013. The 2012 Restructuring Plans are estimated to increase our annual earnings and cash flows by approximately $10 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended September 29, 2013, approximately 42% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country.
Inflation
An increase in inflation could have a significant impact on the cost of our raw material inputs. Increased prices for raw materials or finished goods used in our products and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incurred costs on to our customers. In addition, interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, demand for new homes and home improvement products decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.
Seasonality
Our business is moderately seasonal and our net sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity.

MASONITE INTERNATIONAL CORPORATION

Acquisitions
In the past several years, we have pursued strategic tuck-in acquisitions targeting companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies:

•
Masisa: In July 2013, we completed the acquisition of the door manufacturing operations of Masisa S.A. for total consideration of $12.2 million. The transaction includes the door component operations in Cabrero, Chile and a door assembly factory in Chillan, Chile. The operations acquired primarily manufacture high quality stile and rail panel and French wood doors for the North American market. The Masisa acquisition acts as a natural complement to Lemieux and our existing residential wood door offering.

•
Lemieux: In August 2012, we completed the acquisition of Portes Lemieux Inc. for net consideration of $22.1 million. Lemieux manufactures interior and exterior stile and rail wood doors for residential applications at its two facilities in Windsor, Quebec. The acquisition of Lemieux complemented our residential wood door business and provides us an additional strategic growth platform.

•
Algoma: In April 2012, we completed the acquisition of Algoma Holding Company for net consideration of $55.6 million. Algoma manufactures interior wood doors for commercial and architectural applications. The acquisition of Algoma complemented our existing Baillargeon, Mohawk and Marshfield branded commercial and architectural interior wood door business.

•
Baillargeon: In March 2012, we completed the acquisition of Baillargeon, Inc. for net consideration of $9.9 million. Baillargeon is a Canadian manufacturer of interior wood doors for commercial and architectural applications.

•
Birchwood: In November 2011, we completed the acquisition of Birchwood, for net consideration of $41.0 million. We believe Birchwood is one of North America’s largest producers of commercial and architectural flush wood door facings, as well as a significant producer of hardwood plywood. The Birchwood acquisition enhanced our position as a leader in the manufacturing and distribution of components for commercial and architectural interior wood doors, and acts as a natural complement to our existing business.

•
Marshfield: In August 2011, we completed the acquisition of Marshfield for net consideration of $102.4 million. We believe Marshfield is a leading provider of doors and door components for commercial and architectural applications that enables us to provide our customers with a wider range of innovative door products.

Prior to the acquisition, Marshfield experienced a loss of certain property, plant and equipment, as well as a partial and temporary business interruption, due to an explosion that impacted a portion of its manufacturing facility in Marshfield, Wisconsin. Losses related to the event were recognized by Marshfield prior to the acquisition. Marshfield was insured for these losses, including business interruption, and the Company retained rights to this insurance claim subsequent to acquisition. During the fourth quarter of 2012, we recognized $3.3 million as partial settlement for business interruption losses. In the first quarter of 2013, we recognized an additional $4.5 million as final settlement of the claim. These proceeds were recorded as a reduction to selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). No further business interruption insurance proceeds are expected as a result of this event.

MASONITE INTERNATIONAL CORPORATION

Components of Results of Operations
Net Sales
Net sales are derived from the sale of products to our customers. We recognize sales of our products when an agreement with the customer in the form of a sales order is in place, the sales price is fixed or determinable, collection is reasonably assured and the customer has taken ownership and assumes risk of loss. Certain customers are eligible to participate in various incentive and rebate programs considered as a reduction of the sales price of our products. Accordingly, net sales are reported net of such incentives and rebates. Additionally, shipping and other transportation costs charged to customers are recorded in net sales in the condensed consolidated statements of comprehensive income (loss).
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers. Cost of goods sold includes all of the direct materials and direct labor used to produce our products. Included in our cost of goods sold is also a systematic allocation of fixed and variable production overhead incurred in converting raw materials into finished goods. Fixed production overhead reflects those indirect costs of production that remain relatively constant regardless of the volume of production, such as depreciation and maintenance of factory buildings and equipment, and the cost of factory management and administration. Variable production overhead consists of those indirect costs of production that vary directly, or nearly directly, with the volume of production, such as indirect materials and indirect labor. Research and development costs are primarily included within cost of goods sold. Finally, cost of goods sold also includes the distribution and transportation costs to deliver products to our customers.
Selling, General and Administration Expenses
Selling, general and administration expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits costs and stock based compensation expense; professional fees including legal, accounting and consulting fees; depreciation and amortization of our non-manufacturing equipment and assets; travel and entertainment expenses; director, officer and other insurance policies; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. Certain charges that are also incurred less frequently and are included in selling, general and administration costs include restructuring charges, gain or loss on disposal of property, plant and equipment, asset impairments and bad debt expense.
Restructuring Costs
Restructuring costs include all salary-related severance benefits that are accrued and expensed when a restructuring plan has been put into place, the plan has received approval from the appropriate level of management and the benefit is probable and reasonably estimable. In addition to salary-related costs, we incur other restructuring costs when facilities are closed or capacity is realigned within the organization. Upon termination of a contract we record liabilities and expenses pursuant to the terms of the relevant agreement. For non-contractual restructuring activities, liabilities and expenses are measured and recorded at fair value in the period in which they are incurred.
Interest Expense, Net
Interest expense, net relates primarily to our $375.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, $275.0 million of which were issued in April 2011 and $100.0 million of which were issued in March 2012. The transaction costs were capitalized as deferred financing costs and are being amortized to interest expense over their term. The senior notes issued in March 2012 were issued at 103.5% of the principal amount and resulted in a premium from the issuance that will be amortized to interest expense over their term. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility both of which are recorded in interest expense as incurred.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net includes profit and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting and various miscellaneous non-operating expenses.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. A valuation allowance is recorded to reduce deferred tax assets to an amount that is anticipated to be realized on a more likely than not basis. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries where we have operations, including the United States, Canada, France, the United Kingdom and Ireland. Our income tax rate is also affected by estimates of our ability to realize tax assets and changes in tax laws.
Segment Information
The segment discussion that follows contains discussion surrounding “Adjusted EBITDA,” a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Adjusted EBITDA is defined as net income (loss) attributable to Masonite, adjusted to exclude the following items:

•	depreciation;

•	amortization of intangible assets;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	impairment of property, plant and equipment;

•	restructuring costs;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit);

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to noncontrolling interest.

We believe that Adjusted EBITDA, from an operations standpoint, provides an appropriate way to measure and assess operating performance. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. We believe that Adjusted EBITDA is useful to users of the condensed consolidated financial statements because it provides the same information that we use internally for purposes of assessing our operating performance and making compensation decisions. This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the Senior Notes and the credit agreement governing the ABL facility.
Adjusted EBITDA is not a presentation made in accordance with GAAP, is not a measure of financial condition or profitability, and should not be considered as an alternative to either net income or operating cash flows determined in accordance with GAAP. Our management team has established the practice of reviewing the performance of each geographic segment based on the measures of net sales and Adjusted EBITDA. Intersegment transfers are negotiated on an arm’s length basis, using market prices.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$433,051	$424,957	$1,310,668	$1,257,846
Cost of goods sold	374,082	369,520	1,136,629	1,094,400
Gross profit	58,969	55,437	174,039	163,446
Gross profit as a % of net sales	13.6%	13.0%	13.3%	13.0%
Selling, general and administration expenses	51,386	52,653	154,378	155,646
Restructuring costs	1,265	3,829	4,467	5,051
Operating income (loss)	6,318	(1,045)	15,194	2,749

Interest expense, net	8,330	7,969	24,788	23,073
Other expense (income), net	(255)	80	(776)	1,197
Income (loss) from continuing operations before income tax expense (benefit)	(1,757)	(9,094)	(8,818)	(21,521)
Income tax expense (benefit)	(6,272)	(141)	(7,716)	(6,338)
Income (loss) from continuing operations	4,515	(8,953)	(1,102)	(15,183)
Income (loss) from discontinued operations, net of tax	(62)	(50)	(196)	1,520
Net income (loss)	4,453	(9,003)	(1,298)	(13,663)
Less: Net income (loss) attributable to noncontrolling interest	838	913	2,123	2,131
Net income (loss) attributable to Masonite	$3,615	$(9,916)	$(3,421)	$(15,794)
Three Months Ended September 29, 2013, Compared With Three Months Ended September 30, 2012
Net Sales
Net sales in the three months ended September 29, 2013, were $433.1 million, an increase of $8.1 million or 1.9% from $425.0 million in the three months ended September 30, 2012. Net sales in the third quarter of 2013 were $5.0 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $13.1 million or 3.1% due to changes in unit volume, average unit price and sales of other products. Changes in average unit price increased net sales in the third quarter of 2013 by $24.1 million or 5.7%. Lower unit volumes in the third quarter of 2013 decreased net sales by $10.1 million or 2.4%. Net sales of other products were $0.9 million lower in the third quarter of 2013 compared to the 2012 period.
The proportion of net sales from interior and exterior products in the three months ended September 29, 2013, was 73.6% and 26.4%, respectively, compared to 72.9% and 27.1% in the three months ended September 30, 2012. The increase in interior products as a percentage of net sales was primarily due to incremental sales from our recent acquisitions, which service the residential interior wood door market.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	September 29, 2013	September 30, 2012
North America	$333,116	$319,307
North America intersegment	(22)	(275)
North America net sales to external customers	$333,094	$319,032
Percentage of consolidated net sales	76.9%	75.1%

Europe, Asia and Latin America	$85,972	$89,822
Europe, Asia and Latin America intersegment	(4,066)	(3,906)
Europe, Asia and Latin America net sales to external customers	$81,906	$85,916
Percentage of consolidated net sales	18.9%	20.2%

Africa	$18,051	$20,048
Africa intersegment	—	(39)
Africa net sales to external customers	$18,051	$20,009
Percentage of consolidated net sales	4.2%	4.7%

Consolidated net sales to external customers	$433,051	$424,957
North America
Net sales to external customers from facilities in the North America segment in the three months ended September 29, 2013, were $333.1 million, an increase of $14.1 million or 4.4% from $319.0 million in the three months ended September 30, 2012. Net sales in the third quarter of 2013 were $2.9 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $17.0 million or 5.3% due to changes in unit volume, average unit price and sales of other products. Changes in average unit price increased net sales in the third quarter of 2013 by $16.0 million or 5.0% compared to the 2012 period. Additionally, net sales of other products to external customers were $2.6 million higher in the third quarter of 2013 compared to the 2012 period. Partially offsetting these increases were lower unit volumes in the third quarter of 2013 decreased net sales by $1.6 million or 0.5% compared to the 2012 period. This decline in volumes was primarily due to a loss of a portion of our Lowe's business, which was partially offset by increases in residential demand driven by increased new construction and incremental sales from our recent acquisitions.
The proportion of net sales from interior and exterior products in the three months ended September 29, 2013, was 68.6% and 31.4%, respectively, compared to 67.0% and 33.0% in the three months ended September 30, 2012. The increase in our interior products as a percentage of North America net sales was primarily due to incremental sales from our recent acquisitions, which service the residential interior wood door market.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended September 29, 2013, were $82.0 million, a decrease of $4.0 million or 4.7% from $86.0 million in the three months ended September 30, 2012. Net sales in the third quarter were $1.7 million higher due to a weakening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have decreased by $5.7 million or 6.6% due to changes in unit volume, average unit price and sales of other products. Net sales in the three months ended September 29, 2013, decreased due to a decline in unit volumes as a result of the broader market downturn in these regions and our decision to discontinue certain unprofitable product lines, which resulted in a $3.8 million or 4.4% decrease in net sales in the third quarter of 2013 compared to the 2012 period. Net sales of other products to external customers were $3.5 million or 4.1% lower in 2013 compared to the 2012 period. Partially offsetting the decline in net

MASONITE INTERNATIONAL CORPORATION

sales in the third quarter were changes in average unit price, which increased net sales in the third quarter of 2013 by $1.6 million or 1.9% compared to the 2012 period.
The proportion of net sales from interior and exterior products for the three months ended September 29, 2013, was 88.2% and 11.8%, respectively, compared to 88.8% and 11.2% in the three months ended September 30, 2012. The reduced proportion of sales of our interior products was primarily driven by the cessation of our manufacturing operations in Poland as well as the closure of our businesses in Hungary and Romania as part of the 2012 Restructuring Plans.
Africa
Net sales to external customers from facilities in the Africa segment in the three months ended September 29, 2013, were $18.0 million, a decrease of $2.0 million or 10.0% from $20.0 million in the three months ended September 30, 2012. Net sales in the third quarter of 2013 were $3.8 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $1.8 million or 9.0% due to changes in unit volume and average unit price. Changes in average unit price increased net sales in the third quarter of 2013 by $6.5 million or 32.5% compared to the 2012 period. Partially offsetting the increase in net sales in the third quarter were lower unit volumes, which resulted in a $4.7 million or 23.5% decrease in net sales in the third quarter of 2013 compared to the 2012 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 86.4% and 87.0% for the three months ended September 29, 2013 and September 30, 2012, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Due to the favorable impact of average unit price on our net sales, we saw decreases in overhead, depreciation, distribution costs and material costs as a percentage of net sales in the third quarter of 2013 over the 2012 period. This was mostly offset by an increase in direct labor as a percentage of net sales in the third quarter of 2013 over the 2012 period.
Selling, General and Administration Expenses
In the three months ended September 29, 2013, selling, general and administration expenses, as a percentage of net sales, were 11.9%, compared to 12.4% in the three months ended September 30, 2012, a decrease of 50 basis points.
Selling, general and administration expenses in the three months ended September 29, 2013, were $51.4 million, a decrease of $1.3 million from $52.7 million in the three months ended September 30, 2012. The impact of exchange rates on selling, general and administration expenses in the third quarter of 2013 was not material. The overall $1.3 million decrease in selling, general and administration expenses was due to decreases in impairment and losses on sales of property plant and equipment of $3.0 million and other miscellaneous decreases of $0.9 million, which were partially offset by an increase in bad debt expense of $0.6 million and $2.0 million of one-time costs related to the registration and listing of our common shares.
Restructuring Costs
Restructuring costs in the three months ended September 29, 2013, were $1.3 million, compared to $3.8 million in the three months ended September 30, 2012. Restructuring costs in the third quarter of 2013 were related primarily to expenses incurred as part of the 2012 Restructuring Plans, as well as expenses incurred concurrent with the implementation of the 2013 Restructuring Plan. Costs incurred in the third quarter of 2012 were related primarily to the 2012 Restructuring Plans.
Interest Expense, Net
Interest expense, net, was $8.3 million in the three months ended September 29, 2013, which was comparable to the $8.0 million expense recorded in the three months ended September 30, 2012.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the three months ended September 29, 2013, was $(0.3) million, compared to $0.1 million in the three months ended September 30, 2012. The change in other expense (income), net, was due to our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and various miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax benefit in the three months ended September 29, 2013, was $6.3 million, compared to $0.1 million in the three months ended September 30, 2012. The change in our income tax benefit is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, and discrete income tax benefits of $1.5 million recorded in the three months ended September 29, 2013, compared to zero in the three months ended September 30, 2012, resulting primarily from the Company entering into voluntary disclosure agreements with U.S. state jurisdictions which reduced the associated reserve for unrecognized tax benefits. It was also affected by discrete items that may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	North America	Europe, Asia and Latin America	Africa	Total
(in thousands)	Three Months Ended September 29, 2013
Adjusted EBITDA	$23,117	$1,484	$1,833	$26,434
Percentage of segment net sales	6.9%	1.8%	10.2%	6.1%

	Three Months Ended September 30, 2012
Adjusted EBITDA	$19,825	$3,725	$1,435	$24,985
Percentage of segment net sales	6.2%	4.3%	7.2%	5.9%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Three Months Ended September 29, 2013
Adjusted EBITDA	$23,117	$1,484	$1,833	$26,434
Less (plus):
Depreciation	10,679	3,910	916	15,505
Amortization of intangible assets	3,797	480	—	4,277
Share based compensation expense	1,841	—	—	1,841
Loss (gain) on disposal of property, plant and equipment	240	(3,012)	—	(2,772)
Restructuring costs	65	1,200	—	1,265
Interest expense (income), net	15,776	(7,482)	36	8,330
Other expense (income), net	61	(316)	—	(255)
Income tax expense (benefit)	(6,331)	(180)	239	(6,272)
Loss (income) from discontinued operations, net of tax	62	—	—	62
Net income (loss) attributable to noncontrolling interest	838	—	—	838
Net income (loss) attributable to Masonite	$(3,911)	$6,884	$642	$3,615

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Three Months Ended September 30, 2012
Adjusted EBITDA	$19,825	$3,725	$1,435	$24,985
Less (plus):
Depreciation	10,401	4,443	1,015	15,859
Amortization of intangible assets	3,845	511	—	4,356
Share based compensation expense	1,786	—	—	1,786
Loss (gain) on disposal of property, plant and equipment	60	140	—	200
Restructuring costs	(2)	3,831	—	3,829
Interest expense (income), net	15,526	(7,576)	19	7,969
Other expense (income), net	(269)	349	—	80
Income tax expense (benefit)	847	(1,091)	103	(141)
Loss (income) from discontinued operations, net of tax	50	—	—	50
Net income (loss) attributable to noncontrolling interest	913	—	—	913
Net income (loss) attributable to Masonite	$(13,332)	$3,118	$298	$(9,916)
Adjusted EBITDA in our North America segment increased $3.3 million, or 16.7%, to $23.1 million in the three months ended September 29, 2013, from $19.8 million in the three months ended September 30, 2012. Adjusted EBITDA in our North America segment included $2.0 million of one-time costs related to the registration and listing of our common shares. Additionally, Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $13.7 million and $12.2 million in the third quarter of 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $2.2 million, or 59.5%, to $1.5 million in the three months ended September 29, 2013, from $3.7 million in the three months ended September 30, 2012. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $0.7 million and $1.1 million in the third quarter of 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment increased $0.4 million, or 28.6%, to $1.8 million in three months ended September 29, 2013, from $1.4 million in the three months ended September 30, 2012. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $0.6 million and $0.7 million in the third quarter of 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Nine Months Ended September 29, 2013, Compared With Nine Months Ended September 30, 2012
Net Sales
Net sales in the nine months ended September 29, 2013, were $1,310.7 million, an increase of $52.9 million or 4.2% from $1,257.8 million in the nine months ended September 30, 2012. Net sales in the first nine months of 2013 were $10.8 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $63.7 million or 5.1% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in the first nine months of 2013 increased net sales by $32.7 million or 2.6%. Changes in average unit price increased net sales in the first nine months of 2013 by $35.7 million or 2.8%. Net sales of other products were $4.7 million lower in the first nine months of 2013 compared to the 2012 period.
The proportion of net sales from interior and exterior products in the nine months ended September 29, 2013, was 74.0% and 26.0%, respectively, compared to 73.8% and 26.2% in the nine months ended September 30, 2012. The increased proportion of sales of our interior products was primarily driven by an increase in interior products as a percentage of net sales due to incremental sales from our recent acquisitions, which service the commercial and residential interior wood door markets.
Net Sales and Percentage of Net Sales by Principal Geographic Region

	Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012
North America	$999,493	$918,712
North America intersegment	(380)	(1,044)
North America net sales to external customers	$999,113	$917,668
Percentage of net sales	76.2%	73.0%

Europe, Asia and Latin America	$270,621	$290,334
Europe, Asia and Latin America intersegment	(12,396)	(12,056)
Europe, Asia and Latin America net sales to external customers	$258,225	$278,278
Percentage of net sales	19.7%	22.1%

Africa	$53,370	$62,040
Africa intersegment	(40)	(140)
Africa net sales to external customers	$53,330	$61,900
Percentage of net sales	4.1%	4.9%

Net sales to external customers	$1,310,668	$1,257,846

MASONITE INTERNATIONAL CORPORATION

North America
Net sales to external customers from facilities in the North America segment in the nine months ended September 29, 2013, were $999.1 million, an increase of $81.5 million or 8.9% from $917.6 million in the nine months ended September 30, 2012. Net sales in the first nine months of 2013 were $3.0 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $84.5 million or 9.2% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in the first nine months of 2013 increased net sales by $58.8 million or 6.4% compared to the 2012 period, primarily due to incremental sales from our recent acquisitions and increases in residential demand driven by increased new construction, which were partially offset by the loss of a portion of our Lowe's business. Additionally, changes in average unit price increased net sales in the first nine months of 2013 by $24.9 million or 2.7% compared to the 2012 period. Also contributing to the increase was net sales of other products to external customers which were $0.8 million or 0.1% higher in the first nine months of 2013 compared to the 2012 period.
The proportion of net sales from interior and exterior products in the nine months ended September 29, 2013, was 69.1% and 30.9%, respectively, compared to 67.7% and 32.3% in the nine months ended September 30, 2012. The increase in our interior products as a percentage of North America net sales was primarily due to incremental sales from our recent acquisitions, which service the commercial and residential interior wood door markets.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the nine months ended September 29, 2013, were $258.3 million, a decrease of $20.0 million or 7.2% from $278.3 million in the nine months ended September 30, 2012. Net sales in the first nine months of 2013 were $1.9 million higher due to a weakening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have decreased by $21.9 million or 7.9% due to changes in unit volume, average unit price and sales of other products. Net sales in the nine months ended September 29, 2013, decreased due to a decline in unit volumes as a result of the broader market downturn in these regions and our decision to discontinue certain unprofitable product lines, which resulted in a $25.8 million or 9.3% decrease in net sales in the first nine months of 2013 compared to the 2012 period. Net sales of door other products to external customers were $5.5 million or 2.0% lower in 2013 compared to the 2012 period. Partially offsetting the decline in net sales in the first nine months of 2013, were changes in average unit price, which increased net sales in the first nine months of 2013 by $9.4 million or 3.4% compared to the 2012 period.
The proportion of net sales from interior and exterior products for the nine months ended September 29, 2013, was 87.5% and 12.5%, respectively, compared to 88.2% and 11.8% in the nine months ended September 30, 2012. The reduced proportion of sales of our interior products was primarily driven by the cessation of our manufacturing operations in Poland as well as the closure of our businesses in Hungary and Romania as part of the 2012 Restructuring Plans.
Africa
Net sales to external customers from facilities in the Africa segment in the nine months ended September 29, 2013, were $53.3 million, a decrease of $8.6 million or 13.9% from $61.9 million in the nine months ended September 30, 2012. Net sales in the first nine months of 2013 were $9.7 million lower due to a strengthening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have increased by $1.1 million or 1.8% due to changes in unit volume and average unit price. Changes in average unit price in the first nine months of 2013 increased net sales by $1.4 million or 2.3% compared to the 2012 period. This increase was partially offset by lower unit volumes which decreased net sales in the first nine months of 2013 by $0.3 million or 0.5% compared to the 2012 period.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 86.7% and 87.0% for the nine months ended September 29, 2013 and September 30, 2012, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Due to the favorable impact of average unit price on our net sales, we saw decreases in overhead, depreciation, and distribution costs as a percentage of net sales in the third quarter of 2013 over the 2012 period. This was mostly offset by increases in material costs and direct labor as a percentage of net sales in the third quarter of 2013 over the 2012 period.
Selling, General and Administration Expenses
In the nine months ended September 29, 2013, selling, general and administration expenses, as a percentage of net sales, were 11.8%, compared to 12.4% in the nine months ended September 30, 2012, a decrease of 60 basis points.
Selling, general and administration expenses in the nine months ended September 29, 2013, were $154.4 million, a decrease of $1.2 million from $155.6 million in the nine months ended September 30, 2012. Excluding the favorable impact of foreign exchange, selling, general and administrative expenses would have decreased $1.0 million. This decrease was driven by the net business interruption insurance claim recovery of $4.5 million and miscellaneous decreases of $0.7 million. This decrease was partially offset by increased depreciation and amortization of $2.2 million and $2.0 million of one-time costs related to the registration and listing of our common shares.
Restructuring Costs
Restructuring costs in the nine months ended September 29, 2013, were $4.5 million, compared to $5.1 million in nine months ended September 30, 2012. Restructuring costs in the first nine months of 2013 were related primarily to expenses incurred as part of the 2012 Restructuring Plans, as well as expenses incurred concurrent with the implementation of the 2013 Restructuring Plan. Costs incurred in the first nine months of 2012 were related primarily to the 2012 Restructuring Plans.
Interest Expense, Net
Interest expense, net, in the nine months ended September 29, 2013, was $24.8 million, compared to $23.1 million in the nine months ended September 30, 2012. This increase primarily relates to the additional interest incurred in the first nine months of 2013 on the $100.0 million principal amount of 8.25% senior unsecured notes issued in March of 2012. The increase in indebtedness and related interest expense in Canada was due to the issuance by the Company of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the nine months ended September 29, 2013, was $(0.8) million, compared to $1.2 million in the nine months ended September 30, 2012. The change in other expense (income), net, is due to our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and various miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax benefit in the nine months ended September 29, 2013, was $7.7 million, compared to $6.3 million in the nine months ended September 30, 2012. The change in our income tax benefit is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, and discrete income tax benefits of $4.4 million recorded in the nine months ended September 29, 2013, compared to zero in the nine months ended September 30, 2012, resulting primarily from the Company entering into voluntary disclosure agreements with U.S. state jurisdictions which reduced the associated reserve for unrecognized tax benefits. It is also affected by discrete items that may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Nine Months Ended September 29, 2013
Adjusted EBITDA	$71,672	$10,403	$3,997	$86,072
Percentage of segment net sales	7.2%	4.0%	7.5%	6.6%

	Nine Months Ended September 30, 2012
Adjusted EBITDA	$53,522	$12,971	$5,151	$71,644
Percentage of segment net sales	5.8%	4.7%	8.3%	5.7%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Nine Months Ended September 29, 2013
Adjusted EBITDA	$71,672	$10,403	$3,997	$86,072
Less (plus):
Depreciation	32,864	11,943	2,875	47,682
Amortization of intangible assets	11,386	1,497	—	12,883
Share based compensation expense	5,752	—	—	5,752
Loss (gain) on disposal of property, plant and equipment	1,072	(2,882)	—	(1,810)
Impairment of property, plant and equipment	1,904	—	—	1,904
Restructuring costs	1,095	3,372	—	4,467
Interest expense (income), net	47,293	(22,557)	52	24,788
Other expense (income), net	(477)	(299)	—	(776)
Income tax expense (benefit)	(8,953)	954	283	(7,716)
Loss (income) from discontinued operations, net of tax	196	—	—	196
Net income (loss) attributable to noncontrolling interest	2,123	—	—	2,123
Net income (loss) attributable to Masonite	$(22,583)	$18,375	$787	$(3,421)

MASONITE INTERNATIONAL CORPORATION

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Nine Months Ended September 30, 2012
Adjusted EBITDA	$53,522	$12,971	$5,151	$71,644
Less (plus):
Depreciation	31,050	13,319	3,117	47,486
Amortization of intangible assets	9,424	1,646	—	11,070
Share based compensation expense	4,605	—	—	4,605
Loss (gain) on disposal of property, plant and equipment	503	180	—	683
Impairment of property, plant and equipment	—	—	—	—
Restructuring costs	690	4,361	—	5,051
Interest expense (income), net	44,809	(21,796)	60	23,073
Other expense (income), net	873	324	—	1,197
Income tax expense (benefit)	(5,859)	(993)	514	(6,338)
Loss (income) from discontinued operations, net of tax	(1,520)	—	—	(1,520)
Net income (loss) attributable to noncontrolling interest	2,131	—	—	2,131
Net income (loss) attributable to Masonite	$(33,184)	$15,930	$1,460	$(15,794)

Adjusted EBITDA in our North America segment increased $18.2 million, or 34.0%, to $71.7 million in the nine months ended September 29, 2013, from $53.5 million in the nine months ended September 30, 2012. Adjusted EBITDA in our North America segment includes the net business interruption claim recovery of $4.5 million and $2.0 million of one-time costs related to the registration and listing of our common shares. Additionally, Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $38.1 million and $39.0 million in the first nine months of 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $2.6 million, or 20.0%, to $10.4 million in the nine months ended September 29, 2013, from $13.0 million in the nine months ended September 30, 2012. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $2.1 million and $3.3 million in the first nine months of 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $1.2 million, or 23.1%, to $4.0 million in nine months ended September 29, 2013, from $5.2 million in the nine months ended September 30, 2012. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $1.7 million and $2.4 million in the first nine months of 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program, or AR Sales Program, and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of September 29, 2013, we had $113.2 million of cash and cash equivalents, availability under our ABL Facility of $110.5 million and, availability under our AR Sales Program of $13.0 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash flows from Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations was $29.8 million during the nine months ended September 29, 2013. This amount was primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $60.6 million, share based compensation expense of $5.8 million and loss on sale and impairment of property, plant and equipment of $0.1 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $21.1 million and a net inflow from changes in other assets and liabilities of $1.8 million. These cash inflows were partially offset by our net loss of $1.3 million, noncash deferred income tax benefit of $8.8 million, pension and post-retirement expense (net of funding) of $4.6 million, an increase in inventories of $24.1 million, an increase in accounts receivable of $18.1 million correlating to our increased sales and an increase in prepaid expenses of $2.6 million.
Cash provided by operating activities of continuing operations was $28.7 million during the nine months ended September 30, 2012. This amount was primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $58.6 million and share based compensation expense of $4.6 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $20.9 million, a net inflow from changes in other assets and liabilities of $0.6 million and other miscellaneous inflows of $0.5 million. These cash inflows were partially offset by our net loss of $13.7 million, noncash deferred income tax benefit of $8.8 million, pension and post-retirement expenses (net of funding) of $4.2 million, an increase in accounts receivable of $15.1 million correlating to our increased sales and an increase in inventories of $14.7 million.
Cash flows from Investing Activities of Continuing Operations
Cash used in investing activities of continuing operations was $34.6 million during the nine months ended September 29, 2013. The primary uses of cash in investing activities were additions to property, plant and equipment of $24.9 million, cash used in acquisitions of $15.1 million, an increase of restricted cash of $1.4 million and other investing activities outflows of $2.5 million. These outflows were partially offset by proceeds from sales of property, plant and equipment of $9.3 million.
Cash used in investing activities of continuing operations was $121.8 million during the nine months ended September 30, 2012. The primary uses of cash in investing activities were cash used in acquisitions of $87.7 million (net of cash acquired), additions to property, plant and equipment of $32.9 million and other miscellaneous outflows of $1.2 million.
Cash flows from Financing Activities of Continuing Operations
Cash used from financing activities of continuing operations was $3.0 million during the nine months ended September 29, 2013. The use of cash in financing activities was due to distributions to non-controlling interests of $1.7 million and the return of capital paid to recipients of share based awards for $1.3 million.
Cash provided by financing activities of continuing operations was $96.5 million during the nine months ended September 30, 2012. The primary source of cash provided by financing activities was the proceeds from the March 2012 issuance of the Add-On Notes (as defined below) in the amount of $103.5 million. This cash inflow was partially offset by the payment of financing costs relating to the Add-On Notes of $2.0 million, dividends paid to the minority owners of our non-wholly-owned operations of $3.6 million and the return of capital paid to recipients of share based awards in the amount of $1.3 million.

Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider tuck-in and strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance. Additionally, we currently have assets held for sale at a book value of $3.3 million.

MASONITE INTERNATIONAL CORPORATION

Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of September 29, 2013, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of a customer that has had a material adverse effect on our results of operations. However, if economic conditions were to deteriorate, it is possible that there could be an impact on our results of operations in a future period, and this impact could be material.

Accounts Receivable Sales Program
We maintain an AR Sales Program with a third party. Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of a large retail customer without recourse or ongoing involvement to a third party purchaser in exchange for cash. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The discount on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded to selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).
Senior Notes
In April 2011, the Company issued $275.0 million aggregate principal senior unsecured notes (the “Initial Notes”), and in March 2012, the Company issued an additional $100.0 million aggregate principal senior unsecured notes (the “Add-On Notes”). The Add-On Notes have the same terms, rights and obligations as the Initial Notes, and were issued in the same series as the Initial Notes (collectively, the “Senior Notes”). In total, the Company has issued $375.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year. The Company received net proceeds of $101.5 million in 2012 from the Add-On Notes and $265.5 million in 2011 from the Initial Notes, after deducting $2.0 million and $9.5 million of transaction issuance costs, respectively. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Initial Notes were issued at par, while the Add-On Notes were issued at 103.5% of the principal amount. The resulting premium of $3.5 million from the issuance of the Add-On Notes is being amortized to interest expense over the term of the Add-On Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $125.0 million return of capital to shareholders during 2011, in the form of cash, in the amount of $4.54 per share; as well as the acquisitions of 6 companies during the past several years for aggregate consideration of $243.2 million. Interest expense relating to the Senior Notes was $8.0 million and $23.9 million for the three and nine months ended September 29, 2013 and was $7.7 million and $21.9 million for the three and nine months ended September 30, 2012.
Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the Senior Notes under certain circumstances specified therein. The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In

MASONITE INTERNATIONAL CORPORATION

addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of both September 29, 2013, and December 30, 2012, we were in compliance with all covenants under the indenture governing the Senior Notes.
ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of September 29, 2013, we had approximately $110.5 million of availability under the ABL Credit Facility. In conjunction with this ABL Facility, our $30.0 million Bilateral Loan Facility was terminated during 2011.
Obligations under the ABL Facility are secured by a first priority security interest in substantially all of our current assets, including those of our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.
Borrowings under the ABL Facility will bear interest at a variable rate per annum equal to, at our option, (i) the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 2.00% to 2.50% per annum, or (ii) the Base Rate (as defined under “Description of Certain Indebtedness-ABL Facility”), plus a margin ranging from 1.00% to 1.50% per annum.
In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.25% of the aggregate commitments under the ABL Facility if the average utilization is greater than 50% for any applicable period, and 0.375% of the aggregate commitments under the ABL Facility if the average utilization is less than or equal to 50% for any applicable period. We must also pay customary letter of credit fees and agency fees.
The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both September 29, 2013, and December 30, 2012, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the Senior Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $348.4 million and $1,058.7 million for the three and nine months ended September 29, 2013, respectively, and $392.6 million and $1,111.2 million for the three and nine months ended September 30, 2012.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $37.4 million and $56.7 million for the three and nine months ended September 29, 2013, respectively, and $27.3 million and $70.5 million for the three and nine months ended September 30, 2012.
Our non-guarantor subsidiaries had total assets of $1.4 billion and $1.6 billion as of September 29, 2013, and December 30, 2012, respectively; and total liabilities of $680.6 million and $759.5 million as of September 29, 2013, and December 30, 2012, respectively.

MASONITE INTERNATIONAL CORPORATION

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard did not result in a change to the accounting treatment of comprehensive income and did not have a material impact on the presentation of our financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU addresses annual impairment testing for indefinite-lived intangible assets other than goodwill as contemplated in ASC 350, “Intangibles-Goodwill and other,” and was issued to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by permitting an entity to perform a qualitative assessment to determine whether an indefinite-lived intangible asset other than goodwill is impaired. If the qualitative assessment leads to the determination that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired, further impairment testing is necessary using the current two-step quantitative impairment test. This pronouncement is effective for reporting periods beginning after September 15, 2012, and early adoption is permitted. The adoption of this standard did not have a material impact on our reported results of operations, cash flows or financial position.

Other Recent Accounting Pronouncements not yet Adopted
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amended ASC 740, “Income Taxes.” This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss, a similar tax loss or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this standard is not expected to have an impact on the presentation of our financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amended ASC 830, “Foreign Currency Matters.” This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. We are in the process of evaluating this guidance to determine the magnitude of its impact on our financial statements.

MASONITE INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of September 29, 2013, or December 30, 2012.
We have in place an enterprise risk management process that involves systematic risk identification and mitigation covering the categories of enterprise, strategic, financial, operation and compliance and reporting risk. The enterprise risk management process receives Board of Directors and Management oversight, drives risk mitigation decision-making and is fully integrated into our internal audit planning and execution cycle.
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of September 29, 2013, or December 30, 2012.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing, and cash management activities. As of September 29, 2013, or December 30, 2012, there were no outstanding borrowings under our ABL Facility.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing and other actions, which typically offset only a portion of the adverse impact. Inflation and deflation related to our purchases of certain commodity products could have an adverse impact on our operating results in the future.

MASONITE INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) that are designed to ensure that information required to be disclosed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our principal executive officer and principal financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on the Company’s financial condition, results of operations or liquidity.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our registration statement on Form 10 filed with the Securities and Exchange Commission on August 19, 2013. There have been no material changes from the risk factors disclosed in such registration statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
On July 2, 2013, we granted to a non-employee director 4,164 restricted stock units.
On August 6, 2013, we granted to certain of our employees 212,550 stock appreciation rights.
These securities were issued under the Company's equity incentive plans without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date: November 6, 2013	By	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.3(h)*	Form of Restricted Stock Unit Agreement Pursuant to Masonite International Corporation 2012 Equity Incentive Plan for United States Directors
10.3(i)*	Form of Restricted Stock Unit Agreement Pursuant to Masonite International Corporation 2012 Equity Incentive Plan for United States Employees
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.