Form 10-K
period 2013-12-29
MASONITE INTERNATIONAL CORP
filed 2014-02-27
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-11796

Masonite International Corporation (Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0377314 (I.R.S. Employer Identification No.)
2771 Rutherford Road
Concord, Ontario L4K 2N6 Canada
(Address of principal executive offices)
(800) 895-2723
(Registrant’s telephone number, including area code)
____________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐

The registrant had outstanding 29,219,870 shares of Common Stock, no par value, as of February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual General Meeting of Shareholders on May 13, 2014, to be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 29, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” and elsewhere in this Annual Report.

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

•	labor relations (i.e., disruptions, strikes or work stoppages), labor costs and availability of labor;

•	increases in the costs of raw materials or any shortage in supplies;

•	our ability to keep pace with technological developments;

•	the actions taken by, and the continued success of, certain key customers;

•	our ability to maintain relationships with certain customers;

•	new contractual commitments;

•	the ability to generate the benefits of our restructuring activities;

•	retention of key management personnel;

•	environmental and other government regulations;

•	our levels of indebtedness and debt service obligations, including our obligations under our senior notes and our ABL Facility;

•	limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility; and

•	our ability to repurchase our senior notes upon a change of control.

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Unless we state otherwise or the context otherwise requires, in this Annual Report all references to "Masonite", "we", "us", "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.

Item 1. Business

Overview

We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. Today, we believe we hold either the number one or two market positions in the seven product categories we target in North America: interior molded residential doors; interior stile and rail residential doors; exterior fiberglass residential doors; exterior steel residential doors; interior commercial and architectural wood doors; door core; and wood veneers and molded door facings.

We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Marshfield®, Premdor®, Mohawk®, Megantic®, Algoma®, Baillargeon®, Birchwood Best® and Lemieux®, are among the most recognized in the door industry and are associated with innovation, quality and value. In the year ended December 29, 2013, we sold approximately 32 million doors to more than 7,000 customers in over 80 countries. Our fiscal year 2013 net sales to our end-markets by segment and in North America are set forth below:

Net Sales by Segment - 2013	North American Net Sales by End Market - 2013

North America
76%
Europe, Asia and
Latin America
20%
Africa
4%

In response to historic declines in the residential and non-residential construction markets as a result of the recent global economic downturn, we proactively sought to optimize our geographic and operational footprint and significantly improve our cost structure. Specifically, we consolidated our manufacturing and distribution operations by closing 57 facilities between 2006 and December 29, 2013, reduced our workforce from more than 15,000 employees in 2006 to approximately 9,600 as of December 29, 2013, outsourced back office processes, and strengthened our balance sheet.

At the same time, we also invested in advanced technologies to increase the automation of our manufacturing processes, increase quality and shorten lead times and introduced targeted e-commerce and other marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined tuck-in acquisition strategy that solidified our presence in both the North American residential molded and stile and rail interior door markets and created leadership positions in the attractive North American commercial and architectural interior wood door, door core and wood veneer markets.

We operate 64 manufacturing and distribution facilities in 11 countries in North America, Europe, South America, Asia and Africa, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential door industry and the only vertically integrated door manufacturer in the North American non-residential interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service, and create high barriers to entry. We also believe vertical integration enhances our ability to cut costs, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.

Market Opportunity

According to the 2012/2013 WDMA/AAMA Study of the U.S. Market for Windows, Doors and Skylights and the August 2013 update published by the Window and Door Manufactures Association and the American Architectural Manufacturers Association, or WDMA/AAMA, the U.S. door market consisted of approximately 58 million units in 2012. Of this total, approximately 85% and 15% were residential and non-residential units, respectively. WDMA/AAMA forecast the U.S. residential door market and non-residential door market will each experience 11% growth from 2011 to 2015.

The primary drivers of the market for doors and door products include:

Residential New Construction

The U.S. housing market has been improving since reaching historic lows during the recent global economic downturn, although the market remains volatile. Housing starts declined by more than 70% from the peak of 2.1 million in 2005 to approximately 600,000 in 2011 according to the U.S. Census Bureau, and home prices declined by nearly 33% during this period according to the S&P/Case-Shiller National U.S. Home Price Index. During 2013, the new housing market and home prices continued to recover with total housing starts increasing approximately 18% in 2013 compared to 2012 and 2013 median home prices rising approximately 8% compared to 2012, according to the U.S. Census Bureau. According to the U.S. Census bureau, total housing starts increased 18.3% in 2013, compared to 2012. However, this level of housing starts remains significantly below the long term annual average of 1.5 million housing starts since the U.S. Census Bureau began reporting this data in 1959 and there can be no assurance that they will return to historic levels. In addition, the rate of single family housing completions is currently significantly lagging behind the rate of single family housing starts. The National Association of Home Builders estimates that 2015 housing starts will be 1.5 million, which would represent a 24.5% compound annual growth rate from 2012.

Residential Repair, Renovation and Remodeling

According to the Home Improvement Research Institute, or HIRI, and IHS Global Insight, the U.S. residential repair, renovation and remodeling products market declined by an average of approximately 6% per year from 2006 to 2009 on a nominal basis. During this period, declining home prices, increasing unemployment and record foreclosures discouraged homeowners from making repairs or improvements to their homes. More recently there are positive signs that market conditions in the U.S. are beginning to improve, although U.S. economic conditions remain challenged. HIRI forecasts that the U.S. residential repair, renovation and remodeling products market will grow by an average of approximately 7% per year from 2013 to 2015 on a nominal basis driven by the improving economy, greater consumer confidence and rising home prices.

Non-Residential Building Construction

The U.S. non-residential building construction market did not begin to decline until 2008, which was well after the decline in the residential new construction market. In a pattern that is typical of prior cycles, the recovery in this market has lagged the recovery in residential new construction. According to Reed Construction Data, nonresidential building construction starts declined 46% on a square footage basis from 2008 to 2013. This market began to improve modestly in 2011 as the economy improved. According to Reed Construction Data, non-residential building construction increased by 1% in square footage terms in 2012 as compared to 2011. This market is expected to achieve compounded annualized growth of 4% in square footage from 2012 to 2015, including a 15% decline in 2013, according to Reed Construction Data. Although the demand for doors lags non-residential building construction starts, we believe new construction activity is a strong indicator of future demand for doors.

The non-residential building construction market also includes the repair, renovation and remodeling of existing non-residential properties. According to the most recent Buildings Energy data book of the U.S. Department of Energy published in March 2012, there was approximately 81 billion square feet of installed commercial space in the U.S. in 2010. We believe that repair, renovation and remodeling activity in this market will accelerate as the economy and confidence levels continue to improve, although various factors will impact our business in this market, including non-residential building occupancy rates and the availability and cost of credit.

Competitive Strengths

We believe the following competitive strengths differentiate us from other building product companies and position us for significant growth as part of a multi-year, multi stage recovery in our end markets.

Leading Market Positions in Targeted End Markets

Within the North American door market, we believe we hold either the number one or two market position in the seven product categories we target. We are one of the largest manufacturers of doors and door components in the world, selling approximately 32 million residential, commercial and architectural interior and exterior doors in 2013; approximately 19 million of which were sold in the United States, our largest market. We believe our scale and leadership positions support our commitment to invest in advanced manufacturing and e-commerce initiatives and develop innovative new products, to effectively service regional and national customers and to offer broad product lines across our markets, while reducing our materials and unit production costs.

Extensive Portfolio with Strong Brand Recognition

Our broad portfolio of brands, are among the most recognized in the door industry and are associated with superior design, innovation, reliability and quality. Builder Magazine recognized the Masonite® brand as one of the leading interior door brands in the United States in 2013 in the following categories: Brand Used in Past Two Years, Brand Used the Most, Brand Familiarity, and Quality Rating. The Masonite brand was also named in the top three for exterior doors in the Brand Used in the Past Two Years and the Brand Used the Most categories.

Long-Term Customer Relationships and Well-Established Multi-Channel Distribution

As a result of our longstanding commitment to customer service and product innovation, we have well-established relationships within the wholesale and retail channels. Ninety-five percent of our top 20 customers have purchased doors from us for at least 10 years, although we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase our products. In addition, our manufacturing and distribution facilities are strategically located to best serve our customers. We believe that our long-term relationships with leading wholesale distributors, major homebuilders, contractors and architects will enable us to continue to increase our market penetration in the residential and non-residential construction markets.

Leading Technological Innovation Within the Door Industry

We believe we are a leader in technological innovation in the design of doors and door components and in the complex processes required to manufacture high quality products quickly and consistently. We intend to continue developing new and innovative products at our 145,245 square foot innovation center in West Chicago, Illinois while improving critical processes in the manufacturing and selling of our products. For example, we have made significant investments to automate selected door manufacturing processes that were previously labor intensive, including our fiberglass door production line in Tennessee, and more recently our interior door slab assembly operations in South Carolina. Our future success will depend on our ability to develop and introduce new or improved products, to continue to improve our manufacturing and product service processes, and to protect our rights to the technologies used in our products. We have also created proprietary web-based sales and marketing tools, including MAX Masonite Xpress ConfiguratorSM, MC2 and MConnectTM, for our wholesale residential and non-residential dealer networks, to improve selection and order processes, reduce order entry errors, create more accurate quotes, improve communication and facilitate a better customer experience. As of December 29, 2013, we had 172 design patents and design patent applications and 178 utility patents and patent applications in the United States, and 169 foreign design patents and patent applications and 386 foreign utility patents and patent applications.

Vertically Integrated Operations Across the Production Process

We are one of the few vertically integrated door manufacturers in the world. In North America, we are one of only two vertically integrated manufacturers of residential doors and the only vertically integrated manufacturer of non-residential interior wood doors. Our vertical integration extends across the production process, which we believe enhances our ability to develop products and respond quickly to changing consumer preferences, provides greater value and better service for our customers, and potentially lowers our costs. We leverage our assets through our vertically integrated operations in a manner that is difficult to replicate without significant capital investment. As an example, the replacement insurance value on our five molded door facing facilities is in excess of $1 billion.

Experienced Management Team with Extensive Experience and a Successful Track Record

We are managed by results-driven executives with a proven track record of successfully managing multiple brands, winning new business, reducing costs and identifying, executing and integrating strategic tuck-in acquisitions. Several members of our management team previously worked at Fortune 500 companies, including Allied Signal Inc., Honeywell International Inc., The Procter & Gamble Company, General Electric Company and The Dow Chemical Company, where they utilized advanced technologies to improve cost structures and create competitive advantages.

Growth Strategy

Our vision is to be the premier provider of doors and door components for the global door industry. We are committed to executing the following balanced and complementary strategies to continue to further strengthen our leadership positions, create compelling value for our customers, enhance our portfolio of leading brands and achieve our top and bottom line growth objectives.

Develop Innovative, Market-Leading Products

We intend to continue developing new and innovative products to grow our sales and enhance our returns. On average we have introduced more than 100 new products and designs in each of the last three years and have been recognized with numerous design awards. We plan to capitalize on the anticipated growth in door demand by continuing to introduce new, value-added products to build upon our comprehensive portfolio of door styles, designs, textures, components, options, applications and materials. We have consistently demonstrated the ability to develop products that are differentiated by compelling design features and recognized for their reliability and quality. For example, we recently introduced the “West End” Series of doors which combines a European inspired award winning design with a patented “hinge-less” closing system to create an elegant look while saving interior living space.

Expand our Presence in Attractive Markets and Geographies to Accelerate Growth and Improve Margins

We plan to continue to focus our operations on attractive new market and geographic opportunities. For example, we believe we can expand our leading position in the North American commercial and architectural wood door market by focusing on strategic sectors within this market, such as education, health care and hospitality and faster growing regions such as the West Coast, Texas and Southeastern United States, although certain of these sectors continue to be affected by budgetary constraints. By expanding our market presence and achieving greater economies of scale, we intend to capitalize on the anticipated recovery in the U.S. non-residential construction market. We are also focused on expanding our business in the residential new construction market and with professional repair, renovation and remodeling contractors, both domestically and internationally.

Leverage Our Marketing, Sales and Customer Service Activities to Further Drive Sales

We intend to continue to pursue additional growth opportunities by leveraging our extensive sales, marketing and customer service efforts in innovative ways. For example, we have developed several proprietary web-based tools for our customers, including MAX Masonite Xpress ConfiguratorSM, MC2 and MConnectTM, to enhance communication and information flow with our customers in our wholesale dealer network by providing a more customized buying experience, customer leads and quoting capabilities and simplifying the procurement process. We also intend to capture additional share in the attractive professional repair, renovation and remodeling markets by helping professional contractors produce customized marketing materials to assist them in their sales efforts. In addition, we plan to continue developing effective marketing initiatives to expand our business with professional dealers and homebuilders.

Continue to Pursue Operational Excellence

Since 2006 we have rolled-out Lean Manufacturing and Six Sigma, or Lean Sigma, to 51 facilities, awarded nearly 700 "belt" certifications to almost 400 Masonite employees and saved over $120 million. We plan to continue to use Lean Sigma tools and practices to lower costs, improve customer service and increase profitability through automation, footprint optimization and disciplined operating practices based on continuous improvement across all functional areas of the business. For example, we intend to draw on our experience with our state of the art interior door slab assembly operations in South Carolina to automate other labor-intensive manufacturing processes throughout our production system. We also plan to further optimize our manufacturing and distribution channels to eliminate cost inefficiencies and to better serve customers with shorter lead times and higher quality.

Pursue Strategic Tuck-in Acquisitions to Create Leadership Positions

We intend to continue our disciplined approach to identifying, executing and integrating strategic tuck-in acquisitions while maintaining a strong balance sheet, although we expect competition for the best candidates. We target companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. For example, from 2011 to 2013 we made six strategic acquisitions to create leadership positions in (i) the attractive North American commercial and architectural wood door and door core market through the acquisitions of Marshfield, Algoma and Baillargeon, (ii) the North American interior stile and rail residential door market through the acquisition of Lemieux and the assets of a door manufacturing operation located in Chile for servicing the North American market, and (iii) the production and sale of wood veneers with the acquisition of Birchwood.

Product Lines

Residential Doors

We sell an extensive range of interior and exterior doors in a wide array of designs, materials, and sizes. While substantially all interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings), the use of wood in exterior doors in North America has declined over the last two decades as a result of the increased penetration of steel and fiberglass doors. Our exterior doors are made primarily of steel or fiberglass. Our residential doors are molded panel, flush, stile and rail, routed medium-density fiberboard (“MDF”), steel or fiberglass.

Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or MDF frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into four distinct product groups: our original Molded Panel series is a combination of classic styling, durable construction, and variety of design preferred by our customers when price sensitivity is a critical component in the product selection; our Palazzo® series is comprised of three distinct patented designs that accentuate the beauty and flexibility of molding wood fiber to replicate high end, historically labor intensive door designs; the four doors within our Anniversary Collection® embody themed, period, and architectural style specific designs; and our newest introduction to the molded panel line, the West EndTM Collection, strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category. All of our molded panel doors except for the Palazzo® series can be upgraded with our proprietary, wheat straw based, Safe ‘N Sound® door core or our environmentally friendly EmeraldTM door construction which enables home owners, builders, and architects to meet specific product requirements and “green” specifications to attain LEED certification for a building or dwelling.

Flush interior doors are available either with a hollow or solid core and are made by assembling two facings of plywood, MDF, composite wood, or hardboard over a wood or MDF frame. These doors can either have a wood veneer surface suitable for paint or staining or a composite wood surface suitable for paint. Our flush doors range from base residential flush doors consisting of unfinished composite wood, to the ultrahigh end exotic wood veneer doors.

Stile and rail doors are made from wood or MDF with individual vertical stiles, horizontal rails and panels, which have been cut, milled, veneered, and assembled from lumber such as clear pine, knotty pine, oak and cherry. Within our stile and rail line, glass panels can be inserted to create what is commonly referred to as a French door and we have over 50 glass designs for use in making French doors. Where horizontal slats are inserted between the stiles and rails, the resulting door is referred to as a louver door. For interior purposes stile and rail doors are primarily used for hallways, room dividers, closets and bathrooms. For exterior purposes these doors are used as entry doors with decorative glass inserts (known as lites) often inserted into these doors.

Routed MDF doors are produced by using a computer controlled router carver to machine a single piece of double refined MDF. Our routed MDF door category is comprised of two distinct product lines known as the Bolection® and CymaTM door. The offering of designs in this category is extensive, as the manufacturing of routed MDF doors is based on a routing program where the milling machine selectively removes material to reveal the final design.

Steel doors are exterior doors made by assembling two interlocking steel facings (paneled or flat) or attaching two steel facings to a wood or steel frame and injecting the core with polyurethane insulation. With our functional Utility Steel series, the design centric High Definition family, and the prefinished Sta-Tru® HD, we offer customers the freedom to select the right combination of design, protection, and compliance required for essentially any paint grade exterior door application. In addition, our product offering is significantly increased through our variety of compatible clear or decorative glass designs.

Fiberglass doors are considered premier exterior doors and are made by assembling two fiberglass door facings to a wood frame or composite material and injecting the core with polyurethane insulation. Led by the Barrington® door, our fiberglass door lines offer innovative designs, construction, and finishes. The Barrington® family of doors is specifically designed to replicate the construction, look, and feel of a real wood door. We believe that our patented panel designs, sophisticated wood grain texturing and multiple application-specific construction processes will help our Barrington® and Belleville® fiberglass lines retain a distinct role in the exterior product category in the future.

All of our residential doors can be pre-assembled into door frames.

Non-Residential Doors

Non-residential doors in the commercial and architectural category are typically highly specified products designed, constructed, and tested to ensure regulatory compliance. We offer an extensive line of non-residential interior doors meeting custom market requirements and ranging from the entry level molded panel doors to the high end custom designed flush wood doors with exotic veneer inlay designs. Our non-residential doors are molded panel, flush, stile and rail, or routed MDF and can be offered with radiation shielding as well as varying levels of fire and sound rating. Our non-residential flush doors can also be produced with a laminate veneer facing. High pressure laminates are used when durability and aesthetics are the customer’s main concern, while low pressure laminates are utilized when consistency in surface color, texture, and value are equal requirements.

Components

In addition to residential and non-residential doors, we also sell several door products to the building materials industry. Within the residential new construction market, we provide interior door facings, wheat straw door cores, MDF and wood cut-stock components to multiple manufacturers. Within the non-residential building construction market, we are a leading component supplier of various critical door components and the largest wood veneer door skin supplier. Additionally, through our commercial and architectural door businesses, we are one of the leading providers of mineral and particleboard door cores to the North American door market.

Molded door facings are thin sheets of molded hardboard produced by grinding or defibrating wood chips, adding resin and other ingredients, creating a thick fibrous mat composed of dry wood fibers and pressing the mat between two steel presses to form a molded sheet, the surface of which may be smooth or may contain a wood grain pattern. Following pressing, molded door facings are trimmed, painted and shipped to door manufacturing plants where they are mounted on frames to produce molded doors.

Door framing materials, commonly referred to as cut stock, are wood or MDF components that constitute the frame on which interior and exterior door facings are attached.

Door cores are molded fiber mats or particleboard used in the construction of solid core doors. Where doors must achieve a fire rating higher than 45 minutes, the door core consists of an inert mineral core.

New Products

We develop and engineer innovative products designed to influence the mix of products sold and provide the end user with doors and entry systems that enhance beauty and functionality while creating greater value to our customers. For example, on average we have introduced over 100 new products or product designs in each of the past three years, including the “West End” series of smooth surfaced interior doors which combines a European inspired award winning design with a patented “hinge-less,” “barn door,” closing system to create an elegant look while saving interior living space. The West EndTM Collection is a direct response to recent interior design trends that embody linear patterns and geometric shapes. We also introduced our patented “Torrefied” exterior stile and rail wood door which uses advanced processing technology to significantly enhance weathering characteristics such as water and sun resistance. We have also launched a significant number of new fiberglass door designs, including a new fir wood grain and broadened the number of designs across our range. We have added more than 20 new fiberglass door designs in the last three years and have one of the most extensive fiberglass offerings in the industry.

Recently, more consumers are requesting products that are factory finished and we have introduced two distinct approaches to supplying prefinished doors and entry systems. One is the more traditional and more economical application of applying paints and stains utilizing an automated spray on finish. The other is AvantGuardTM, a next generation digital ink jet printing technology that applies a superior finish to fiberglass doors that replicates exotic wood species and provides a longer lasting and more durable exterior finish and is available through both our retail and wholesale channel partners.

Through our acquisition of Marshfield, we expanded our line of interior doors to include the Bolection® and CymaTM router carved MDF doors. These lines of doors are constructed by a highly automated process where any one of hundreds of door designs is routed from a solid piece of medium density fiberboard. The resulting door is a high-end paint grade product for niche applications. The addition of these routed MDF doors and the full complement of interior and exterior Lemieux Wood Doors have strengthened our position as a leader in the residential wood door market.

Sales and Marketing

Our sales and marketing efforts are focused around several key initiatives designed to drive organic growth, influence the mix sold and strengthen our customer relationships.

Multi-Level/Segment Distribution Strategy

We market our products through and to retail stores, wholesale distributors, independent and pro dealers, builders, remodelers, architects, door and hardware distributors and general contractors.

In the residential market, we deploy an “All Products” cross merchandising strategy, which provides our retail and wholesale customers with access to our entire product range. Our “All Products” customers benefit from consolidating their purchases, leveraging our branding, marketing and selling strategies and improving their ability to influence the mix of products sold to generate greater value. We service our big box retail customers directly from our own door fabrication facilities which provide value added services and logistics, including store direct delivery of doors and entry systems and a full complement of in-store merchandising, displays and field service. Our wholesale residential channel customers are managed by our own sales professionals who focus on down channel initiatives designed to ensure our products are “pulled” through our North American wholesale distribution network.

Our non-residential building construction customers are serviced by a separate and distinct sales team providing architects, door and hardware distributors, and general contractors and project owners a wide variety of technical specifications, specific brand differentiation, compliance and regulatory approvals, product application advice and multisegment specialization work across North America.

Service Innovation

We leverage our marketing, sales and customer service activities to ensure our products are strategically “pulled” through our multiple distribution channels rather than deploying a more common, tactical “push” strategy like certain of our competitors. Our marketing approach is designed to increase the value of each and every door opening we fill with our doors and entry systems, regardless of the channel being used to access our products.

Our proprietary web based tools accessible on our website also provide our customers with a direct link to our information systems to allow for accelerated and easier access to a wide variety of information and selling aids designed to increase customer satisfaction. Our web based tools include MConnect, an online service allowing our customers access to several other E-Commerce tools designed to enhance the manufacturer/customer relationship. Once connected to our system, customers have access to MAX, Masonite’s Xpress Door Configurator, a web based tool created to design entry systems and influence the mix, improve selection and ordering processes, reduce order entry and quoting errors, and improve overall communication throughout the channel; MC2, our self-service, custom literature tool; the Product Corner, a section advising customers of the features and benefits of our newest products; Market Intelligence Section, which provides some of the latest economic statistics influencing our industry; the Treasure Chest, which is a collection of discontinued glass products providing customers with promotional based pricing on obsolete products; and Order Tracker, which allows customers to follow their purchase orders through the production process and confirm delivery dates. MConnectTM, in conjunction with our web site, improves transaction execution, enhances communication and information flow with our customers and their dealers providing a more customized buying experience.

New Market Segments and Geographies

We continue to expand in attractive segments of the residential and non-residential door market in North America and in growing international markets.

We plan to expand our leading position in the North American commercial and architectural interior wood door market by increasing our focus in specific sectors within the market, such as education, health care and hospitality. We also plan to increase our presence in underserviced growing geographies in the United States such as west of the Rockies, Texas and the Southeast.

We are also increasing our focus on multi-location in-home remodeling distributors and contractors. This channel is expected to grow with a shift in certain demographics from a “Do it Yourself” to a “Do it For You” offering. Using enhanced marketing, training and e-commerce tools, our teams will target specific multi-location remodeling distributors and contractors thereby increasing our overall presence in the important repair, renovation and remodeling business.

We have also allocated resources to promote our door and door component products in fast growing international markets. As a first mover, we have established a strong presence in many of these markets and believe we are poised for strong growth going forward.

Customers

We sell our products worldwide to more than 7,000 customers. We have developed strong relationships with these customers through our “all products” cross merchandising strategy. Our vertical integration facilitates our all products strategy with our Dorfab facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. Ninety-five percent of our top 20 customers have purchased doors from us for at least 10 years.

Although we have a large number of customers worldwide, our two largest customers, The Home Depot and Lowe’s, accounted for approximately 16% and 6% of our total gross sales in fiscal year 2013, respectively. Due to the depth and breadth of the relationship with these two customers, which operate in multiple North American geographic regions and which sell a variety of our products, our management believes that these relationships are likely to continue.

Distribution

Residential doors are primarily sold through wholesale and retail distribution channels.

•
Wholesale. In the wholesale channel, door manufacturers sell their products to homebuilders, contractors, lumber yards, dealers and building products retailers in two-steps or one step. Two-step distributors typically purchase doors from manufacturers in bulk and customize them by installing windows, or “lites,” and pre-hanging them. One-step distributors sell doors directly to homebuilders and remodeling contractors who install the doors.

•
Retail. The retail channel generally targets consumers and smaller remodeling contractors who purchase doors through retail home centers and smaller specialty retailers. Retail home centers offer large, warehouse size retail space with large selections, while specialty retailers are niche players that focus on certain styles and types of doors.

Non-residential doors are primarily sold through one-step wholesale distribution channels where distributors sell to contractors and installers, or direct from manufacturers to contractors and installers.

Research and Development

We believe we are a leader in technological innovation and development in doors, door components and door entry systems and the manufacturing processes involved in making such products. We believe that research and development is a competitive advantage for us, and we intend to capitalize on our leadership in this area through the development of more new and innovative products. Our research and development and engineering capability enables us to develop and implement product and process improvements related to the manufacturing of our products that enhance manufacturing efficiency and reduce costs.

As an integrated manufacturer, we believe that we are well positioned to take advantage of the growing global demand for a variety of molded door facing designs. This capability is particularly important outside North America where we believe newer molded door designs are rapidly replacing traditional wood doors. We have an internal capability to create new molded door facing designs and manufacture our own molds for use in our own facilities. We believe this provides us with the ability to develop proprietary designs that enjoy a strong identity in the marketplace; more flexibility in meeting customer demand; quicker reaction time in the production of new designs or design changes; and greater responsiveness to customer needs. This capability also enables us to develop and implement product and process improvements with respect to the production of molded door facings and doors which enhance production efficiency and reduce costs.

In the past few years, our research and development activities, which we have concentrated in our 145,245 square foot innovation center in West Chicago, Illinois, have had a significant focus on process and material improvements in our products. These improvements have led to significant reductions in manufacturing costs and quality improvements in our products. Research and development activities also resulted in several new products including exterior fiberglass doors with a finish that is applied through digital printing technology and branded under the trademark AvantGuard.

Manufacturing Process

Our Manufacturing System consists of three major unit operations: (1) component manufacturing, (2) door slab assembly and (3) value-added door fabrication.

We have a leading position in the manufacturing of door components, including internal framing components (stile and rails), glass inserts (lites), door core, interior veneer and molded door facings, and exterior door facings. The manufacturing of interior molded door facings is the most complex of these processes requiring a significant investment in large scale engineered wood processing equipment. We operate five interior molded door facing plants around the world, two in North America and one in each of South America, Europe and Asia. Our sole United States based plant in Laurel, Mississippi is the largest door facing plant in the world and we believe one of the most technologically advanced in the industry. Interior molded door facings are produced by combining fine wood particles, synthetic resins and other additives under heat and pressure in large semi-continuous automated presses utilizing Masonite proprietary steel plates. The facings are then cut, painted and inspected in a second highly automated continuous operation prior to being packed for shipping to our door assembly plants.

Interior residential hollow core door manufacturing is an assembly operation that is primarily accomplished in the United States through the use of skilled manual labor. In 2012 we invested in a fully automated interior door line in Denmark, South Carolina, that exemplifies advanced engineering processes and quality control. The automated line uses single piece flow principles to assemble doors more quickly and reliably than ever before, using improved internal components and advanced adhesive technologies. Whether manual or automated, the construction process for a standard interior door is based on assembly of door facings and various internal framing and support components, following which doors are trimmed to their final specifications.

The assembly process varies by type of door, from a relatively simple process for flush doors, where the door facings are glued to a wood frame, to more complex procedures for the many pieces of a louver or stile and rail door. Non-residential interior doors require another level of customization and sophistication employing the use of solid cores with varying degrees of sound dampening and fire retarding attributes, furniture quality wood veneer facings, as well as secondary machining operations to incorporate more sophisticated commercial hardware, openers and locks.

The manufacturing of steel and fiberglass exterior door slabs is an automated process that entails combining wooden or synthetic internal framing components between two door facings and then injecting the resulting hollow core with insulating polyurethane expanding foam core materials. We invested in fiberglass manufacturing technology, including the backward integration into basic raw material, with the construction of our fiberglass sheet molding compound plant at our Laurel MS facility in 2006. In 2008 we consolidated fiberglass slab manufacturing from multiple locations throughout North America into a single highly automated facility in Dickson, TN significantly improving the reliability and quality of these products while simultaneously lowering cost.

Short set-up times, proper production scheduling and coordinated material movement are essential to achieve a flexible process capable of producing a wide range of door types, sizes, materials and styles. We make use of flexible manufacturing operations together with scalable logistics primarily through the use of common carriers to fill customers’ orders and to manage our investment in finished goods inventory.

Finally, interior molded, stile and rail, louver and exterior door slabs manufactured at our door assembly plants are either sold directly to our customers or transferred to our door fabrication facilities where value added services are performed. These value added services include machining doors for hinges and locksets, installing the door in easy to install frames, adding glass inserts and side lites, painting and staining, packaging and logistical services to large retail home center customers throughout North America.

Raw Materials

While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood, wood composites, cut stock, steel, glass, core material, paint, stain and primer as well as petroleum-based products such as binders, resins and frames to manufacture our products, which accounts for approximately 55% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into account the relative freight cost of these materials. Internal framing components, both wood and synthetic wood cut-stock, and internal door cores are manufactured both internally at our facilities as well as purchased from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.

Safety

We believe that safety is as important to the success of the company as productivity and quality. We also believe that incidents can be prevented through proper management, employee involvement and attention to detail. Safety programs and training are provided throughout the company to ensure employees and managers have effective tools to help identify and address both unsafe conditions and at-risk behaviors. We strive to minimize any adverse impact our operations might have to our employees, the general public and the communities of which we are a part.

Through a sustained commitment to improve our safety performance, we have been successful in reducing the number of injuries sustained by our employees. In 2013, we experienced a total incident rate of 1.57% compared to 3.42% in 2007, despite the fact that during this period we acquired 18 facilities which, at the time of acquisition, had an incident rate of more than twice the Masonite average.

Environmental and Other Regulatory Matters

We are subject to extensive environmental laws and regulations. The geographic breadth of our facilities subjects us to environmental laws, regulations and guidelines in a number of jurisdictions, including, among others, the United States, Canada, the United Kingdom, France, Mexico, Chile, Israel, India, Czech Republic, Poland, South Africa and the Republic of Ireland. Such laws, regulations and guidelines relate to, among other things, the discharge of contaminants into water and air and onto land, the storage and handling of certain regulated materials used in the manufacturing process, waste minimization, the disposal of wastes and the remediation of contaminated sites. Many of our products are also subject to various regulations such as building and construction codes, product safety regulations, health and safety laws and regulations and mandates related to energy efficiency.

Our efforts to ensure environmental compliance include the review of our operations on an ongoing basis utilizing in-house staff and on a selective basis by specialized environmental consultants. Although such reviews do not guarantee the identification of all material issues, environmental assessments are typically conducted as part of our due diligence review prior to the completion of acquisitions.

Based on recent experience and current projections, environmental protection requirements and liabilities are not expected to have a material effect on our business, capital expenditures, operations or financial position.

In addition to the various environmental laws and regulations, our operations are subject to numerous foreign, federal, state and local laws and regulations, including those relating to the presence of hazardous materials and protection of worker health and safety, consumer protection, trade, labor and employment, tax, and others. We believe we are in compliance in all material respects with existing applicable laws and regulations affecting our operations.

Intellectual Property

In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Belleville®, Barrington®, Oakcraft®, Sta-Tru® HD, AvantGuardTM, FlagstaffTM, HollisterTM, SierraTM, Specialty®, Fast-FrameTM, Safe ’N Sound®, Palazzo Series®, Bellagio®, Capri®, TrevisoTM, CheyenneTM, GlenviewTM, RiversideTM, SaddlebrookTM, West EndTM, Mohawk®, Marshfield®, Birchwood Best®, AlgomaTM, NovodorTM, ArtisanTM, Artisan SFTM, RhinoDoorTM, WeldrockTM, SuperstileTM, UnicolTM and LemieuxTM Doors.

In Europe, doors are marketed under the Premdor®, EkemTM, FonmartyTM, MagriTM, MonnerieTM, BatimetalTM and CrosbyTM brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.

We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 172 design patents and design patent applications and 178 utility patents and patent applications. We currently have 169 foreign design patents and patent applications and 386 foreign utility patents and patent applications.

Competition

The North American door industry is highly competitive and includes a number of global and local participants. In the U.S. residential interior door market, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of door facings. There are also a number of smaller competitors in the residential interior door market that primarily source door facings from third party suppliers. In the U.S. residential exterior door market, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru and Feather River. In the U.S. non-residential building construction door market, the primary participants are Masonite, VT Industries, Graham Wood Doors and Eggers Industries. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, service ability, distribution capabilities and value.

We also face competition in the other countries we operate. Competitors based in Canada include other manufacturers that distribute on a national basis as well as smaller regional manufacturers, which focus on particular products. In Europe, South America, Asia and Africa, we face significant competition from a number of regionally based competitors and importers.

There is meaningful competition both in North America and Europe as several firms manufacture similar products using similar raw materials and manufacturing methods. In addition, due to the recent economic downturn there has been excess capacity in the industry.

A large portion of our products is sold through large home centers and other large retailers. The consolidation of our customers and our reliance on fewer larger customers has increased the competitive pressures as some of our largest customers, such as The Home Depot and Lowe’s, perform periodic product line reviews to assess their product offerings.

We are one of the largest manufacturers of molded door facings in the world. The rest of the industry consists of one other large, integrated door manufacturer and a number of smaller regional manufacturers. Competition in the molded door facing business is based on quality, price, product design, logistics and customer service. We produce molded door facings to meet our own requirements and outside of North America we serve as an important supplier to the door industry at large. We manufacture molded door facings at facilities in Mississippi, Ireland, Chile, Canada and Malaysia.

Employees

As of December 29, 2013, we employed approximately 9,600 employees and contract laborers. This includes approximately 3,000 unionized employees, approximately half of whom are located in various foreign locations with the remainder in North America. Employees in many European countries participate in industry-wide unions with centralized bargaining. Local issues are, however, typically negotiated separately.

Legal Proceedings

We are involved in various legal proceedings, claims and governmental audits in the ordinary course of business, including certain legal proceedings that are currently stayed by the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), which if not settled or resolved by the Bankruptcy Court, may resume active status in federal or state court. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position, results of our operations, or cash flows.

History and Reporting Status

Masonite was founded in 1925 in Laurel, Mississippi, by William H. Mason, to utilize vastly available quantities of sawmill waste to manufacture a usable end product. Masonite was acquired by Premdor from International Paper Company in August 2001.

Prior to 2005, Masonite was a public company with shares of our predecessor’s common stock listed on both the NYSE and Toronto Stock Exchange. In March 2005, we were acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P.

On March 16, 2009, Masonite International Corporation and several affiliated companies, voluntarily filed to reorganize under the Company's Creditors Arrangement Act, or the CCAA in Canada in the Ontario Superior Court of Justice. Additionally, Masonite International Corporation and Masonite Inc. (the former parent of the Company) and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. On June 9, 2009, we emerged from reorganization proceedings under the CCAA in Canada and under Chapter 11 of the U.S. Bankruptcy Code in the United States.

Effective July 4, 2011, pursuant to an amalgamation under the Business Corporations Act (British Columbia), Masonite Inc. amalgamated with Masonite International Corporation to form an amalgamated corporation named Masonite Inc., which then changed its name to Masonite International Corporation.

On September 9, 2013, our shares commenced listing on the New York Stock Exchange under the symbol "DOOR" and we became subject to periodic reporting requirements under the United States federal securities laws. We are currently not a reporting issuer, or the equivalent, in any province or territory of Canada and our shares are not listed on any recognized Canadian stock exchange.

Our United States executive offices are located at One Tampa City Center, 201 North Franklin Street, Suite 300, Tampa, Florida 33602 and our Canadian executive offices are located at 2771 Rutherford Road, Concord, Ontario L4K 2N6 Canada.

Recent Developments

On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of approximately $50 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes a technology-driven ordering process and primarily manufactures exterior door sets for the residential repair and renovation markets. The Door-Stop acquisition complements our existing exterior fiberglass business.

On January 21, 2014, we issued and sold $125.0 million aggregate principal amount of additional 8.25% senior notes due 2021, which mature on April 15, 2021, and will be treated as a single series with the existing $275.0 million and $100.0 million aggregate principal amounts of 8.25% senior notes due 2021 we previously issued. The senior notes issued in 2014 will be fungible with, and have the same terms as those of, the senior notes previously issued, and will vote as one class under the indenture governing the senior notes.
Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our web site is www.masonite.com. Information on our web site does not constitute part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
You should carefully consider the following factors in addition to the other information set forth in this Annual Report before investing in our common shares. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common shares could fall, and you may lose all or part of your investment.

Risks Related to Our Business

Downward trends in our end markets or in economic conditions could negatively impact our business and financial performance.

Our business may be adversely impacted by changes in United States, Canadian, European, Asian, South American or global economic conditions, including inflation, deflation, interest rates, availability and cost of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in the financial markets in the regions in which we operate and the deterioration of national and global economic conditions have in the past and could in the future materially adversely impact our operations, financial results and liquidity.

Trends in our primary end markets (residential new construction, repair, renovation and remodeling and non-residential building construction) directly impact our financial performance because they are directly correlated to the demand for doors and door components. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

•	the strength of the economy;

•	the amount and type of residential and non-residential construction;

•	housing sales and home values;

•	the age of existing home stock, home vacancy rates and foreclosures;

•	non-residential building occupancy rates;

•	increases in the cost of raw materials or any shortage in supplies;

•	the availability and cost of credit;

•	employment rates and consumer confidence; and

•	demographic factors such as immigration and migration of the population and trends in household formation.

In the United States, the housing market crisis has had a negative impact on residential housing construction and related product suppliers and the housing market remains volatile. In addition, the current housing recovery is characterized by an increased number of multi-family new construction starts, which generally use fewer of our products and generate less net sales at a lower margin as compared to typical single family homes.

In many of the non-North American markets in which we manufacture and sell our products, including the United Kingdom, France, Central Europe, the Middle East, and South Africa, economic conditions have deteriorated as various countries are suffering from the after effects of the global financial downturn that began in the United States in 2006. Our non-North American markets were acutely affected by the housing downturn and continue to suffer from excess capacity in housing and building products, including doors and door products, which may make it difficult for us to raise prices. Due in part to both market and operating conditions, we exited certain European markets in the past several years, including the Ukraine, Turkey, Romania, Hungary and Poland. We continue to evaluate such market and operating conditions and may take similar actions in the future.

Our relatively narrow focus within the building products industry amplifies the risks inherent in a prolonged global market downturn. The impact of this weakness on our net sales, net income and margins will be determined by many factors, including industry capacity, industry pricing, and our ability to implement our business plan.

Increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing for the purchase of new homes and home construction and improvements could have a material adverse impact on our sales and profitability.

In general, demand for new homes and home improvement products may be adversely affected by increases in mortgage rates and the reduced availability of consumer financing. Currently, mortgage rates are near historic lows and will likely increase in the future. If mortgage rates increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition and results of operations may be materially and adversely affected.

Members of Congress and government officials have from time to time, including recently, suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Future changes in policies set to encourage home ownership and improvement, such as changes to the tax rules allowing for deductions of mortgage interest, may adversely impact demand for our products and have a material adverse impact on us.

Our performance may also depend upon consumers having the ability to finance the purchase of new homes and other buildings and repair and remodeling projects with credit from third-parties. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures. Adverse developments affecting any of these factors could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. The recent economic downturn, including declining home and other building values, increased home foreclosures and tightening of credit standards by lending institutions, have negatively impacted the home and other building new construction and repair and remodeling sectors. If these credit market trends continue or worsen, our net sales and net income may be adversely affected.

We operate in a competitive business environment. If we are unable to compete successfully, we could lose customers and our sales could decline.

The building products industry is highly competitive. Some of our principal competitors may have greater financial, marketing and distribution resources than we do and may be less leveraged than we are, providing them with more flexibility to respond to new technology or shifting consumer demand. Accordingly, these competitors may be better able to withstand changes in conditions within the industry in which we operate and may have significantly greater operating and financial flexibility than we do. Also, certain of our competitors continue to have excess production capacity, which has led to continued pressure to decrease prices in order for us to remain competitive and has limited our ability to raise prices even in markets where economic and market conditions have improved. For these and other reasons, these competitors could take a greater share of sales and cause us to lose business from our customers or hurt our margins.

As a result of this competitive environment, we face pressure on the sales prices of our products. Because of these pricing pressures, we may in the future experience continued limited growth and reductions in our profit margins, sales or cash flows, and may be unable to pass on future raw material price, labor cost and other input cost increases to our customers which would also reduce profit margins.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

Our customers consist mainly of wholesalers and retail home centers. Our top ten major customers together accounted for approximately 40% of our net sales in fiscal year 2013, while our two largest customers, The Home Depot and Lowe’s, accounted for approximately 16% and 6% of our net sales in fiscal year 2013, respectively. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, our largest customers, The Home Depot and Lowe’s, perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In the fourth quarter of 2012 we were notified of a loss of business as a result of a product line review by Lowe’s relating to its Northeastern and Southwestern United States interior door business which had an adverse impact on our net sales in 2013. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot, Lowe’s or any other major customer could cause a material decrease in our net sales.

Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer, could have a material adverse effect on us. Also, we have no operational or financial control over these customers and have limited influence over how they conduct their businesses.

Consolidation of our customers and their increasing size could adversely affect our results of operations.

In many of the countries in which we operate, an increasingly large number of building products are sold through large retail home centers and other large retailers. In addition, we have recently experienced consolidation of distributors in our wholesale distribution channel and among businesses operating in different geographic regions resulting in more customers operating nationally and internationally. If the consolidation of our customers and distributors were to continue, leading to the further increase of their size and purchasing power, we may be challenged to continue to provide consistently high customer service levels for increasing sales volumes, while still offering a broad portfolio of innovative products and on-time and complete deliveries. If we fail to provide high levels of service, broad product offerings, competitive prices and timely and complete deliveries, we could lose a substantial amount of our customer base and our profitability, margins and net sales could decrease.

If we are unable to accurately predict future demand preferences for our products, our business and results of operations could be materially affected.

A key element to our continued success is the ability to maintain accurate forecasting of future demand preferences for our products. Our business in general is subject to changing consumer and industry trends, demands and preferences. Changes to consumer shopping habits and potential trends towards "online" purchases could also impact our ability to compete as we currently sell our products exclusively through our distribution channel. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, and could materially adversely affect us. In addition, we are subject to the risk that new products could be introduced that would replace or reduce demand for our products. Furthermore, new proprietary designs and/or changes in manufacturing technologies may render our products obsolete or we may not be able to manufacture products or designs at prices that would be competitive in the marketplace. We may not have sufficient resources to make necessary investments or we may be unable to make the investments or acquire the intellectual property rights necessary to develop new products or improve our existing products.

Our business is seasonal which may affect our net sales, cash flows from operations and results of operations.

Our business is moderately seasonal and our sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity. The impact of these types of events on our business may adversely impact our sales, cash flows from operations and results of operations. If sales were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted. Moreover, our facilities are vulnerable to severe weather conditions.

A disruption in our operations could materially affect our operating results.

We operate facilities worldwide. Many of our facilities are located in areas that are vulnerable to hurricanes, earthquakes and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire or other catastrophic event were to interrupt our operations for any extended period of time, particularly at one or more of our door facing facilities or non-residential door plants, such as when Marshfield experienced an autoclave explosion in July 2011, prior to our acquisition, it could delay shipment of merchandise to our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Closure of one of our door facing facilities, which are our most capital intensive and least replaceable production facilities, could have a substantial negative effect on our earnings.

In addition, our operations may be interrupted by terrorist attacks or other acts of violence or war. These attacks may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our operating results. The United States has entered into, and may enter into, additional armed conflicts which could have a further impact on our sales and our ability to deliver product to our customers in the United States and elsewhere. Political and economic instability in some regions of the world, including the current instabilities in the Middle East and North Africa, may also negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They could also result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results.

Manufacturing realignments may result in a decrease in our short-term earnings, until the expected cost reductions are achieved, as well as reduce our flexibility to respond quickly to improved market conditions.

We continually review our manufacturing operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs have in the past and could in the future result in a decrease in our short-term earnings until the expected cost reductions are achieved. For instance, we expect to incur approximately $1.5 million of additional restructuring costs related to activities initiated as of December 29, 2013. We also cannot assure you we will achieve all of our cost savings. Such programs may include the consolidation, integration and upgrading of facilities, functions, systems and procedures. The success of these efforts will depend in part on market conditions, and such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved or sustained.

In connection with our manufacturing realignment and cost savings programs, we have recently closed or consolidated a substantial portion of our global operations and significantly reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. As a result, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to the credit risk of our customers.

We provide credit to our customers in the normal course of business. We generally do not require collateral in extending such credit. An increase in the exposure, coupled with material instances of default, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Increased prices for raw materials or finished goods used in our products or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales.

Our profitability is affected by the prices of raw materials and finished goods used in the manufacture of our products. These prices have fluctuated and may continue to fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic or environmental conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. The commodities we use may undergo major price fluctuations and there is no certainty that we will be able to pass these costs through to our customers. Significant increases in the prices of raw materials or finished goods are more difficult to pass through to customers in a short period of time and may negatively impact our short-term profitability, margins and net sales. In the current competitive environment, opportunities to pass on these cost increases to our customers may be limited.

We require a regular supply of raw materials, such as wood, wood composites, cut stock, steel, glass, core material, paint, stain and primer as well as petroleum-based products such as binders, resins and frames. In certain instances, we depend on a single or limited number of suppliers for these supplies. We typically do not have long-term contracts with our suppliers. If we are not able to accurately forecast our supply needs, the limited number of suppliers may make it difficult to obtain additional raw materials to respond to shifting or increased demand. Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Furthermore, because our products and the components of some of our products are subject to regulation, such alternative suppliers, even if available, may not be substituted until regulatory approvals for such substitution are received, thereby delaying our ability to respond to supply changes. Moreover, some of our raw materials, especially those that are petroleum or chemical based, interact with other raw materials used in the manufacture of our products and therefore significant lead time may be required to procure a compatible substitute. Substitute materials may also not be of the same quality as our original materials.

If any of our suppliers were unable to deliver materials to us for an extended period of time (including as a result of delays in land or sea shipping), or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. In the future, we may not be able to find acceptable supply alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business.

Furthermore, raw material prices could increase, and supply could decrease, if other industries compete with us for such materials. For example, we are highly dependent upon our supply of wood chips used for the production of our door facings and wood composite materials. In Europe, we are experiencing supply pressure and increased prices for wood chips due to the high demand for wood chips for alternative energy applications. Failure to obtain significant supply may disrupt our operations and even if we are able to obtain sufficient supply, we may not be able to pass increased supply costs on to our customers in the form of price increases, thereby resulting in reduced margins and profits.

A rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

Fuel prices remain volatile and are significantly influenced by international, political and economic circumstances. If increased prices remain in effect, or if further price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.

We are highly dependent on information technology, the disruption of which could significantly impede our ability to do business.

Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. We have not experienced any material breaches in security in our recent history. Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we have started a project to implement a new enterprise resource planning system in our non-residential business. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.

Increases in labor costs, potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. We have approximately 9,600 employees worldwide, including approximately 3,000 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, France, Mexico, United Kingdom and South Africa which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, such as the four week labor strike we experienced at our South African facility in 2011, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

We believe many of our direct and indirect suppliers and customers also have unionized workforces. Strikes, work stoppages or slowdowns experienced by these suppliers and customers could result in slowdowns or closures of facilities where components of our products are manufactured or delivered. For example, a national transportation workers’ strike in South Africa in the third and fourth quarters of 2012 adversely impacted our net sales. Any interruption in the production or delivery of these components could reduce sales, increase costs and have a material adverse effect on us.

Our pension obligations are currently significantly underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 29, 2013, our accumulated benefit obligations under our United States and United Kingdom defined benefit pension plans exceeded the fair value of plan assets by approximately $21.3 million and $8.4 million, respectively. During the years ended December 29, 2013, December 30, 2012 and January 1, 2012, we contributed approximately $3.2 million, $6.3 million and $6.3 million, respectively, to the United States pension plan and approximately $0.9 million, $0.8 million and $0.7 million, respectively, to the United Kingdom pension plan. Additional contributions will be required in future years. We currently anticipate making approximately $5.5 million and $0.8 million of contributions to our United States and United Kingdom pension plans, respectively, in 2014. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, our United States pension plans are subject to Title IV of the United States Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or the PBGC, generally has the authority to terminate an underfunded pension plan if the possible long-run loss to the PBGC with respect to the plan may reasonably be expected to increase substantially if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC which could be equal to the entire amount of the underfunding.

Our recent acquisitions and any future acquisitions, if available, could be difficult to integrate and could adversely affect our operating results.

In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of Door-Stop in 2014; the assets of a door manufacturing operation located in Chile (the “Chile” acquisition) in 2013; Portes Lemieux Inc. (“Lemieux”), Algoma Holding Company (“Algoma”), and Les Portes Baillargeon, Inc. (“Baillargeon”) in 2012; and Birchwood Lumber & Veneer Co., Inc. (“Birchwood”) and Porta Industries, Inc (“Marshfield”) in 2011. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve building product categories other than doors. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.

Our recent and any future acquisitions involve a number of risks, including:

•	our inability to integrate the acquired business;

•	our inability to manage acquired businesses or control integration and other costs relating to acquisitions;

•	our lack of experience with a particular business should we invest in a new product line;

•	diversion of management attention;

•	our failure to achieve projected synergies or cost savings;

•	impairment of goodwill affecting our reported net income;

•	our inability to retain the management or other key employees of the acquired business;

•	our inability to establish uniform standards, controls, procedures and policies;

•	our inability to retain customers of our acquired companies;

•	risks associated with the internal controls of acquired companies;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	our due diligence procedures could fail to detect material issues related to the acquired business;

•	unforeseen management and operational difficulties, particularly if we acquire assets or businesses in new foreign jurisdictions where we have little or no operational experience;

•	damage to our reputation as a result of performance or customer satisfaction problems relating to an acquired businesses;

•	the performance of any acquired business could be lower than we anticipated; and

•	our inability to enforce indemnifications and non-compete agreements.

The integration of any future acquisition into our business will likely require substantial time, effort, attention and dedication of management resources and may distract our management in unpredictable ways from our ordinary operations. The integration may also result in consolidation of certain existing operations. If we cannot successfully execute on our investments on a timely basis, we may be unable to generate sufficient net sales to offset acquisition, integration or expansion costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including cost savings and synergies, may not be achieved. If we are not able to effectively manage recent or future acquisitions or realize their anticipated benefits, it may harm our results of operations.

We are exposed to political, economic and other risks that arise from operating a multinational business.

We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended December 29, 2013, approximately 76.4% of our net sales were in North America, 19.6% in Europe, Asia and Latin America and 4.0% in Africa. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.

These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;

•	the imposition of tariffs or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Fluctuating exchange and interest rates could adversely affect our financial results.

Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 42% for the years ended December 29, 2013. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.

Moreover, as our current indebtedness is denominated in a currency that is different from the currencies in which we derive a significant portion of our net sales, we are also exposed to currency exchange rate risk with respect to those financial obligations. When the outstanding indebtedness is repaid, we may be subject to taxes on any corresponding foreign currency gain.

Borrowings under our current ABL Facility are incurred at variable rates of interest, which exposes us to interest rate fluctuation risk. If interest rates increase, the payments we are required to make on any variable rate indebtedness will increase.

We may fail to continue to innovate, face claims that we infringe third party intellectual property rights, or be unable to protect our intellectual property from infringement by others except by incurring substantial costs as a result of litigation or other proceedings relating to patent or trademark rights, any of which could cause our net sales or profitability to decline.

Our continued success depends on our ability to develop and introduce new or improved products, to improve our manufacturing and product service processes, and to protect our rights to the technologies used in our products. If we fail to do so, or if existing or future competitors achieve greater success than we do in these areas, our results of operations and our profitability may decline.

We rely on a combination of United States, Canadian and, to a lesser extent, European patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual restrictions to protect certain aspects of our business. We have registered trademarks, copyrights and our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, we have selectively pursued patent and trademark protection, and in some instances we may not have registered important patent and trademark rights in these and other countries. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The failure to obtain worldwide patent and trademark protection may result in other companies copying and marketing products based upon our technologies or under our brand or trade names outside the jurisdictions in which we are protected. This could impede our growth in existing regions and into new regions, create confusion among consumers and result in a greater supply of similar products that could erode prices for our protected products.

Our success depends in part on our ability to protect our patents, trademarks, copyrights, trade secrets and licensed intellectual property from unauthorized use by others. We cannot be sure that the patents we have obtained, or other protections such as confidentiality, trade secrets and copyrights, will be adequate to prevent imitation of our products by others. If we are unable to protect our products through the enforcement of intellectual property rights, our ability to compete based on our current advantages may be harmed. If we fail to prevent substantial unauthorized use of our trade secrets, we risk the loss of those intellectual property rights and whatever competitive advantage they embody.

Although we are not aware that any of our products or intellectual property rights materially infringe upon the proprietary rights of third parties, third parties may accuse us of infringing or misappropriating their patents, trademarks, copyrights or trade secrets. Third parties may also challenge our trademark rights and branding practices in the future. We may be required to institute or defend litigation to defend ourselves from such accusations or to enforce our patent, trademark and copyright rights from unauthorized use by others, which, regardless of the outcome, could result in substantial costs and diversion of resources and could negatively affect our competitive position, sales, profitability and reputation. If we lose a patent infringement suit, we may be liable for money damages and be enjoined from selling the infringing product unless we can obtain a license or are able to redesign our product to avoid infringement. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement, which could negatively affect our profitability. In addition, our patents, trademarks and other proprietary rights may be subject to various attacks claiming they are invalid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that our patents and trademarks afford. If we lose the use of a product name, our efforts spent building that brand may be lost and we will have to rebuild a brand for that product, which we may or may not be able to do. Even if we prevail in a patent infringement suit, there is no assurance that third parties will not be able to design around our patents, which could harm our competitive position.

If we are unable to replace our expiring patents, our ability to compete both domestically and internationally will be harmed. In addition, our products face the risk of obsolescence, which, if realized, could have a material adverse effect on our business.

We depend on our door manufacturing intellectual property and products to generate revenue. Some of our patents will begin to expire in the next several years. While we will continue to work to add to our patent portfolio to protect the intellectual property of our products, we believe it is possible that new competitors will emerge in door manufacturing. We do not know whether we will be able to develop additional proprietary designs, processes or products. If any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. Moreover, as our patents expire, competitors may utilize the information found in such patents to commercialize their own products. While we seek to offset the losses relating to important expiring patents by securing additional patents on commercially desirable improvements, and new products, designs and processes, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of the expiring patents.

Further, we face the risk that third parties will succeed in developing or marketing products that would render our products obsolete or noncompetitive. New, less expensive methods could be developed that replace or reduce the demand for our products or may cause our customers to delay or defer purchasing our products. Accordingly, our success depends in part upon our ability to respond quickly to market changes through the development and introduction of new products. The relative speed with which we can develop products, complete regulatory clearance or approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. Any delays could result in a loss of market acceptance and market share. We cannot provide assurance that our new product development efforts will result in any commercially successful products.

We may be the subject of product liability claims or product recalls, we may not accurately estimate costs related to such claims or recalls, and we may not have sufficient insurance coverage available to cover potential liabilities.

Our products are used and have been used in a wide variety of residential and commercial applications. We face an inherent business risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline materially. In addition, it may be necessary for us to recall defective products, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of net sales. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them.

The loss of certain members of our management may have an adverse effect on our operating results.

Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills and know-how that are critical to the operation of our business. We have significantly reduced our workforce since the beginning of 2006, including management personnel. As a result, the departure of any of our senior officers or key employees would be substantially more disruptive to our operations than in prior periods. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.

Lack of transparency, threat of fraud, public sector corruption and other forms of criminal activity involving government officials increases risk for potential liability under anti-bribery or anti-fraud legislation, including the United States Foreign Corrupt Practices Act.

We operate facilities in 11 countries and sell our products in over 80 countries around the world. As a result of these international operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the United States Foreign Corrupt Practices Act, or the FCPA, the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside of North America and our financial condition and results of operations. In addition, any acquisition of businesses with operations outside of North America may exacerbate this risk.

Environmental requirements and other government regulation may impose significant environmental and legal compliance costs and liabilities on us.

Our operations are subject to numerous Canadian (federal, provincial and local), United States (federal, state and local), European (European Union, national and local) and other laws and regulations relating to pollution and the protection of human health and the environment, including, without limitation, those governing emissions to air, discharges to water, storage, treatment and disposal of waste, releases of contaminants or hazardous or toxic substances, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. Despite our efforts to comply with environmental requirements, we are at risk of being subject to civil, administrative or criminal enforcement actions, of being held liable, of being subject to an order or of incurring costs, fines or penalties for, among other things, releases of contaminants or hazardous or toxic substances occurring on or emanating from currently or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by us or by previous occupants. Although, with the exception of costs incurred relating to compliance with Maximum Achievable Control Technology requirements (as described below), we have not incurred significant costs for environmental matters in prior years, future expenditures required to comply with any changes in environmental requirements are anticipated to be undertaken as part of our ongoing capital investment program, which is primarily designed to improve the efficiency of our various manufacturing processes. The amount of any resulting liabilities, costs, fines or penalties may be material.

In addition, the requirements of such laws and enforcement policies have generally become more stringent over time. Changes in environmental laws and regulations or in their enforcement or the discovery of previously unknown or unanticipated contamination or non-compliance with environmental laws or regulations relating to our properties or operations could result in significant environmental liabilities or costs which could adversely affect our business. In addition, we might incur increased operating and maintenance costs and capital expenditures and other costs to comply with increasingly stringent air emission control laws or other future requirements (such as, in the United States, those relating to compliance with Maximum Achievable Control Technology requirements under the Clean Air Act, for which we made capital expenditures totaling approximately $49 million from 2008 through 2010), which may decrease our cash flow. Also, discovery of currently unknown or unanticipated conditions could require responses that would result in significant liabilities and costs. Accordingly, we are unable to predict the ultimate costs of compliance with or liability under environmental laws, which may be larger than current projections.

Changes in government regulation may have a material effect on our results of operations.

Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations, including those relating to the presence of hazardous materials and protection of worker health and safety. Liability under these laws involves inherent uncertainties. Changes in such laws and regulations or in their enforcement could significantly increase our costs of operations which could adversely affect our business. Violations of health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations.

Further, in order for our products to obtain the energy efficient “ENERGYSTAR” label, they must meet certain requirements set by the Environmental Protection Agency, or the EPA. Changes in the energy efficiency requirements established by the EPA for the ENERGYSTAR label could increase our costs, and, if there is a lapse in our ability to label our products as such or we are not able to comply with the new standards at all, negatively affect our net sales and results of operations.

Moreover, many of our products are regulated by building codes and require specific fire, penetration or wind resistance characteristics. A change in the building codes could have a material impact on the manufacturing cost for these products, which we may not be able to pass on to our customers.

To service our consolidated indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our estimated annual payment obligation for 2014 with respect to our consolidated indebtedness is $41.3 million of interest payments. If we draw funds under the ABL Facility, we will incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our consolidated debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the ABL Facility and the indenture governing the senior notes, may restrict us from adopting some of these alternatives. If we are unable to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, it would have an adverse effect, which could be material, on our business, financial condition and results of operations.

Under such circumstances, we may be unable to comply with the provisions of our debt instruments, including the financial covenants in the ABL Facility. If we are unable to satisfy such covenants or other provisions at any future time, we would need to seek an amendment or waiver of such financial covenants or other provisions. The lenders under the ABL Facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to obtain any such waiver or amendment, our inability to meet the financial covenants or other provisions of the ABL Facility would constitute an event of default thereunder, which would permit the lenders to accelerate repayment of borrowings under the ABL Facility, which in turn would constitute an event of the default under the indenture governing the senior notes, permitting the holders of the senior notes to accelerate payment thereon. Our assets and/or cash flow, and/or that of our subsidiaries, may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and the secured lenders under the ABL Facility could proceed against the collateral securing that indebtedness. Such events would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior notes.

The terms of the ABL Facility and the indenture governing the senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreement governing the ABL Facility and the indenture governing the senior notes contain, and the terms of any future indebtedness of ours would likely contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indenture governing the senior notes and the credit agreements governing the ABL Facility include covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness and issue disqualified or preferred stock;

•	make restricted payments;

•	sell assets;

•	create restrictions on the ability of their restricted subsidiaries to pay dividends or distributions;

•	create or incur liens;

•	enter into sale and lease-back transactions;

•	merge or consolidate with other entities; and

•	enter into transactions with affiliates.

The operating and financial restrictions and covenants in the debt agreements we will enter into in connection with this offering and the ABL Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Risks Related to Ownership of Our Common Shares

Our share price may change significantly and you could lose all or part of your investment as a result.

The trading price of our common shares could fluctuate due to a number of factors such as those listed in “Risks Related to Our Business” and the following, some of which are beyond our control:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	announcements by third parties of significant claims or proceedings against us;

•	future sales of our common shares; and

•	general domestic and international economic conditions.

Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common shares, regardless of our actual operating performance.

In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

The availability of shares for sale in the future could reduce the market price of our common shares.

In the future, we may issue securities to raise cash for acquisitions or otherwise. We may also acquire interests in other companies by using a combination of cash and our common shares or just our common shares. We may also issue securities convertible into our common shares. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common shares.

In addition, sales of a substantial amount of our common shares in the public market, or the perception that these sales may occur, could reduce the market price of our common shares. This could also impair our ability to raise additional capital through the sale of our securities.

Because we do not currently intend to pay cash dividends on our common shares for the foreseeable future, you may not receive any return on investment unless you sell your common shares for a price greater than that which you paid for it.

We currently intend to retain future earnings, if any, for future operation, expansion and debt repayment and do not intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. Our ABL Facility and the indenture governing our senior notes contain, and the terms of any future indebtedness we or our subsidiaries incur may contain, limitations on our ability to pay dividends. As a result, you may not receive any return on an investment in our common shares unless you sell our common shares for a price greater than that which you paid for it.

A small number of our shareholders could be able to significantly influence our business and affairs, limiting your ability to influence corporate matters.

As of December 29, 2013, shareholders owning 5% or more of our outstanding common shares reported their significant ownership positions in their Schedule 13G filings. As a result of their holdings, these shareholders may be able to significantly influence the outcome of any matters requiring approval by our shareholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our shareholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable, timely financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 28, 2014. The process of implementing our internal controls and complying with Section 404 has been and will continue to be expensive and time-consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, including those related to information technology systems, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements, which would harm our business.

United States civil liabilities may not be enforceable against us.

We exist under the laws of the Province of British Columbia, Canada. In addition, certain experts named herein reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and those experts, or to enforce outside the United States judgments obtained in United States courts, in any action, including actions predicated upon the civil liability provisions of United States securities laws. Additionally, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon United States securities laws. In particular, there is uncertainty as to the enforceability in Canada by a court in original actions, or in actions to enforce judgments of United States courts, of the civil liabilities predicated upon the United States securities laws. Based on the foregoing, there can be no assurance that United States investors will be able to enforce against us or certain experts named herein who are residents of countries other than the United States any judgments obtained in United States courts in civil and commercial matters, including judgments under the United States federal securities laws. In addition, there is doubt as to whether a court in the Province of British Columbia would impose civil liability on us, our directors, officers or certain experts named herein in an original action predicated solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Province of British Columbia against us or such directors, officers or experts, respectively.

Canadian laws differ from the laws in effect in the United States and may afford less protection to holders of our securities.

We are a company that exists under the laws of the Province of British Columbia, Canada and are subject to the Business Corporations Act (British Columbia) and certain other applicable securities laws as a Canadian issuer (nonreporting issuer), which laws may differ from those governing a company formed under the laws of a United States jurisdiction. The provisions under the Business Corporations Act (British Columbia) and other relevant laws may affect the rights of shareholders differently than those of a company governed by the laws of a United States jurisdiction, and may, together with our amended and restated articles of amalgamation, or the Articles, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. See “Description of Registrant’s Securities to be Registered.”

If securities or industry research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, our share price and trading volume could decline.

The trading market for our common shares relies in part on the research and reports that securities and industry research analysts publish about us, our industry, our competitors and our business. We do not have any control over these analysts. Our share price and trading volumes could decline if one or more securities or industry analysts downgrade our common shares, issue unfavorable commentary about us, our industry or business, cease to cover our Company or fail to regularly publish reports about us, our industry or our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Tampa, Florida. The following table provides certain information regarding our properties of 2,000 square feet and more as of December 29, 2013.

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
United States	Haleyville, AL	Manufacturing	260,000	Owned
	Los Banos, CA	Closed	140,435	Owned
	Moreno Valley, CA	Manufacturing	251,630	Leased
	Stockton, CA	Manufacturing	120,000	Leased
	Stockton, CA	Manufacturing	95,779	Owned
	Stockton, CA	Manufacturing	91,809	Owned
	Stockton, CA	Office/Warehouse	50,000	Owned
	Stockton, CA	Maintenance/Storage	3,000	Owned
	Stockton, CA	Storage	2,500	Owned
	Ukiah, CA	Vacant Land	48 acres	Owned
	Largo, FL	Manufacturing	50,000	Leased
	Tampa, FL	Display Center	44,000	Leased
	Tampa, FL	Office	40,357	Leased
	Yulee, FL	Manufacturing	136,320	Leased
	Lawrenceville, GA	Manufacturing	246,140	Leased
	Marietta, GA	Office	7,587	Leased
	West Chicago, IL	R&D	145,245	Owned
	South Bend, IN	Closed	117,700	Owned
	Walkerton, IN	Manufacturing	190,000	Owned
	Pittsburg, KS	Manufacturing	338,082	Owned
	Pittsburg, KS	Warehouse	65,970	Owned
	Lake Charles, LA	Manufacturing	150,000	Leased
	Fridley, MN	Warehouse	3,000	Leased
	Laurel, MS	Manufacturing	2,079,520	Owned
	North Platte, NE	Manufacturing	96,002	Owned
	North Platte, NE	Warehouse	17,030	Leased
	Kirkwood, NY	Manufacturing	137,500	Leased
	Charlotte, NC	Manufacturing	334,264	Leased
	Wahpeton, ND	Manufacturing	92,500	Leased
	Broken Bow, OK	Manufacturing	199,660	Owned(1)
	Vandalia, OH	Manufacturing	102,400	Leased
	Northumberland, PA	Manufacturing	198,000	Owned
	Northumberland, PA	Warehouse	8,400	Leased
	Denmark, SC	Manufacturing	170,000	Owned
	Denmark, SC	Manufacturing	132,842	Owned
	Dickson, TN	Manufacturing	217,375	Owned
	Jefferson City, TN	Manufacturing	150,000	Leased
	Jefferson City, TN	Warehouse	30,000	Leased
	Grand Prairie, TX	Manufacturing	24,420	Leased

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
	Greenville, TX	Manufacturing	254,000	Owned
	Greenville, TX	Warehouse	105,000	Owned
	Mesquite, TX	Manufacturing	232,800	Leased
	Danville, VA	Warehouse	16,000	Leased
	Fredericksburg, VA	Manufacturing	40,480	Leased
	Luray, VA	Warehouse	74,972	Leased
	Stanley, VA	Manufacturing	112,800	Owned
	Winchester, VA	Manufacturing	109,781	Leased
	Winchester, VA	Warehouse	7,500	Leased
	Algoma, WI	Manufacturing	600,000	Leased
	Algoma, WI	Warehouse	5,000	Leased
	Birchwood, WI	Manufacturing	139,299	Owned
	Marshfield, WI	Manufacturing	699,882	Owned
	Rice Lake, WI	Retail/Outlet Store	6,000	Leased
	Spencer, WI	Warehouse	6,800	Leased
	Thorp, WI	Manufacturing	61,920	Owned
Canada	Calgary, AB	Warehouse	19,677	Leased
	Langley, BC	Manufacturing	100,000	Leased
	Langley, BC	Warehouse	60,000	Leased
	Surrey, BC	Manufacturing	87,995	Leased
	Yarrow, BC	Manufacturing	186,000	Owned
	Concord, ON	Manufacturing/Office	214,066	Leased
	Berthierville, QC	Manufacturing	154,408	Owned
	Berthierville, QC	Warehouse	42,192	Leased
	Berthierville, QC	Warehouse	7,825	Owned
	Lac-Mégantic, QC	Manufacturing	171,714	Owned
	Lac-Mégantic, QC	Manufacturing	148,220	Owned
	Lac-Mégantic, QC	Warehouse	42,400	Owned
	Lac-Mégantic, QC	Warehouse	18,000	Owned
	Lac-Mégantic, QC	Warehouse	15,000	Owned
	Lac-Mégantic, QC	Warehouse	15,000	Leased
	Lac-Mégantic, QC	Warehouse	15,000	Leased
	Lac-Mégantic, QC	Warehouse	6,000	Owned
	Sacré-Coeur, QC	Manufacturing	90,000	Owned(1)
	Saint Éphrem, QC	Manufacturing	70,000	Owned
	Saint Éphrem, QC	Warehouse	4,440	Leased
	Saint Romuald, QC	Manufacturing	71,926	Leased
	Saint Romuald, QC	Warehouse	40,331	Leased
	Windsor, QC	Manufacturing	149,845	Owned
	Windsor, QC	Manufacturing	48,004	Owned
	Windsor, QC	Warehouse	12,000	Leased
	Winnipeg, MB	Warehouse	150,000	Leased

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
Chile	Cabrero	Manufacturing	272,819	Owned
	Cabrero	Manufacturing	101,200	Leased
	Cabrero	Warehouse	32,276	Leased
	Cabrero	Warehouse	24,200	Leased
	Chillán	Manufacturing	146,000	Owned
	Colina	Warehouse	8,650	Leased
Costa Rica	Limon/Guapiles	Forest	16,732 acres	Owned
Czech Republic	Jihlava	Manufacturing	295,576	Leased
	Jihlava	Warehouse	28,000	Leased
France	Bazas	Manufacturing	412,715	Owned
	Bordeaux	Manufacturing	139,461	Owned
	Douvres-la-Délivrande	Manufacturing	196,838	Owned
	Giberville	Manufacturing	19,073	Leased
	Orange	Manufacturing	75,000	Owned
	Thignonville	Manufacturing	99,700	Owned
	Tillières	Manufacturing	82,602	Owned
Ireland	Carrick-on-Shannon	Manufacturing	620,329	Owned
Israel	Ashkelon	Manufacturing	58,653	Leased
	Karmiel	Manufacturing	152,901	Owned
	Rishon	Warehouse	17,000	Leased
	Rishpon	Retail/Outlet Store	3,600	Leased
	Ramat Gan	Retail/Outlet Store	2,300	Leased
	Haifu	Retail/Outlet Store	3,400	Leased
Malaysia	Bintulu	Manufacturing	151,073	Leased
Mexico	Ciénega de Flores	Manufacturing	180,687	Owned
Poland	Jaslo	Manufacturing	200,000	Leased
South Africa	Estcourt	Manufacturing	791,147	Owned(1)
	KwaZulu Natal	Forest	55,599 acres	Owned(1)
	Riverhorse Valley	Office	10,440	Leased
United Kingdom	Barnsley	Manufacturing	503,528	Owned
	Barnsley	Warehouse	55,000	Leased
	Middlesbrough	Manufacturing	12,000	Leased
	Stockton-on-Tees	Manufacturing	80,000	Leased
_________
(1) Less than wholly owned facility

Item 3. Legal Proceedings
We are involved in various legal proceedings, claims and governmental audits in the ordinary course of business, including certain legal proceedings that are currently stayed by the Bankruptcy Court, which if not settled or resolved by the Bankruptcy Court, may resume active status in federal or state court. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position, results of our operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common shares have been listed on the New York Stock Exchange (“NYSE”) under the symbol “DOOR” since September 9, 2013. Prior to that time, there was no public market for our common shares, although our common shares were quoted on the OTC Grey Market under the symbol “MASWF” from June 2009 until our listing on the NYSE. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	2013
	High	Low
Third quarter (September 9 - September 29) (1)	$52.75	$46.38
Fourth quarter (September 30 - December 29)	59.47	45.81
__________
(1) Represents the period from September 9, 2013, the date of initial listing of our common shares, through September 29, 2013, the end of our fiscal third quarter.

Holders
As of February 24, 2014, we had two record holders of our common shares, including Cede & Co., the nominee of the Depository Trust Corporation.

Dividends

We do not intend to pay any cash dividends on our common shares for the foreseeable future and will retain earnings, if any, for future operations, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, liquidity requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our ABL Facility and in the indenture governing our senior notes. Future agreements may also limit our ability to pay dividends. See Note 7 to our audited consolidated financial statements contained elsewhere in this Annual Report for restrictions on our ability to pay dividends.
On May 17, 2011, we declared a return of capital to shareholders in the amount of $4.54 per share. The return of capital totaled $128.1 million, of which $124.9 million was paid on June 30, 2011, to shareholders of record as of May 17, 2011. The remaining $3.2 million was allocated to holders of restricted stock units in accordance with the underlying restricted stock unit agreements and will be paid when the underlying restricted stock units vest and are delivered.

Stock Performance Graph
The following graph depicts the total return to shareholders from September 9, 2013, the date our common shares became listed on the NYSE, through December 29, 2013, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on September 9, 2013, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index.
(Performance Results Through December 29, 2013)

$130
$120
$110
$100
$90
$80
$70
$60
9/9/13
12/29/13
Masonite International Corporation
S&P 500
S&P 1500 Building Products Index

	September 9, 2013	December 29, 2013
Masonite International Corporation	$100.00	$114.49
Standard & Poor's 500 Index	100.00	113.98
Standard & Poor's 1500 Building Products Index	100.00	124.48
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Equity Securities
During the year ended December 29, 2013, we granted to certain of our employees 324,358 restricted stock units. During the year ended December 30, 2012, we granted to certain of our employees 47,000 stock appreciation rights and 491,980 restricted stock units. During the year ended January 1, 2012, we granted to certain of our employees 383,789 stock appreciation rights and 263,437 restricted stock units. These securities were issued under our equity incentive plans without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

Debt Securities
On April 15, 2011, we issued $275.0 million aggregate principal amount of 8.25% Senior Notes due 2021 at a price of 100.0% of their face value, resulting in approximately $265.5 million of net proceeds, which were used for general corporate purposes, including acquisitions. The initial purchasers for the notes issued April 15, 2011, were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Deutsche Bank Securities, Inc. and RBC Capital Markets, LLC.
On March 9, 2012, we issued $100.0 million aggregate principal amount of 8.25% Senior Notes due 2021 in a follow-on offering at a price of 103.5% of their face value, resulting in approximately $101.5 million of net proceeds, which were used for general corporate purposes, including acquisitions. The notes issued March 9, 2012, are fungible with the notes issued April 15, 2011. The initial purchasers for the notes issued March 9, 2012, were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC.
On January 21, 2014, we issued $125.0 million aggregate principal amount of 8.25% Senior Notes due 2021 in a follow-on offering at a price of 108.75% of their face value, resulting in approximately $137.2 million of net proceeds, which will be used for general corporate purposes, including acquisitions. The notes issued January 21, 2014, are fungible with the notes issued April 15, 2011, and the notes issued March 9, 2012. The initial purchaser for the notes issued January 21, 2014, was Merrill Lynch, Pierce, Fenner & Smith Incorporated.
Each of these transactions was made for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to buyers outside the United States pursuant to Regulation S under the Securities Act.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data

On March 16, 2009, Masonite Holdings Corp., Masonite International Inc. and several affiliated companies, including Masonite International Corporation, voluntarily filed to reorganize under the CCAA in Canada in the Ontario Superior Court of Justice. Additionally, Masonite Holdings Corp., Masonite International Inc., Masonite Corporation and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. Masonite’s subsidiaries and affiliates outside of Canada and the United States did not initiate reorganization cases and were not materially impacted by the legal proceedings. We emerged from bankruptcy protection on June 9, 2009, referred to herein as the Effective Date.

Unless we state otherwise or the context otherwise requires, references to “Masonite,” “we,” “our,” “us” and the “Company” for all periods subsequent to the Effective Date refer to Masonite International Corporation and its subsidiaries, after giving effect to such reorganization and the amalgamation. Masonite International Corporation is also referred to herein as our “Successor.” For all periods prior to the Effective Date, these terms refer to the predecessor, Masonite International Inc., which is also referred to herein as our “Predecessor,” and its subsidiaries.

The following table sets forth selected historical consolidated financial data of the Predecessor and the Successor as of the dates and for the periods indicated. The selected historical consolidated financial data of the Successor as of December 29, 2013, and December 30, 2012, and for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, have been derived from the Successor’s audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data of the Successor as of January 1, 2012, January 2, 2011, and January 3, 2010, for the year ended January 2, 2011, and for the period from April 16, 2009, (the Successor’s date of incorporation) to January 3, 2010, have been derived from the Successor’s audited consolidated financial statements not included in this Annual Report. The selected historical consolidated financial data of the Predecessor for the period from January 1 to June 9, 2009, presented in this table have been derived from the Predecessor’s audited consolidated financial statements not included in this Annual Report. While the Predecessor and Successor periods overlap, no results of operations of Masonite are included in the Successor period from April 16, 2009, through June 9, 2009, and therefore no offsetting adjustments or eliminations have been made to the information in the overlapping period. Further, the impact, including information for the Successor, in the period from April 16, 2009, through June 9, 2009, on our combined results of operations is not material because the Successor had no operations during the overlapping period.

Our emergence from bankruptcy resulted in our being considered a new entity for financial reporting purposes and dramatically impacted second quarter 2009 net income as certain pre-bankruptcy debts were discharged in accordance with our Plan of Reorganization, filed with the Bankruptcy Court immediately prior to emergence and assets and liabilities were adjusted to their fair values upon emergence. As a result, our financial statements for the Successor periods after the Effective Date are not comparable to the financial statements prior to that date.

This historical data includes, in the opinion of management, all adjustments necessary for a fair presentation of the operating results and financial condition of the Predecessor and Successor, respectively, for such periods and as of such dates. The results of operations for any period are not necessarily indicative of the results of future operations. Since 2010, we have completed several acquisitions. The results of these acquired entities are included in our consolidated statements of comprehensive income (loss) for the periods subsequent to the respective acquisition date. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended				Period from April 16, 2009 to	Period from December 29, 2008 to
(In thousands of U.S. dollars, except for share and per share amounts)	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	June 9, 2009
Consolidated Statements of Operations Data:	(Successor)					(Predecessor)
Net sales	$1,731,143	$1,676,005	$1,489,179	$1,383,271	$778,407	$616,082
Cost of goods sold	1,505,636	1,459,701	1,303,820	1,203,469	690,310	541,831
Gross profit	225,507	216,304	185,359	179,802	88,097	74,251
Selling, general and administration expenses	209,070	208,058	186,776	176,776	105,131	87,380
Restructuring costs	10,630	11,431	5,116	7,000	2,549	7,584
Bankruptcy reorganization costs	—	—	—	—	—	30,963
Operating income (loss)	5,807	(3,185)	(6,533)	(3,974)	(19,583)	(51,676)
Interest expense (income), net	33,230	31,454	18,068	245	609	84,460
Other expense (income), net	2,316	528	1,111	1,030	(1,338)	339
Income (loss) from continuing operations before income tax expense (benefit)	(29,739)	(35,167)	(25,712)	(5,249)	(18,854)	(136,475)
Income tax expense (benefit)	(21,377)	(13,365)	(21,560)	(11,396)	(938)	2,583
Income (loss) from continuing operations	(8,362)	(21,802)	(4,152)	6,147	(17,916)	(139,058)
Income (loss) from discontinued operations, net of tax	(598)	1,480	(303)	(1,718)	(3,024)	(3,274)
Reorganization and fresh start accounting gain, net	—	—	—	—	—	347,123
Net income (loss)	(8,960)	(20,322)	(4,455)	4,429	(20,940)	204,791
Less: Net income (loss) attributable to non-controlling interest	2,050	2,923	2,079	1,390	1,487	1,917
Net income (loss) attributable to Masonite	$(11,010)	$(23,245)	$(6,534)	$3,039	$(22,427)	$202,874

Income (loss) from continuing operations attributable to Masonite shareholders per common share (basic and diluted)(1)	$(0.37)	$(0.89)	$(0.23)	$0.17	$(0.71)
Net income (loss) attributable to Masonite shareholders per common share (basic and diluted)(1)	$(0.39)	$(0.84)	$(0.24)	$0.11	$(0.82)
Common shares outstanding	29,085,021	27,943,774	27,531,792	27,523,541	27,500,005

Other Financial Data:
Capital expenditures	$45,971	$48,419	$42,413	$57,823	$27,012	$17,099
Net cash flow provided by (used for) operating activities	47,453	55,222	32,688	75,154	56,157	14,168
Net cash flow provided by (used for) investing activities	(54,473)	(136,103)	(186,717)	(97,974)	114,392	(28,252)
Net cash flow provided by (used for) financing activities	(11,138)	94,230	136,605	(4,797)	(17,933)	(25,900)

(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
Balance Sheet Data:	(Successor)
Cash and cash equivalents	$100,873	$122,314	$109,205	$121,050	$152,236
Accounts receivable, net	243,823	256,666	228,729	205,581	209,693
Inventories, net	218,348	208,783	209,041	186,400	178,028
Working capital(2)	395,152	417,584	384,822	349,248	384,344
Property, plant and equipment, net	630,279	648,360	632,655	645,615	634,322
Total assets	1,591,145	1,645,948	1,528,056	1,398,510	1,398,977
Total debt	377,861	378,848	275,000	—	143
Total equity	825,562	837,815	848,483	1,012,547	1,013,492
____________
(1) Per share amounts for the Predecessor periods are not presented due to the impact of the Plan of Reorganization.
(2) Working capital is defined as current assets less current liabilities and includes cash restricted by letters of credit.

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended December 29, 2013, December 30, 2012, and January 1, 2012. In this MD&A, “Masonite”, “we”, “us”, “our”, and the "Company" refers to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. On September 6, 2013, the Form 10 filed with the SEC on August 19, 2013, was declared effective by the SEC, resulting in the Company becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On September 9, 2013, our common shares began trading on the New York Stock Exchange under the ticker symbol "DOOR". The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the commercial and architectural interior wood door markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the year ended December 29, 2013, 76.4% of our net sales were in North America, 19.6% in Europe, Asia and Latin America and 4.0% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the year ended December 29, 2013, sales of interior and exterior products accounted for 72.8% and 27.2% of net sales, respectively.
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
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the year ended December 29, 2013, we generated net sales of $1,321.6 million, $339.9 million and $69.6 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2013, our top ten customers together accounted for approximately 40% of our net sales and our top two customers, The Home Depot, Inc., and Lowe's Companies, Inc., accounted for approximately 16% and 6%, respectively. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years we have initiated, and in the future we plan to initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability.
During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets, and in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to fully exit the sales market in Poland subsequent to the decision to cease

MASONITE INTERNATIONAL CORPORATION

manufacturing operations in 2012 (collectively, the “2013 Restructuring Plan”). Costs associated with these actions include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. We expect to incur approximately $1.5 million of additional restructuring charges related to activities initiated as of December 29, 2013. The 2013 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the “2012 Restructuring Plan”). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed as of December 29, 2013. We do not expect to incur any future charges for the 2012 Restructuring Plan. The 2012 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $10 million.

Prior years’ restructuring costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2011 (the “2011 Restructuring Plan”) and restructuring plan initiated in 2010 (the “2010 Restructuring Plan”) were completed during 2012 and 2011, respectively, and the restructuring plans initiated in 2009 and prior years (the “2009 and Prior Restructuring Plans”) are substantially completed, although cash payments are expected to continue through 2014, primarily related to lease payments at closed facilities. We do not expect to incur any future charges for the 2011 Restructuring Plan, 2010 Restructuring Plan or 2009 and Prior Restructuring Plans.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States, were approximately 42% and 44% for the years ended December 29, 2013, and December 30, 2012, respectively. In addition, a significant percentage of our costs during the same periods were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country.
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

MASONITE INTERNATIONAL CORPORATION

Acquisitions
In the past several years, we have pursued strategic tuck-in acquisitions targeting companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies:

•
Door-Stop: On February 24, 2014, we completed the acquisition of Door-Stop International Limited for total consideration of approximately $50 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes a technology-driven ordering process and primarily manufactures exterior door sets for the residential repair and renovation markets. The Door-Stop acquisition complements our existing exterior fiberglass business.

•
Chile: In July 2013, we acquired assets of a door manufacturing operation located in Chile for servicing the North American market for total consideration of $12.2 million. The transaction includes the door component operations in Cabrero, Chile, and a door assembly factory in Chillan, Chile. The operations acquired primarily manufacture high quality stile and rail panel and French wood doors for the North American market. The Chile acquisition acts as a natural complement to Lemieux and our existing residential wood door offering.

•
Lemieux: In August 2012, we completed the acquisition of Lemieux for net consideration of $22.1 million. Lemieux manufactures interior and exterior stile and rail wood doors for residential applications at its two facilities in Windsor, Quebec. The acquisition of Lemieux complemented our residential wood door business and provides us an additional strategic growth platform.

•
Algoma: In April 2012, we completed the acquisition of Algoma for net consideration of $55.6 million. Algoma manufactures interior wood doors for commercial and architectural applications. The acquisition of Algoma complemented our existing Baillargeon, Mohawk and Marshfield branded commercial and architectural interior wood door business.

•
Baillargeon: In March 2012, we completed the acquisition of Baillargeon for net consideration of $9.9 million. Baillargeon is a Canadian manufacturer of interior wood doors for commercial and architectural applications.

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

Prior to the acquisition, Marshfield experienced a loss of certain property, plant and equipment, as well as a partial and temporary business interruption, due to an explosion that impacted a portion of its manufacturing facility in Marshfield, Wisconsin. Losses related to the event were recognized by Marshfield prior to the acquisition. Marshfield was insured for these losses, including business interruption, and we retained rights to this insurance claim subsequent to acquisition. During the fourth quarter of 2012, we recognized $3.3 million as partial settlement for business interruption losses. In the first quarter of 2013, we recognized an additional $4.5 million as final settlement of the claim. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss). No further business interruption insurance proceeds are expected as a result of this event.

MASONITE INTERNATIONAL CORPORATION

Components of Results of Operations
Net Sales
Net sales are derived from the sale of products to our customers. We recognize sales of our products when an agreement with the customer in the form of a sales order is in place, the sales price is fixed or determinable, collection is reasonably assured and the customer has taken ownership and assumes risk of loss. Certain customers are eligible to participate in various incentive and rebate programs considered as a reduction of the sales price of our products. Accordingly, net sales are reported net of such incentives and rebates. Additionally, shipping and other transportation costs charged to customers are recorded in net sales in the consolidated statements of comprehensive income (loss).
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers. Cost of goods sold includes all of the direct materials and direct labor used to produce our products. Included in our cost of goods sold is also a systematic allocation of fixed and variable production overhead incurred in converting raw materials into finished goods. Fixed production overhead reflects those indirect costs of production that remain relatively constant regardless of the volume of production, such as depreciation and maintenance of factory buildings and equipment, and the cost of factory management and administration. Variable production overhead consists of those indirect costs of production that vary directly, or nearly directly, with the volume of production, such as indirect materials and indirect labor. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 64%, 63% and 60% for the years ended December 29, 2013, December 30, 2012 and January 1, 2012. Research and development costs are primarily included within cost of goods sold. Finally, cost of goods sold also includes the distribution and transportation costs to deliver products to our customers.
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
Interest Expense, Net
Interest expense, net relates primarily to our $375.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, $275.0 million of which were issued on April 15, 2011 and $100.0 million of which were issued on March 9, 2012. The transaction costs were capitalized as deferred financing costs and are being amortized to interest expense over their term. The senior notes issued on March 9, 2012 were issued at 103.5% of the principal amount and resulted in a premium from the issuance that will be amortized to interest expense over their term. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility both of which are recorded in interest expense as incurred.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit), Net
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

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments.

Adjusted EBITDA is a measure used by management to measure operating performance. Beginning in the fourth quarter of 2013, we revised our calculation of Adjusted EBITDA to exclude registration and equity listing fees. The revised definition of Adjusted EBITDA better reflects the underlying performance of our reportable segments. The revision to this definition had no impact on our reported Adjusted EBITDA for the years ended December 30, 2012, or January 1, 2012. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization of intangible assets;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	impairment of property, plant and equipment;

•	registration and listing fees

•	restructuring costs;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit),

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

MASONITE INTERNATIONAL CORPORATION

We believe that Adjusted EBITDA, from an operations standpoint, provides an appropriate way to measure and assess operating performance. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. We believe that Adjusted EBITDA is useful to users of the consolidated financial statements because it provides the same information that we use internally for purposes of assessing our operating performance and making compensation decisions. This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the senior notes and the credit agreement governing the ABL facility.

Results of Operations

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Net sales	$1,731,143	$1,676,005	$1,489,179
Cost of goods sold	1,505,636	1,459,701	1,303,820
Gross profit	225,507	216,304	185,359
Gross profit as a % of net sales	13.0%	12.9%	12.4%
Selling, general and administration expenses	209,070	208,058	186,776
Restructuring costs	10,630	11,431	5,116
Operating income (loss)	5,807	(3,185)	(6,533)

Interest expense (income), net	33,230	31,454	18,068
Other expense (income), net	2,316	528	1,111
Income (loss) from continuing operations before income tax expense (benefit)	(29,739)	(35,167)	(25,712)
Income tax expense (benefit)	(21,377)	(13,365)	(21,560)
Income (loss) from continuing operations	(8,362)	(21,802)	(4,152)
Income (loss) from discontinued operations, net of tax	(598)	1,480	(303)
Net income (loss)	(8,960)	(20,322)	(4,455)
Less: net income (loss) attributable to noncontrolling interest	2,050	2,923	2,079
Net income (loss) attributable to Masonite	$(11,010)	$(23,245)	$(6,534)

Year Ended December 29, 2013, Compared With Year Ended December 30, 2012
Net Sales
Net sales in the year ended December 29, 2013, were $1,731.1 million, an increase of $55.1 million or 3.3% from $1,676.0 million in the year ended December 30, 2012. Net sales in 2013 were $15.7 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $70.8 million or 4.2% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in 2013 increased net sales by $30.3 million or 1.8%. Changes in average unit price increased net sales in 2013 by $50.1 million or 3.0%. Net sales of other products were $9.6 million lower in 2013 compared to 2012.
The proportion of net sales from interior and exterior products in the year ended December 29, 2013, was 72.8% and 27.2%, respectively, compared to 73.6% and 26.4% in the year ended December 30, 2012. The reduced proportion of sales of our interior products was primarily driven by the closure of our businesses in Poland, Hungary and Romania as part of the 2013 and 2012 Restructuring Plans, as those businesses primarily produced interior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012
North America	$1,322,365	$1,225,420
North America intersegment	(727)	(1,369)
North America net sales to external customers	$1,321,638	$1,224,051
Percentage of net sales	76.4%	73.0%

Europe, Asia and Latin America	$354,615	$385,323
Europe, Asia and Latin America intersegment	(14,686)	(14,988)
Europe, Asia and Latin America net sales to external customers	$339,929	$370,335
Percentage of net sales	19.6%	22.1%

Africa	$69,617	$81,801
Africa intersegment	(41)	(182)
Africa net sales to external customers	$69,576	$81,619
Percentage of net sales	4.0%	4.9%

Net sales to external customers	$1,731,143	$1,676,005

North America
Net sales to external customers from facilities in the North America segment in the year ended December 29, 2013, were $1,321.6 million, an increase of $97.5 million or 8.0% from $1,224.1 million in the year ended December 30, 2012. Net sales in 2013 were $7.1 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $104.6 million or 8.5% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in 2013 increased net sales by $67.4 million or 5.5% compared to 2012, primarily due to incremental sales from our recent acquisitions and increases in residential demand driven by increased new construction, which were partially offset by the loss of a portion of our Lowe's business. Additionally, changes in average unit price increased net sales in 2013 by $36.9 million or 3.0% compared to 2012. Net sales of other products to external customers were $0.3 million higher in 2013 compared to 2012.
The proportion of net sales from interior and exterior products in the year ended December 29, 2013, was 67.5% and 32.5%, respectively, compared to 67.4% and 32.6% in the year ended December 30, 2012.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the year ended December 29, 2013, were $339.9 million, a decrease of $30.4 million or 8.2% from $370.3 million in the year ended December 30, 2012. Net sales in 2013 were $3.7 million higher due to a weakening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have decreased by $34.1 million or 9.2% due to changes in unit volume, average unit price and sales of other products. Net sales in 2013 decreased due to a decline in unit volumes as a result of the broader market downturn in these regions and our decision to discontinue certain unprofitable product lines, which resulted in a $33.3 million or 9.0% decrease in net sales in 2013 compared to 2012. Net sales of other products to external customers were $9.9 million or 2.7% lower in 2013 compared to 2012. Partially offsetting the decline in net sales in 2013, were changes in average unit price, which increased net sales in 2013 by $9.1 million or 2.5% compared to 2012.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the year ended December 29, 2013, was 87.7% and 12.3%, respectively, compared to 88.0% and 12.0% in the year ended December 30, 2012. The reduced proportion of sales of our interior products was primarily driven by the closure of our businesses in Poland, Hungary and Romania as part of the 2013 and 2012 Restructuring Plans, as those businesses primarily produced interior products.
Africa
Net sales to external customers from facilities in the Africa segment in the year ended December 29, 2013, were $69.6 million, a decrease of $12.0 million or 14.7% from $81.6 million in the year ended December 30, 2012. Net sales in 2013 were $12.3 million lower due to a strengthening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have increased by $0.3 million or 0.4% due to changes in unit volume and average unit price. Changes in average unit price in 2013 increased net sales by $4.1 million or 5.0% compared to 2012. This increase was partially offset by lower unit volumes which decreased net sales in 2013 by $3.8 million or 4.7% compared to 2012.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 87.0% and 87.1% for the year-ended December 29, 2013, and December 30, 2012, respectively. Cost of goods sold as a percentage of net sales was impacted by a number of factors, including average unit price. Additionally, overhead, depreciation and distribution costs as a percentage of net sales in 2013 decreased 0.3%, 0.3% and 0.2% respectively, over 2012. These decreases were partially offset by an increase in direct labor as a percentage of net sales of 0.7% over 2012. Material costs as a percentage of net sales were flat in fiscal year 2013 over 2012.

Selling, General and Administration Expenses
In the year ended December 29, 2013, selling, general and administration expenses, as a percentage of net sales, were 12.1%, compared to 12.4% in the year ended December 30, 2012, a decrease of 30 basis points.
Selling, general and administration expenses in the year ended December 29, 2013, were $209.1 million, an increase of $1.0 million from $208.1 million in the year ended December 30, 2012. This increase was driven by increased depreciation and amortization of $2.7 million, registration and listing fees of $2.4 million and a $1.2 million increase in share based compensation expense in 2013 compared to 2012. These amounts were partially offset by a reduction of selling, general and administration expenses due to the incremental $1.2 million of business interruption claims received, a reduction in losses on disposals and impairment of property, plant and equipment of $3.9 million and an exchange rate impact of $0.2 million.
Restructuring Costs
Restructuring costs in the year ended December 29, 2013, were $10.6 million, compared to $11.4 million in year ended December 30, 2012. Restructuring costs in 2013 were related primarily to expenses incurred as part of the 2013 Restructuring Plan, as well as expenses incurred relating to actions implemented as part of the 2012 Restructuring Plan. Costs incurred in 2012 were related primarily to the implementation of the 2012 Restructuring Plan.
Interest Expense, Net
Interest expense, net, in the year ended December 29, 2013, was $33.2 million, compared to $31.5 million in the year ended December 30, 2012. This increase primarily relates to the additional interest incurred in 2013 on the $100.0 million principal amount of 8.25% senior unsecured notes issued in March of 2012. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the year ended December 29, 2013, was $2.3 million, compared to $0.5 million in the year ended December 30, 2012. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax benefit in the year ended December 29, 2013 was $21.4 million, an increase of $8.0 million from $13.4 million in the year ended December 30, 2012. Our income tax benefit is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate in, income and losses in tax jurisdictions with existing valuation allowances, and discrete items that may occur in any given year, but are not consistent from year to year. The increase in our income tax benefit is primarily the result of a $13.1 million increase in income tax benefit related to changes in our income tax valuation allowances and a $1.7 million increase in income tax benefit related to tax exempt income. These amounts were offset by a $4.0 million increase in income tax expense related to changes in enacted income tax rates used in the measurement of deferred tax assets and liabilities and a $2.7 million increase in income tax expense associated with the impact of Canadian tax legislation enacted during 2013.
Segment Information

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Year Ended December 29, 2013
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Percentage of segment net sales	6.8%	3.3%	8.0%	6.1%

	Year Ended December 30, 2012
Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Percentage of segment net sales	6.0%	4.6%	7.9%	5.8%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Year Ended December 29, 2013
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Less (plus):
Depreciation	43,151	15,156	3,773	62,080
Amortization of intangible assets	15,079	1,979	—	17,058
Share based compensation expense	7,752	—	—	7,752
Loss (gain) on disposal of property, plant and equipment	944	(2,602)	(117)	(1,775)
Impairment of property, plant and equipment	1,904	—	—	1,904
Registration and listing fees	2,421	—	—	2,421
Restructuring costs	2,791	6,697	1,142	10,630
Interest expense (income), net	63,003	(29,911)	138	33,230
Other expense (income), net	(848)	3,164	—	2,316
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)
Loss (income) from discontinued operations, net of tax	598	—	—	598
Net income (loss) attributable to non-controlling interest	2,050	—	—	2,050
Net income (loss) attributable to Masonite	$(29,236)	$18,145	$81	$(11,010)

(In thousands)	Year Ended December 30, 2012
Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Less (plus):
Depreciation	41,665	17,540	4,143	63,348
Amortization of intangible assets	12,787	2,289	—	15,076
Share based compensation expense	6,517	—	—	6,517
Loss (gain) on disposal of property, plant and equipment	2,494	230	—	2,724
Impairment of property, plant and equipment	1,350	—	—	1,350
Restructuring costs	3,721	7,710	—	11,431
Interest expense (income), net	60,939	(29,422)	(63)	31,454
Other expense (income), net	688	(160)	—	528
Income tax expense (benefit)	(13,007)	(828)	470	(13,365)
Loss (income) from discontinued operations, net of tax	(1,480)	—	—	(1,480)
Net income (loss) attributable to non-controlling interest	2,923	—	—	2,923
Net income (loss) attributable to Masonite	$(44,811)	$19,701	$1,865	$(23,245)

Adjusted EBITDA in our North America segment increased $15.4 million, or 20.9%, to $89.2 million in the year ended December 29, 2013, from $73.8 million in the year ended December 30, 2012. Adjusted EBITDA in our North America segment includes net business interruption claim recoveries of $4.5 million and $3.3 million in 2013 and 2012, respectively. Additionally, Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $53.6 million and $52.1 million in 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $6.0 million, or 35.1%, to $11.1 million in the year ended December 29, 2013, from $17.1 million in the year ended December 30, 2012. This decline is

MASONITE INTERNATIONAL CORPORATION

primarily attributable to product quality issues in Israel as well as the broader market downturn. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $2.8 million and $4.4 million in 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $0.9 million, or 14.1%, to $5.5 million in year ended December 29, 2013, from $6.4 million in the year ended December 30, 2012. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $2.4 million and $2.7 million in 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Year Ended December 30, 2012, Compared With Year Ended January 1, 2012
Net Sales
Net sales in the year ended December 30, 2012, were $1,676.0 million, an increase of $186.8 million or 12.5% from $1,489.2 million in the year ended January 1, 2012. Net sales in 2012 were $38.4 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $225.2 million or 15.1% due to changes in unit volume, average unit price and sales of other products. Our 2012 and 2011 acquisitions contributed $177.2 million or 11.9% of incremental net sales in fiscal year 2012. Higher unit volumes in 2012 increased net sales by $34.3 million or 2.3%, primarily due to increased residential new construction in North America, partially offset by a decline in unit volumes in Europe. Changes in average unit price increased net sales in 2012 by $8.8 million or 0.6%. Net sales of other products were $4.9 million higher in 2012 compared to 2011.
The proportion of net sales from interior and exterior products in the year ended December 30, 2012, was 73.6% and 26.4%, respectively, compared to 71.7% and 28.3% in the year ended January 1, 2012. The increased proportion of sales of our interior products was primarily driven by an increase in interior products as a percentage of net sales due to incremental sales from our recent acquisitions, which service the commercial and residential interior wood door markets.
Net Sales and Percentage of Net Sales by Principal Geographic Region

	Year Ended
(In thousands)	December 30, 2012	January 1, 2012
North America	$1,225,420	$1,009,983
North America intersegment	(1,369)	(930)
North America net sales to external customers	$1,224,051	$1,009,053
Percentage of net sales	73.0%	67.8%

Europe, Asia and Latin America	$385,323	$406,065
Europe, Asia and Latin America intersegment	(14,988)	(15,403)
Europe, Asia and Latin America net sales to external customers	$370,335	$390,662
Percentage of net sales	22.1%	26.2%

Africa	$81,801	$89,551
Africa intersegment	(182)	(87)
Africa net sales to external customers	$81,619	$89,464
Percentage of net sales	4.9%	6.0%

Net sales to external customers	$1,676,005	$1,489,179

MASONITE INTERNATIONAL CORPORATION

North America
Net sales to external customers from facilities in the North America segment in the year ended December 30, 2012, were $1,224.1 million, an increase of $215.0 million or 21.3% from $1,009.1 million in the year ended January 1, 2012. Net sales in 2012 were $4.8 million lower due to a strengthening of the U.S. dollar. Excluding this exchange rate impact, net sales would have increased by $219.8 million or 21.8% due to changes in unit volume, average unit price and sales of other products. Our 2012 and 2011 North America acquisitions contributed $177.2 million or 17.6% in incremental net sales in fiscal year 2012. Higher unit volumes in 2012 increased net sales by $52.5 million or 5.2% compared to 2011, primarily due to increased residential new construction. These increases were partially offset by changes in the average unit price decreased net sales in 2012 by $5.7 million or 0.6% compared to 2011. Additionally, net sales of other products to external customers which were $4.2 million or 0.4% lower in 2012 compared to 2011.
The proportion of net sales from interior and exterior products in the year ended December 30, 2012, was 67.4% and 32.6%, respectively, compared to 63.1% and 36.9% in the year ended January 1, 2012. The increase in our interior products as a percentage of North America net sales was primarily due to incremental sales from our recent acquisitions, which service the commercial and residential interior wood door markets.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the year ended December 30, 2012, were $370.3 million, a decrease of $20.4 million or 5.2% from $390.7 million in the year ended January 1, 2012. Net sales in 2012 were $23.3 million lower due to a strengthening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have increased by $2.9 million or 0.7% due to changes in unit volume, average unit price and sales of other products. Changes in the average sales price per unit, driven by product, geographic and customer mix, increased net sales in fiscal year 2012 by $8.7 million or 2.2% compared to fiscal year 2011. Net sales of door components to external customers were $9.1 million or 2.3% higher in fiscal year 2012 compared to fiscal year 2011. Partially offsetting these increases was a decline in unit volumes due to the broader market downturn in these regions and our decision to discontinue certain unprofitable product lines, which resulted in a $14.9 million or 3.8% decrease in net sales in fiscal year 2012 compared to fiscal year 2011.
The proportion of net sales from interior and exterior products for the year ended December 30, 2012, was 88.0% and 12.0%, respectively, compared to 87.6% and 12.4% in the year ended January 1, 2012.
Africa
Net sales to external customers from facilities in the Africa segment in the year ended December 30, 2012, were $81.6 million, a decrease of $7.9 million or 8.8% from $89.5 million in the year ended January 1, 2012. Net sales in 2012 were $10.3 million lower due to a strengthening of the U.S. dollar. Excluding the impact of changes in exchange rates, net sales would have increased by $2.4 million or 2.7% due to changes in unit volume and average unit price. Changes in average unit price in 2012 increased net sales by $5.7 million or 6.4% compared to 2011. This increase was partially offset by lower unit volumes which decreased net sales in 2012 by $3.3 million or 3.7% compared to 2011.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 87.1% and 87.6% for the years ended December 30, 2012 and January 1, 2012, respectively. Excluding the impact of acquisitions, cost of goods sold as a percentage of net sales was unchanged when compared to fiscal year 2011. Cost of goods sold as a percentage of net sales, excluding acquisitions, was impacted by a number of factors, including product pricing and mix. Additionally, materials costs and depreciation as a percentage of net sales in fiscal year 2012 decreased 0.6% and 0.2%, respectively, over fiscal year 2011. This was offset by increases in overhead costs and direct labor and distribution costs as a percentage of net sales in fiscal year 2012 of 0.5%, 0.2% and 0.1% respectively, over fiscal year 2011.
Selling, General and Administration Expenses
In the year ended December 30, 2012, selling, general and administration expenses, as a percentage of net sales, were 12.4%, compared to 12.5% in the year ended January 1, 2012, a decrease of 10 basis points.

MASONITE INTERNATIONAL CORPORATION

Selling, general and administration expenses in fiscal year 2012 were $208.1 million, an increase of $21.3 million from $186.8 million in fiscal year 2011. Selling, general and administration expenses in fiscal year 2012 were $4.5 million lower due a strengthening of the U.S. dollar. Excluding the impact of changes in exchange rates, selling, general and administration expenses would have increased by $25.8 million over fiscal year 2011. The increase in selling, general and administration expenses included incremental expenses of $21.4 million from Lemieux, Algoma, Baillargeon, Birchwood and Marshfield. Net of acquisitions and foreign exchange, the overall $4.4 million increase in selling, general and administration expenses was driven by increases in personnel costs, including share based compensation, of $6.9 million, depreciation and amortization of $1.6 million, advertising costs of $0.9 million, bad debt expense of $0.8 million and other miscellaneous increases of $1.0 million. These increases were partially offset by the receipt of $3.3 million of business interruption insurance proceeds related to the Marshfield acquisition, as well as decreases in losses on disposals and impairment of property, plant and equipment of $2.0 million and professional and other fees of $1.5 million.

Restructuring Costs
Restructuring costs in the year ended December 30, 2012, were $11.4 million, compared to $5.1 million in year ended January 1, 2012. Restructuring costs in fiscal year 2012 were related to implementing plans to close certain of our U.S. manufacturing facilities due to the expected start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina; synergy opportunities related to recent acquisitions and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during fiscal year 2012 to permanently close our businesses in Hungary and Romania, due to the continued economic downturn and heightened volatility of the Eastern European economies.
Interest Expense, Net
Interest expense, net, in the year ended December 30, 2012, was $31.5 million, compared to $18.1 million in the year ended January 1, 2012. This increase primarily relates to the additional interest incurred in 2012 on the $100.0 million principal amount of 8.25% senior unsecured notes issued in March of 2012. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the year ended December 30, 2012, was $0.5 million, compared to $1.1 million in the year ended January 1, 2012. The reduction in other expense (income), net is primarily due to our portion of the dividends and net losses related to our nonmajority owned unconsolidated subsidiaries that are recognized under the equity method of accounting.
Income Tax Expense (Benefit)
Our income tax benefit in fiscal year 2012 was $13.4 million, a decrease of $8.2 million from $21.6 million in fiscal year 2011. Our income tax benefit is affected by recurring items, such as tax rates in foreign jurisdictions in which we have operations and the relative amount of income we earn in these jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The decrease in our income tax benefit is the result of a $5.8 million decline related to changes in our income tax valuation allowances, a $2.6 million decline in income tax benefits related to permanent tax differences and a $2.1 million decline in the income tax benefit related to tax rate differences on income earned in foreign jurisdictions. These amounts were partially offset by a $2.3 million increase in our income tax benefit related to tax exempt income.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Year Ended December 30, 2012
Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Percentage of segment net sales	6.0%	4.6%	7.9%	5.8%

	Year Ended January 1, 2012
Adjusted EBITDA	$59,906	$17,630	$4,458	$81,994
Percentage of segment net sales	5.9%	4.5%	5.0%	5.5%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Year Ended December 30, 2012
Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Less (plus):
Depreciation	41,665	17,540	4,143	63,348
Amortization of intangible assets	12,787	2,289	—	15,076
Share based compensation expense	6,517	—	—	6,517
Loss (gain) on disposal of property, plant and equipment	2,494	230	—	2,724
Impairment of property, plant and equipment	1,350	—	—	1,350
Restructuring costs	3,721	7,710	—	11,431
Interest expense (income), net	60,939	(29,422)	(63)	31,454
Other expense (income), net	688	(160)	—	528
Income tax expense (benefit)	(13,007)	(828)	470	(13,365)
Loss (income) from discontinued operations, net of tax	(1,480)	—	—	(1,480)
Net income (loss) attributable to non-controlling interest	2,923	—	—	2,923
Net income (loss) attributable to Masonite	$(44,811)	$19,701	$1,865	$(23,245)

MASONITE INTERNATIONAL CORPORATION

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Year Ended January 1, 2012
Adjusted EBITDA	$59,906	$17,630	$4,458	$81,994
Less (plus):
Depreciation	38,490	18,006	4,288	60,784
Amortization of intangible assets	8,221	2,348	—	10,569
Share based compensation expense	5,888	—	—	5,888
Loss (gain) on disposal of property, plant and equipment	3,795	(141)	—	3,654
Impairment of property, plant and equipment	2,516	—	—	2,516
Restructuring costs	1,337	3,779	—	5,116
Interest expense (income), net	39,792	(21,591)	(133)	18,068
Other expense (income), net	656	455	—	1,111
Income tax expense (benefit)	(21,555)	(117)	112	(21,560)
Loss (income) from discontinued operations, net of tax	250	53	—	303
Net income (loss) attributable to non-controlling interest	2,079	—	—	2,079
Net income (loss) attributable to Masonite	$(21,563)	$14,838	$191	$(6,534)

Adjusted EBITDA in our North America segment increased $13.9 million, or 23.2%, to $73.8 million in the year ended December 30, 2012, from $59.9 million in the year ended January 1, 2012. Adjusted EBITDA in our North America segment includes a net business interruption claim recovery of $3.3 million in 2012. Additionally, Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $52.1 million and $46.3 million in 2012 and 2011, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $0.5 million, or 2.8%, to $17.1 million in the year ended December 30, 2012, from $17.6 million in the year ended January 1, 2012. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $4.4 million and $6.3 million in 2012 and 2011, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment increased $1.9 million, or 42.2%, to $6.4 million in year ended December 30, 2012, from $4.5 million in the year ended January 1, 2012. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $2.7 million and $3.0 million in 2012 and 2011, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program, or AR Sales Program, and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of December 29, 2013, we had $100.9 million of cash and cash equivalents, availability under our ABL Facility of $108.2 million and, availability under our AR Sales Program of $13.0 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash Flows from Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations was $47.5 million during the fiscal year ended December 29, 2013. This amount was primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $79.7 million, share based compensation expense of $7.8 million and impairment of property, plant and equipment of $3.3 million. Additionally, cash inflows were generated by dividends from equity investees of $1.2 million, a decrease in accounts receivable of $9.2 million and other miscellaneous inflows of $1.1 million. These cash inflows were partially offset by our net loss of $9.0 million, noncash deferred income tax benefit of $23.2 million, pension and post-retirement funding (net of expense) of $1.9 million, an increase in inventories of $8.7 million, an increase in prepaid expenses of $3.5 million, a decrease in accounts payable and accrued expenses of $5.1 million, and a net cash outflow from changes in other assets and liabilities of $3.4 million.
Cash provided by operating activities of continuing operations was $55.7 million during fiscal year ended December 30, 2012. This amount is primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $79.0 million, share based compensation costs of $6.5 million and loss on sale and impairment of property, plant and equipment of $5.3 million. Additionally, cash inflows were generated by dividends from equity investees of $1.3 million, an increase in accounts payable and accrued expenses of $16.3 million, a decrease in prepaid expenses of $1.3 million and other operating inflows of $0.1 million. These cash inflows were partially offset by our net loss of $20.3 million, pension and post-retirement funding (net of expenses) of $3.7 million, income related to discontinued operations of $1.5 million, an increase in accounts receivable of $9.6 million correlating to our increased sales, an increase in inventories of $3.1 million and a net decrease in deferred income taxes, income taxes receivable and income taxes payable of $15.9 million.

Cash provided by operating activities of continuing operations was $32.9 million during fiscal year ended January 1, 2012. The primary sources of cash in operations were depreciation and amortization of $72.2 million, loss on sale and impairment of property, plant and equipment of $6.2 million, share based compensation costs of $5.9 million, non-cash interest and other accruals of $3.6 million, dividends from equity investees of $1.2 million, a decrease of prepaid expenses of $3.1 million and other operating inflows of $1.2 million. These cash inflows were partially offset by our net loss of $4.5 million, pension and post-retirement funding (net of expenses) of $3.6 million, an increase in accounts receivable of $8.6 million, an increase in inventories of $9.0 million, a decrease in accounts payable and accrued expenses of $1.1 million and a net decrease in deferred income taxes, income taxes receivable and income taxes payable of $33.7 million. The increase in accounts receivable correlates to our increased sales, and the increase in inventories relates to a modest build of inventory at certain locations.

Cash Flows from Investing Activities of Continuing Operations
Cash used in investing activities of continuing operations was $54.5 million during the fiscal year ended December 29, 2013. The primary uses of cash in investing activities were additions to property, plant and equipment of $46.0 million, cash used in acquisitions (including payment of holdbacks from previous acquisitions) of $15.4 million, an increase of restricted cash of $1.1 million and other investing outflows of $1.6 million. These outflows were partially offset by proceeds from sales of property, plant and equipment of $9.6 million.
Cash used in investing activities of continuing operations was $137.8 million during fiscal year ended December 30, 2012. The primary uses of cash in investing activities were cash used in acquisitions of $88.4 million (net of cash acquired), additions to property, plant and equipment of $48.4 million and other investing outflows of $1.0 million. The cash used in acquisitions relates to the Lemieux, Algoma and Baillargeon acquisitions, as well as portions of holdbacks paid for our 2010 acquisitions.

Cash used in investing activities of continuing operations was $186.7 million during fiscal year ended January 1, 2012. The primary uses of cash in investing activities were cash used in acquisitions of $145.5 million (net of cash acquired) and additions to property, plant and equipment of $42.4 million. These outflows were partially offset by other investing inflows of $1.2 million. The cash used in acquisitions relates to the Birchwood and Marshfield acquisitions, as well as portions of holdbacks paid for our 2010 acquisitions.

MASONITE INTERNATIONAL CORPORATION

Cash Flows from Financing Activities of Continuing Operations
Cash used from financing activities of continuing operations was $11.1 million during the fiscal year ended December 29, 2013, which was due to payments of $5.9 million for minimum tax withholdings from the issuance of share based awards, distributions to non-controlling interests of $3.7 million and the return of capital paid to recipients of share based awards in the amount of $1.5 million.
Cash provided by financing activities of continuing operations was $94.2 million during fiscal year ended December 30, 2012. The primary source of cash provided by financing activities was the proceeds from the issuance of the $100.0 million aggregate principal amount of additional senior notes in the amount of $103.5 million. This cash inflow was partially offset by the payment of financing costs relating to the additional notes of $2.0 million, dividends paid to the minority owners of our non-wholly-owned subsidiaries of $5.7 million and the return of capital paid to recipients of share based awards in the amount of $1.5 million.

Cash provided by financing activities of continuing operations was $136.6 million during fiscal year ended January 1, 2012. The primary source of cash provided by financing activities was the proceeds from the issuance of the $275.0 million aggregate principal amount of senior notes in the amount of $275.0 million. This cash inflow was partially offset by the return of capital paid to shareholders in the amount of $125.0 million, payment of financing costs relating to the senior notes of $9.5 million and dividends paid to the minority owners of our non-wholly-owned subsidiaries of $3.9 million.

Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. As of December 29, 2013, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2014 to be approximately $55 million. On a continual basis, we evaluate and consider tuck-in and strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance. Additionally, we currently have assets held for sale at a book value of $3.4 million.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of December 29, 2013, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

Accounts Receivable Sales Program
We maintain an AR Sales Program with a third party. Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of a large retail customer without recourse or ongoing involvement to a third party purchaser in exchange for cash. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are reflected as cash provided by operating activities in the consolidated statements of cash flows. The discount on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded to selling, general and administration expense within the consolidated statements of comprehensive income (loss).

MASONITE INTERNATIONAL CORPORATION

Senior Notes
On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the “Senior Notes”). As of December 29, 2013, we had outstanding $375.0 million aggregate principal amount of Senior Notes. All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Securities Act”) and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $137.2 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.5 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior notes were issued at 108.75%, 103.5% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011 and the acquisitions of seven companies during the past several years for aggregate consideration of $293.2 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $31.9 million, $30.0 million and $16.5 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.
Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the Senior Notes under certain circumstances specified therein. The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of both December 29, 2013, and December 30, 2012, we were in compliance with all covenants under the indenture governing the Senior Notes.
ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of December 29, 2013, we had approximately $108.2 million of availability under the ABL Credit Facility.
Obligations under the ABL Facility are secured by a first priority security interest in substantially all of our current assets, including those of our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.
Borrowings under the ABL Facility will bear interest at a variable rate per annum equal to, at our option, (i) LIBOR, plus a margin ranging from 2.00% to 2.50% per annum, or (ii) the Base Rate (as defined in the ABL Facility agreement), plus a margin ranging from 1.00% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.25% of the aggregate commitments under the ABL Facility if the average utilization is greater than 50% for any applicable period, and 0.375% of the aggregate commitments under the ABL Facility if the average utilization is less than or equal to 50% for any applicable period. We must also pay customary letter of credit fees and agency fees.

MASONITE INTERNATIONAL CORPORATION

The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both December 29, 2013, and December 30, 2012, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the Senior Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $1,404.4 million, $1,472.9 million and $1,256.9 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $67.7 million, $97.0 million and $59.4 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.
Our non-guarantor subsidiaries had total assets of $1.4 billion and $1.6 billion as of December 29, 2013, and December 30, 2012, respectively; and total liabilities of $718.8 million and $759.5 million as of December 29, 2013, and December 30, 2012, respectively.
Contractual Obligations

The following table presents our contractual obligations over the periods indicated as of December 29, 2013, except as otherwise noted:

	Fiscal Year Ended
(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$—	$500,000	$500,000
Scheduled interest payments (1)	41,250	41,250	41,250	41,250	41,250	103,125	309,375
Operating leases	15,656	14,054	11,008	9,188	8,485	49,754	108,145
Pension contributions	6,313	5,652	5,695	4,841	1,887	5,729	30,117
Other liabilities	469	317	317	317	317	347	2,084
Total (2)	$63,688	$61,273	$58,270	$55,596	$51,939	$658,955	$949,721
____________
(1) Includes the $125.0 million aggregate principal Senior Notes issued January 21, 2014, and related scheduled interest payments.
(2) As of December 29, 2013, we have $8.3 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates

Our significant accounting policies are fully disclosed in our annual consolidated financial statements included elsewhere in this Annual Report. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION

Business Acquisition Accounting

We use the acquisition method of accounting for all business acquisitions. We allocate the purchase price of our business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisitions and the sum of the fair values of the acquired tangible and intangible assets less liabilities is recorded as goodwill.

Goodwill

We evaluate all business combinations for intangible assets that should be recognized and reported apart from goodwill. Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. We performed a quantitative impairment test during the fourth quarter of 2013 and determined that goodwill was not impaired. The estimated fair value of our goodwill significantly exceeded the estimated carrying value.

Intangible Assets

Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the fourth quarter of 2013 and determined that indefinite-lived intangible assets were not impaired.

Long-lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the estimates of asset’s useful lives and undiscounted future cash flows based on market participant assumptions. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with inherent uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. We assess the income tax positions and record tax liabilities for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and

MASONITE INTERNATIONAL CORPORATION

liabilities at enacted rates. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would be a credit to income in the period such determination was made. The consolidated financial statements include increases in the valuation allowances as a result of uncertainty regarding our ability to realize certain deferred tax assets in the future. Our accounting for deferred tax consequences represents our best estimate of future events that can be appropriately reflected in the accounting estimates. Changes in existing tax laws, regulations, rates and future operating results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are also subject to change as a result in changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Although we believe the measurement of liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcomes of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability is reversed and a tax benefit is recognized in the period in which such determination is made. Conversely, additional tax charges are recorded in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.

Inventory

We value inventories at the lower of cost or replacement cost for raw materials, and the lower of cost or net realizable value for finished goods, with expense estimates made for obsolescence or unsaleable inventory. In determining net realizable value, we consider such factors as yield, turnover and aging, expected future demand and market conditions, as well as past experience. A change in the underlying assumptions related to these factors could affect the valuation of inventory and have a corresponding effect on cost of goods sold. Historically, actual results have not significantly deviated from those determined using these estimates.

Employee Future Benefit Plans

Measurements of the obligations under our defined benefit pension plans are subject to several significant estimates. These estimates include the rate of return on plan assets and the rate at which the future obligations are discounted to value the liability. Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. Our annual measurement date is the last day of the fiscal year for our defined benefit pension plans. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation and the fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of its members. These estimates may differ from actual results that will occur over an extended period of time. Any significant differences may have an effect on the recorded pension expense and carrying value of the plans’ net assets or net liabilities.

Share Based Compensation Plan

We have a share based compensation plan, which dictates the issuance of common shares to employees as compensation through various grants of share instruments. We apply the fair value method of accounting using the Black-Scholes-Merton option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for the Restricted Stock Units awarded is based on the fair value of the restricted stock units at the date of grant. Compensation expense is recorded in the consolidated statements of comprehensive income (loss) and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, and estimated risk free rate and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.

MASONITE INTERNATIONAL CORPORATION

Deferred Compensation Plan

Effective August 13, 2012, the Board of Directors adopted a Deferred Compensation Plan, or DCP, whereby certain employees and directors in the United States may elect to defer to a later date a portion of their base pay, bonuses, restricted stock awards and director fees. The DCP is an unfunded participant-directed plan where we have the option to contribute the deferrals into a rabbi trust where investments could be made.

Assets of the rabbi trust, other than Company shares, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability are recognized in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

Variable Interest Entity

The accounting method used for our investments is dependent upon the influence we have over the investee. We consolidate subsidiaries when we are able to exert control over the financial and operating policies of the investee, which generally occurs if we own a 50% or greater voting interest.

Pursuant to ASC 810, “Consolidation”, for certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if we are considered the primary beneficiary of the VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities of the VIE which most significantly impact the VIE’s economic performance and that has the obligation to absorb losses of the VIE which could potentially be significant to the VIE.

Significant judgment is required in the determination of whether we are the primary beneficiary of a VIE. Estimates and assumptions made in such analyses include, but are not limited to, the market price of input costs, the market price for finished products, market demand conditions within various regions and the probability of certain other outcomes.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard did not result in a change to the accounting treatment of comprehensive income and did not have a material impact on the presentation of our consolidated financial statements.

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

MASONITE INTERNATIONAL CORPORATION

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amended ASC 830, “Foreign Currency Matters.” This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Any impact of adopting ASU No. 2013-5 on our financial position and results of operations will depend on the nature and extent of future sales or dispositions of any entities that had created a cumulative translation adjustment.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of December 29, 2013, or December 30, 2012.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of December 29, 2013, or December 30, 2012.

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing, and cash management activities. As of December 29, 2013, or December 30, 2012, there were no outstanding borrowings under our ABL Facility.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Masonite International Corporation
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Masonite International Corporation and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Masonite International Corporation and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida
February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Masonite International Corporation
Tampa, Florida

We have audited the accompanying consolidated statements of comprehensive income (loss), changes in equity, and cash flow for the year ended January 1, 2012 of Masonite International Corporation and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operation and cash flow of Masonite International Corporation and subsidiaries for the year ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants

February 27, 2013

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net sales	$1,731,143	$1,676,005	$1,489,179
Cost of goods sold	1,505,636	1,459,701	1,303,820
Gross profit	225,507	216,304	185,359
Selling, general and administration expenses	209,070	208,058	186,776
Restructuring costs	10,630	11,431	5,116
Operating income (loss)	5,807	(3,185)	(6,533)
Interest expense (income), net	33,230	31,454	18,068
Other expense (income), net	2,316	528	1,111
Income (loss) from continuing operations before income tax expense (benefit)	(29,739)	(35,167)	(25,712)
Income tax expense (benefit)	(21,377)	(13,365)	(21,560)
Income (loss) from continuing operations	(8,362)	(21,802)	(4,152)
Income (loss) from discontinued operations, net of tax	(598)	1,480	(303)
Net income (loss)	(8,960)	(20,322)	(4,455)
Less: net income (loss) attributable to non-controlling interest	2,050	2,923	2,079
Net income (loss) attributable to Masonite	$(11,010)	$(23,245)	$(6,534)

Earnings (loss) per common share attributable to Masonite:
Basic	$(0.39)	$(0.84)	$(0.24)
Diluted	$(0.39)	$(0.84)	$(0.24)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(0.37)	$(0.89)	$(0.23)
Diluted	$(0.37)	$(0.89)	$(0.23)

Comprehensive income (loss):
Net income (loss)	$(8,960)	$(20,322)	$(4,455)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(12,096)	8,187	(21,899)
Pension and other post-retirement adjustment	15,571	663	(18,927)
Amortization of actuarial net losses	1,413	1,689	—
Income tax benefit (expense) related to other comprehensive income (loss)	(6,266)	(1,561)	7,353
Other comprehensive income (loss), net of tax:	(1,378)	8,978	(33,473)
Comprehensive income (loss)	(10,338)	(11,344)	(37,928)
Less: comprehensive income (loss) attributable to non-controlling interest	1,289	3,157	1,824
Comprehensive income (loss) attributable to Masonite	$(11,627)	$(14,501)	$(39,752)

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	December 29, 2013	December 30, 2012
Current assets:
Cash and cash equivalents	$100,873	$122,314
Restricted cash	13,831	12,769
Accounts receivable, net	243,823	256,666
Inventories, net	218,348	208,783
Prepaid expenses	22,371	19,546
Assets held for sale	3,408	7,211
Income taxes receivable	3,250	6,502
Current deferred income taxes	17,840	18,681
Total current assets	623,744	652,472
Property, plant and equipment, net	630,279	648,360
Investment in equity investees	7,483	7,633
Goodwill	78,404	78,122
Intangible assets, net	203,714	219,624
Long-term deferred income taxes	23,363	14,502
Other assets, net	24,158	25,235
Total assets	$1,591,145	$1,645,948

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,936	$93,311
Accrued expenses	128,924	139,383
Income taxes payable	732	2,194
Total current liabilities	228,592	234,888
Long-term debt	377,861	378,848
Long-term deferred income taxes	108,924	119,139
Other liabilities	50,206	75,258
Total liabilities	765,583	808,133
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 29,085,021 and 27,943,774 shares issued and outstanding as of December 29, 2013, and December 30, 2012, respectively.	646,196	633,910
Additional paid-in capital	230,306	240,784
Accumulated deficit	(60,177)	(49,167)
Accumulated other comprehensive income (loss)	(19,601)	(18,984)
Total equity attributable to Masonite	796,724	806,543
Equity attributable to non-controlling interests	28,838	31,272
Total equity	825,562	837,815
Total liabilities and equity	$1,591,145	$1,645,948

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 2, 2011	27,523,541	$626,658	$363,886	$(19,388)	$5,490	$976,646	$35,901	$1,012,547

Net income (loss)				(6,534)		(6,534)	2,079	(4,455)
Other comprehensive income (loss), net of tax					(33,218)	(33,218)	(255)	(33,473)
Dividends to non-controlling interests						—	(3,875)	(3,875)
Share based awards			5,847			5,847		5,847
Common shares issued for delivery of share based awards	8,251	129	(129)			—		—
Reduction of return of capital payable due to forfeitures of share based awards						—		—
Return of capital on common stock, $4.54 per share			(128,108)			(128,108)		(128,108)
Balances as of January 1, 2012	27,531,792	$626,787	$241,496	$(25,922)	$(27,728)	$814,633	$33,850	$848,483

Net income (loss)				(23,245)		(23,245)	2,923	(20,322)
Other comprehensive income (loss), net of tax					8,744	8,744	234	8,978
Dividends to non-controlling interests						—	(5,735)	(5,735)
Share based awards			6,517			6,517		6,517
Common shares issued for delivery of share based awards	411,982	7,123	(7,123)			—		—
Reduction of return of capital payable due to forfeitures of share based awards			(11)			(11)		(11)
Common shares withheld to cover income taxes payable due to delivery of share based awards			(95)			(95)		(95)
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(11,010)		(11,010)	2,050	(8,960)
Other comprehensive income (loss), net of tax					(617)	(617)	(761)	(1,378)
Dividends to non-controlling interests						—	(3,723)	(3,723)
Share based awards			7,752			7,752		7,752
Common shares issued for delivery of share based awards	1,141,247	12,286	(12,286)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(5,944)			(5,944)		(5,944)
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	December 29, 2013	December 30, 2012	January 1, 2012
Net income (loss)	$(8,960)	$(20,322)	$(4,455)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	598	(1,480)	303
Depreciation	62,080	63,348	60,784
Amortization of intangible assets	17,058	15,076	10,569
Amortization of debt issue costs	486	587	832
Share based compensation expense	7,752	6,517	5,888
Deferred income taxes	(23,177)	(15,617)	(21,968)
Unrealized foreign exchange loss (gain)	2,928	179	801
Share of loss (income) from equity investees, net of tax	(1,020)	(718)	104
Dividend from equity investee	1,170	1,346	1,195
Pension and post-retirement expense (funding), net	(1,855)	(3,688)	(3,621)
Non-cash accruals and interest	429	583	3,561
Loss (gain) on sale of property, plant and equipment	(1,775)	2,724	3,654
Impairment of property, plant and equipment	3,271	2,614	2,516
Changes in assets and liabilities:
Accounts receivable	9,168	(9,642)	(8,625)
Inventories	(8,720)	(3,090)	(8,969)
Prepaid expenses	(3,527)	1,263	3,127
Accounts payable and accrued expenses	(5,095)	16,274	(1,109)
Other assets and liabilities	(3,358)	(277)	(11,656)
Net cash flow provided by (used in) operating activities - continuing operations	47,453	55,677	32,931
Net cash flow provided by (used in) operating activities - discontinued operations	—	(455)	(243)
Net cash flow provided by (used in) operating activities	47,453	55,222	32,688
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	9,586	1,474	2,800
Additions to property, plant and equipment	(45,971)	(48,419)	(42,413)
Cash used in acquisitions, net of cash acquired	(15,376)	(88,354)	(145,537)
Restricted cash	(1,062)	88	804
Other investing activities	(1,650)	(2,595)	(2,371)
Net cash flow provided by (used in) investing activities - continuing operations	(54,473)	(137,806)	(186,717)
Net cash flow provided by (used in) investing activities - discontinued operations	—	1,703	—
Net cash flow provided by (used in) investing activities	(54,473)	(136,103)	(186,717)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	103,500	275,000
Payment of financing costs	—	(2,035)	(9,525)
Minimum tax withholding on share based awards	(5,944)	—	—
Distributions to non-controlling interests	(3,723)	(5,735)	(3,875)
Return of Capital Paid	(1,471)	(1,500)	(124,995)
Net cash flow provided by (used in) financing activities - continuing operations	(11,138)	94,230	136,605
Net cash flow provided by (used in) financing activities - discontinued operations	—	—	—
Net cash flow provided by (used in) financing activities	(11,138)	94,230	136,605
Net foreign currency translation adjustment on cash	(3,283)	(240)	5,579
Increase (decrease) in cash and cash equivalents	(21,441)	13,109	(11,845)
Cash and cash equivalents, beginning of period	122,314	109,205	121,050
Cash and cash equivalents, at end of period	$100,873	$122,314	$109,205
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview and Significant Accounting Policies

Unless we state otherwise or the context otherwise requires, references to “Masonite,” “we,” “our,” “us” and the “Company” in these notes to the consolidated financial statements refer to Masonite International Corporation and its subsidiaries.

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 64 manufacturing locations in 11 countries and sells doors to customers throughout the world, including the United States, Canada and France.

Basis of Presentation

We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of December 29, 2013, and December 30, 2012, and for the years ended December 29, 2013, December 30, 2012 and January 1, 2012.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. Certain prior year amounts have been reclassified to conform to the current basis of presentation.

Amalgamation of Masonite Inc. and Masonite International Corporation

Effective July 4, 2011, pursuant to articles of amalgamation under the Canadian Business Corporations Act, Masonite Inc., the prior reporting entity, was amalgamated with Masonite International Corporation, a British Columbia corporation, to form an amalgamated corporation named Masonite International Corporation, also a British Columbia corporation. The amalgamation had no impact, other than related expenses, on our consolidated balance sheets or statements of comprehensive income (loss), changes in equity or cash flows as of January 1, 2012, or for the years ended January 1, 2012 and January 2, 2011.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard did not result in a change to the accounting treatment of comprehensive income and did not have a material impact on the presentation of our consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amended ASC 830, “Foreign Currency Matters.” This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Any impact of adopting ASU No. 2013-5 on our financial position and results of operations will depend on the nature and extent of future sales or dispositions of any entities that had created a cumulative translation adjustment.
Summary of Significant Accounting Policies

(a)    Principles of consolidation:
These consolidated financial statements include the accounts of Masonite and our subsidiaries and the accounts of any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated upon consolidation. The results of subsidiaries acquired during the periods presented are consolidated from their respective dates of acquisition using the acquisition method.

(b)    Translation of consolidated financial statements into U.S. dollars:
These consolidated financial statements are expressed in U.S. dollars. The accounts of the majority of our self-sustaining foreign operations are maintained in functional currencies other than the U.S. dollar. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). For our foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within other expense (income), net, in the consolidated statements of comprehensive income (loss). Gains and losses arising from international intercompany transactions that are of a long-term investment nature

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income (loss) for the periods presented.

(c)    Cash and cash equivalents:
Cash includes cash equivalents which are short-term highly liquid investments with original maturities of three months or less.

(d)    Restricted cash:
Restricted cash includes cash we have placed as collateral for letters of credit.

(e)    Accounts receivable:
We record accounts receivable as our products are received by our customers. Our customers are primarily retailers, distributors and contractors. We record an allowance for doubtful accounts for known collectability issues, as such issues relate to specific transactions or customer balances. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are expensed as bad debt and payments subsequently received are credited to the bad debt expense account, included within selling, general and administration expense in the consolidated statements of comprehensive income (loss). Generally, we do not require collateral for our accounts receivable.

(f)    Inventories:
Raw materials are valued at the lower of cost or market value, where market value is determined using replacement cost. Finished goods are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. In determining the net realizable value, we consider factors such as yield, turnover, expected future demand and past experience.

The cost of inventories includes all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include costs directly related to the units of production, such as direct labor. They also include a systematic allocation of fixed and variable production overheads that are incurred in converting raw materials into finished goods. Fixed production overheads are those indirect costs of production that remain relatively constant regardless of the volume of production, such as depreciation and maintenance of factory buildings and equipment, and the cost of factory management and administration. Variable production overheads are those indirect costs of production that vary directly, or nearly directly, with the volume of production, such as indirect materials and indirect labor.

To determine the cost of inventory, we allocate fixed expenses to the cost of production based on the normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production are not increased due to abnormally low production. Those excess costs are recognized as a current period expense. When a production facility is completely shut down temporarily, it is considered idle, and all related expenses are charged to cost of goods sold.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(g)    Property, plant and equipment:
Property, plant and equipment are stated at cost. Depreciation is recorded based on the carrying values of buildings, machinery and equipment using the straight-line method over the estimated useful lives set forth as follows:

Useful Life (Years)
Buildings	20 - 40
Machinery and equipment
Tooling	10 - 25
Machinery and equipment	5 - 25
Molds and dies	12 - 25
Office equipment, fixtures and fittings	3 - 12

Improvements and major maintenance that extend the life of an asset are capitalized; other repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed, their carrying values and accumulated depreciation are removed from the accounts.

Property, plant and equipment are tested for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset or asset group being tested for recoverability exceeds the sum of the undiscounted cash flows expected from its use and disposal. Impairments are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value, as determined using a discounted cash flows approach when quoted market prices are not available.

(h)    Goodwill:
We use the acquisition method of accounting for all business combinations. We evaluate all business combinations for intangible assets that should be recognized apart from goodwill. Goodwill adjustments are recorded for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of acquisition) for new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Goodwill is not amortized, but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analysis and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. There were no impairment charges recorded against goodwill in any period presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(i)    Intangible assets:
Intangible assets with definite lives include customer relationships, non-compete agreements, patents, system software development, supply agreements and acquired trademarks and tradenames. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Information pertaining to estimated useful lives of intangible assets is as follows:

Estimated Useful Life
Customer relationships	Over expected relationship period, not exceeding 10 years
Non-compete agreements	Over life of the agreement
Patents	Over expected useful life, not exceeding 17 years
System software development	Over expected useful life, not exceeding 5 years
Supply agreements	Over life of the agreement
Acquired trademarks and tradenames	Over expected useful life

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset. Fair value is measured using discounted cash flows.

Indefinite lived intangible assets are not amortized, but instead are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicate the carrying value may exceed the fair value.
There were no impairment charges recorded against definite or indefinite lived intangible assets in any period presented, other than those included within restructuring charges in 2012, as discussed in Note 11.

(j)    Deferred income taxes:
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. A valuation allowance is recorded to reduce deferred tax assets to an amount that is anticipated to be realized on a more likely than not basis.

We account for uncertain taxes in accordance with ASC 740, “Income Taxes”. The initial benefit recognition model follows a two-step approach. First we evaluate if the tax position is more likely than not of being sustained if audited based solely on the technical merits of the position. Second, we measure the appropriate amount of benefit to recognize. This is calculated as the largest amount of tax benefit that has a greater than 50% likelihood of ultimately being realized upon settlement. Subsequently at each reporting date, the largest amount that has a greater than 50% likelihood of ultimately being realized, based on information available at that date, will be measured and recognized.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

We have outside basis differences as well as undistributed earnings in our foreign subsidiaries. For those subsidiaries in which we considered to be indefinitely reinvested, no provision for Canadian income or local country withholding taxes has been recorded. Upon curing of the outside basis difference and/or repatriation of those earnings, in the form of dividends or otherwise, we may be subject to both Canadian income taxes and withholding taxes payable to the various foreign countries. For those subsidiaries where the earnings are not considered indefinitely reinvested, taxes have been provided as required. The determination of the unrecorded deferred income tax liability for temporary differences related to investments in foreign subsidiaries that are considered to be indefinitely reinvested is not considered practical.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(k)    Employee future benefits:
We maintain defined benefit pension plans. Earnings are charged with the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plans’ expected investment yields, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation or fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members.

Assets are valued at fair value for the purpose of calculating the expected return on plan assets. Past service costs arising from plan amendments are amortized on a straight-line basis over the average remaining service period of employees active at the date of amendment.

When a restructuring of a benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement. Curtailment gains are offset against unrecognized losses and any excess gains and all curtailment losses are recorded in the period in which the curtailment occurs.

(l)    Restructuring costs:
All salary-related severance benefits are accrued and expensed when a plan has been put into place, the plan has received approval from the appropriate level of management and the benefit is probable and reasonably estimable, which is generally when the decision to terminate the employee is made by management of sufficient authority. A liability and expense are recorded for termination benefits based on their fair value when it is probable that employees will be entitled to the benefits, and the amount can be reasonably estimated. This occurs when management approves and commits us to the obligation, management’s termination plan specifically identifies all significant actions to be taken, actions required to fulfill management’s plan are expected to begin as soon as possible and significant changes to the plan are not likely. All salary-related non-contractual benefits are accrued and expensed at fair value at the communication date.

In addition to salary-related costs, we incur other restructuring costs when facilities are closed or capacity is realigned within the organization. A liability and expense are recorded for contractual exit activities when we terminate the contract within the provisions of the agreement, generally by way of written notice to the counterparty. For non-contractual exit activities, a liability and expense are measured at fair value in the period in which the liability is incurred.

Restructuring-related costs are presented separately in the consolidated statements of comprehensive income (loss) whereas non-restructuring severance benefits are charged to cost of goods sold or selling, general and administration expense depending on the nature of the job responsibilities.

(m)    Financial instruments:
We have applied a framework consistent with ASC 820, “Fair Value Measurement and Disclosure”, and has disclosed all financial assets and liabilities measured at fair value and non-financial assets and liabilities measured at fair value on a non-recurring basis (at least annually).

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(n)    Share based compensation expense:
We have a share based compensation plan, which is described in detail in Note 8. We apply the fair value method of accounting using comprehensive valuation models, including the Black-Scholes-Merton option pricing model, to determine the compensation expense.

(o)    Revenue recognition:
Revenue from the sale of products is recognized when an agreement with the customer in the form of a sales order is in place, the sales price is fixed or determinable, collection is reasonably assured and the customer has taken ownership and assumes risk of loss. Volume rebates and incentives to customers are considered as a reduction of the sales price of our products. Accordingly, revenue is reported net of such rebates and incentives. Shipping and other transportation costs charged to buyers are recorded in both revenues and cost of goods sold in the consolidated statements of comprehensive income (loss).

(p)    Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Balance at beginning of period	$1,368	$1,366	$1,595
Additions charged to expense	1,851	1,470	1,033
Deductions	(1,305)	(1,468)	(1,262)
Balance at end of period	$1,914	$1,368	$1,366

(q)    Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of comprehensive income (loss) and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.

(r)    Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs were $6.3 million, $6.1 million and $4.9 million in the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income (loss).

(s)    Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs were $4.1 million, $4.6 million and $4.1 million in the years ended December 29, 2013, December 30, 2012 and January 1, 2012 respectively. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income (loss). These costs exclude the significant investments in other areas such as advanced automation and e-commerce.

(t)    Insurance losses and proceeds:
All involuntary conversions of property, plant and equipment are recorded as losses within loss (gain) on disposal of property, plant and equipment, which is included within selling, general and administration expense in the consolidated statements of comprehensive income (loss) and as reductions to property, plant and equipment in the consolidated balance sheets. Any subsequent proceeds received for insured losses of property, plant and equipment are also recorded as gains within loss (gain) in disposal of property, plant and equipment, and are classified as cash flows from investing activities in the consolidated statements of cash flows in the period in which the cash is received.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Proceeds received for business interruption recoveries are recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss) and are classified as cash flows from operating activities in the consolidated statements of cash flows in the period in which an acknowledgment from the insurance carrier of settlement or partial settlement of a non-refundable nature has been presented to us.

(u)    Discontinued operations:
We account for discontinued operations by segregating assets, liabilities and earnings (net of tax) in the consolidated balance sheets and consolidated statements of comprehensive income (loss), respectively. Operations are classified as discontinued when the operations and cash flows of the component has been or will be eliminated as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the component after disposal.

(v)    Equity investments:
We account for investments in affiliates of between 20% and 50% ownership, over which we have significant influence, using the equity method. We record our share of earnings of the affiliate within other expense (income) in the consolidated statements of comprehensive income (loss) and dividends as a reduction of the investment in the affiliate in the consolidated balance sheets when declared.

(w)    Segment Reporting:
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. The North America reportable segment is the aggregation of the following operating segments: Retail, Wholesale and Commercial. The Europe, Asia and Latin America reportable segment is the aggregation of the following operating segments: United Kingdom, France, Central Eastern Europe and Israel. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

(x)    Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2013, there were no material changes in the methods or policies used to establish estimates and assumptions. Matters subject to significant estimation and judgment include the valuation of the allowance for doubtful accounts; the realizable values of inventories; the valuation of acquired tangible assets and liabilities; the determination of the fair value of financial instruments; the determination of the fair value of goodwill and intangible assets and the useful lives of intangible assets and long-lived assets, as well as the determination of impairment thereon; the determination of obligations under employee future benefit plans; the determination of the valuation of share based awards; and the recoverability of deferred tax assets and uncertain tax positions. Actual results may differ significantly from our estimates.

2. Acquisitions

2013 Acquisition

On July 9, 2013, we acquired assets of a door manufacturing operation from Masisa S.A (the "Chile" acquisition) for servicing the North American market for total consideration of $12.2 million. The transaction includes the door component operations in Cabrero, Chile, and a door assembly factory in Chillan, Chile. The operations acquired primarily manufacture high quality stile and rail panel and French wood doors for the North American market. The excess purchase price over the fair value of net tangible and intangible assets acquired of $0.3 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from integration into our North American wood door business. This goodwill is not deductible for tax purposes and relates to the North America

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

segment. The Chile acquisition acts as a natural complement to our existing North American interior stile and rail residential wood door operations.

The aggregate consideration paid for the acquisition during 2013 was as follows:

(In thousands)	Chile Acquisition
Inventory	$5,174
Property, plant and equipment	6,228
Goodwill	316
Other assets and liabilities, net	508
Cash consideration	$12,226

The following schedule represents the amount of revenue and earnings from the Chile acquisition which have been included in the consolidated statements of comprehensive income (loss) for the period indicated subsequent to the acquisition date:

(In thousands)	Year Ended December 29, 2013
Net sales	$2,651
Net income (loss) attributable to Masonite	(1,783)

2012 Acquisitions

On August 1, 2012, we completed the acquisition of Portes Lemieux Inc. (“Lemieux”), headquartered in Windsor, Quebec, for total consideration of $22.1 million, net of cash acquired. We acquired 100% of the equity interests in Lemieux through the purchase of all of the outstanding shares of common stock at the acquisition date. Lemieux manufactures interior and exterior stile and rail wood doors for residential applications at its two facilities in Windsor, Quebec. The excess purchase price over the fair value of net tangible and intangible assets acquired of $0.4 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our North American wood door business. This goodwill is not deductible for tax purposes and relates to the North America segment. The acquisition of Lemieux complements our residential wood door business and provides an additional strategic growth platform.

On April 20, 2012, we completed the acquisition of Algoma Holding Company (“Algoma”), headquartered in Algoma, Wisconsin, for total consideration of $55.6 million, net of cash acquired. We acquired 100% of the equity interests in Algoma through the purchase of all of the outstanding shares of common stock at the acquisition date. Algoma manufactures interior wood doors and components for commercial and architectural applications at its facilities in Algoma, Wisconsin, and Jefferson City, Tennessee. The acquisition of Algoma complements our existing Marshfield, Mohawk and Baillargeon branded commercial and architectural interior wood door business and provides strategic growth opportunities for us in our Architectural DoorSystems business in North America. The excess purchase price over the fair value of net tangible and intangible assets acquired of $20.0 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America segment.

On March 26, 2012, we completed the acquisition of Les Portes Baillargeon, Inc. (“Baillargeon”), headquartered in St. Ephrem, Quebec, for total consideration of $9.9 million. We acquired 100% of the equity interests in Baillargeon through the purchase of all of the outstanding shares of common stock at the acquisition date. Baillargeon is a Canadian manufacturer of interior wood doors for commercial and architectural applications. The Baillargeon acquisition strengthens our Architectural DoorSystems business in North America. The excess purchase price over the fair value of net tangible and intangible assets acquired of $1.1 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from Lemieux and Algoma consist of customer relationships, and are being amortized over the weighted average amortization period of 7.8 years. The intangible assets are not expected to have any residual value.

The gross contractual value of acquired trade receivables was $5.1 million, $9.0 million and $3.1 million from Lemieux, Algoma and Baillargeon, respectively.

The following schedule represents the amounts of revenue and earnings which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the respective acquisition dates:

	Year Ended December 29, 2013
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$60,055	$65,309	$20,331	$145,695
Net income (loss) attributable to Masonite	6,144	936	1,781	8,861
	Year Ended December 30, 2012
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$17,296	$47,179	$15,843	$80,318
Net income (loss) attributable to Masonite	681	1,024	1,021	2,726

2011 Acquisitions

On November 1, 2011, we completed the acquisition of Birchwood Lumber & Veneer Co., Inc. (“Birchwood”), headquartered in Birchwood, Wisconsin, for total consideration of $41.0 million, net of cash acquired. We acquired 100% of the equity interests in Birchwood through the purchase of all of the outstanding shares of common stock at the acquisition date. Birchwood is one of North America’s largest producers of commercial and architectural flush wood door skins. The Birchwood acquisition enhances our position as a leader in the manufacturing and distribution of components for residential, commercial and architectural interior wood doors. The excess purchase price over the fair value of net tangible and intangible assets acquired of $8.8 million was allocated to goodwill and relates to the North America segment. The goodwill principally represents anticipated synergies to be gained from the vertical integration into our Architectural DoorSystems business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and goodwill is deductible for tax purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 8, 2011, we completed the acquisition of Marshfield DoorSystems, Inc. (“Marshfield”), headquartered in Marshfield, Wisconsin, for total consideration of $102.4 million, net of cash acquired. We acquired 100% of the equity interests in Marshfield through the purchase of all of the outstanding shares of common stock at the acquisition date. Marshfield is a leading provider of interior wood doors and door components for commercial and architectural applications. The Marshfield acquisition provides our customers with a wider range of innovative door products and provides us with strategic growth in our Architectural DoorSystems business. The excess purchase price over the fair value of net tangible and intangible assets acquired of $45.6 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the vertical integration into our Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America Segment.

Prior to acquisition, Marshfield experienced a loss of certain property, plant and equipment, as well as a partial and temporary business interruption, due to an explosion that impacted a portion of its manufacturing facility in Marshfield, Wisconsin. Losses related to the event were recognized by Marshfield prior to the acquisition. Marshfield was insured for these losses, including business interruption, and we retained rights to this insurance claim subsequent to acquisition. During the fourth quarter of 2012, we recognized $3.3 million as partial settlement for business insurance losses. In the first quarter of 2013, we recognized an additional $4.5 million as final settlement of the business interruption insurance claim. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss). No further business interruption insurance proceeds are expected as a result of this event.

The aggregate consideration paid to acquire the two companies in 2011 was as follows:

(In thousands)	Birchwood Acquisition	Marshfield Acquisition	Total 2011 Acquisitions
Accounts receivable	$4,507	$15,730	$20,237
Inventory	5,478	9,197	14,675
Property, plant and equipment	7,308	32,650	39,958
Goodwill	8,797	45,590	54,387
Intangible assets	16,650	25,790	42,440
Deferred income taxes	—	(17,689)	(17,689)
Other assets and liabilities, net	(1,744)	(8,891)	(10,635)
Cash consideration, net of cash acquired	$40,996	$102,377	$143,373

The fair values of tangible assets acquired and liabilities assumed were based on the information that was available as of the acquisition date. The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from Birchwood and Marshfield consist of customer relationships, and are being amortized over the weighted average amortization period of 9.6 years. The intangible assets are not expected to have any residual value. The transaction costs for acquisitions during the year ended January 1, 2012, totaled $1.9 million and are expensed as incurred; the expense for which is included in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

The gross contractual value of acquired trade receivables was $4.5 million and $16.2 million from Birchwood and Marshfield, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following schedule represents the amounts of revenue and earnings which have been included in the consolidated statements of comprehensive income (loss) during for the periods indicated subsequent to the respective acquisition dates:

	Year Ended December 29, 2013
(In thousands)	Birchwood	Marshfield	Total
Net sales	$40,513	$106,598	$147,111
Net income (loss) attributable to Masonite	4,603	13,064	17,667
	Year Ended December 30, 2012
(In thousands)	Birchwood	Marshfield	Total
Net sales	$36,446	$103,113	$139,559
Net income (loss) attributable to Masonite	5,768	9,041	14,809
	Year Ended January 1, 2012
(In thousands)	Birchwood	Marshfield	Total
Net sales	$5,078	$41,101	$46,179
Net income (loss) attributable to Masonite	166	620	786

Pro Forma Information

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. The pro forma results have been derived from unaudited 2012 and 2011 financial results of the acquired entities. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies’ operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under our ownership and operation.

Pro forma information relating to the Chile acquisition is not materially different from amounts reported.

	Year Ended December 30, 2012
(In thousands, except per share amounts)	Masonite	2012 Acquisitions	Pro Forma
Net sales	$1,676,005	$50,267	$1,726,272
Net income (loss) attributable to Masonite	(23,245)	1,298	(21,947)

Basic earnings (loss) per common share	$(0.84)		$(0.79)
Diluted earnings (loss) per common share	$(0.84)		$(0.79)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended January 1, 2012
(In thousands, except per share amounts)	Masonite	2012 Acquisitions	2011 Acquisitions	Pro Forma
Net sales	$1,489,179	$129,715	104,616	$1,723,510
Net income (loss) attributable to Masonite	(6,534)	2,885	4,622	973

Basic earnings (loss) per common share	$(0.24)			$0.04
Diluted earnings (loss) per common share	$(0.24)			$0.03

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows for the periods indicated:

(In thousands)	North America Segment
January 1, 2012	$56,563
Goodwill from 2012 acquisitions	21,559
December 30, 2012	78,122

Goodwill from 2013 acquisition	316
Foreign exchange fluctuations	(34)
December 29, 2013	$78,404

Changes in the carrying amount of intangible assets were as follows for the periods indicated:

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
Net book value
December 30, 2012	$70,791	$16,904	$13,738	$7,013	$111,178	$219,624
Additions (write-offs)	—	1,269	1,460	—	—	2,729
Amortization	(9,798)	(2,584)	(3,179)	(1,497)	—	(17,058)
Translation adjustment	(506)	6	(124)	(482)	(475)	(1,581)
December 29, 2013	$60,487	$15,595	$11,895	$5,034	$110,703	$203,714

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
Net book value
January 1, 2012	$49,915	$18,004	$15,185	$8,039	$107,359	$198,502
Acquisitions	28,000	—	500	800	3,200	32,500
Additions (write-offs)	—	1,377	1,424	—	(911)	1,890
Amortization	(7,186)	(2,608)	(3,489)	(1,793)	—	(15,076)
Translation adjustment	62	131	118	(33)	1,530	1,808
December 30, 2012	$70,791	$16,904	$13,738	$7,013	$111,178	$219,624

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	December 29, 2013
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(21,171)	$(675)	$60,487
Patents	27,546	(12,105)	154	15,595
Software	27,266	(15,670)	299	11,895
Other	11,923	(5,457)	(1,432)	5,034
	149,068	(54,403)	(1,654)	93,011
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	914	110,703
Total intangible assets	$258,857	$(54,403)	$(740)	$203,714

	December 30, 2012
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(11,373)	$(169)	$70,791
Patents	26,277	(9,521)	148	16,904
Software	25,806	(12,491)	423	13,738
Other	11,923	(3,960)	(950)	7,013
	146,339	(37,345)	(548)	108,446
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	1,389	111,178
Total intangible assets	$256,128	$(37,345)	$841	$219,624

Amortization of intangible assets was $17.1 million, $15.1 million and $10.6 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of December 29, 2013, is as follows:

(In thousands)
Fiscal year:
2014	$17,315
2015	16,704
2016	15,289
2017	13,167
2018	10,355

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 44.4% and 42.5% of total accounts receivable as of December 29, 2013, and December 30, 2012, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 29, 2013, and December 30, 2012. Our second largest customer, Lowe’s Companies, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 30, 2012. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either December 29, 2013, or December 30, 2012.

The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Balance at beginning of period	$3,871	$2,510	$3,061
Additions charged to expense	1,989	2,077	1,312
Deductions	(2,096)	(716)	(1,863)
Balance at end of period	$3,764	$3,871	$2,510

We maintain an accounts receivable sales program with a third party (“AR Sales Program”). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of a large retail customer. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are reflected as cash provided by operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded to selling, general and administration expense within the consolidated statements of comprehensive income (loss).

5. Inventories

The amounts of inventory on hand were as follows for the periods indicated:

(In thousands)	December 29, 2013	December 30, 2012
Raw materials	$151,065	$138,997
Finished goods	67,283	69,786
Inventories, net	$218,348	$208,783

We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Balance at beginning of period	$7,561	$10,520	$11,415
Additions charged to expense	2,051	2,158	1,012
Deductions	(1,261)	(5,117)	(1,907)
Balance at end of period	$8,351	$7,561	$10,520

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows for the periods indicated:

(In thousands)	December 29, 2013	December 30, 2012
Land	$50,190	$54,888
Buildings	192,782	187,967
Machinery and equipment	559,776	550,280
Property, plant and equipment, gross	802,748	793,135
Accumulated depreciation	(172,469)	(144,775)
Property, plant and equipment, net	$630,279	$648,360

Total depreciation expense was $62.1 million, $63.3 million and $60.8 million in the years ended December 29, 2013, December 30, 2012, and January 1, 2012 respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	December 29, 2013	December 30, 2012
8.25% Senior Notes due 2021	$375,000	$375,000
Unamortized premium on Senior Notes	2,809	3,194
Capital lease obligations and other long-term debt	52	654
Total long-term debt	$377,861	$378,848

Senior Notes

On March 9, 2012, and April 15, 2011, we issued $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the “Senior Notes”). All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due on April 15, 2021. We received net proceeds of $101.5 million and $265.5 million in 2012 and 2011, respectively, after deducting $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 103.5% and at par in 2012 and 2011, respectively. The resulting premium of $3.5 million is being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders during 2011 and the acquisitions of six companies during the past several years for aggregate consideration of $243.2 million. Interest expense relating to the Senior Notes was $31.9 million, $30.0 million, and $16.5 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

We may redeem the Senior Notes, in whole or in part, at any time prior to April 15, 2015, at a price equal to 100% of the principal amount plus the applicable premium, plus accrued and unpaid interest, if any, to the date of redemption. The applicable premium means, with respect to a note at any date of redemption, the greater of (i) 1.00% of the then-outstanding principal amount of such note and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such note at April 15, 2015, plus (2) all remaining required interest payments due on such note through such date (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such note on such redemption date. We

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

may also redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2015, at the applicable redemption prices specified under the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, we may redeem up to 35% of the Senior Notes before April 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price of 108.25% of the principal amount plus accrued and unpaid interest. If we experience certain changes of control or consummate certain asset sales and does not reinvest the net proceeds, we must offer to repurchase all of the Senior Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant.

The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 29, 2013, and December 30, 2012, we were in compliance with all covenants under the indenture governing the Senior Notes.

ABL Facility

In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million asset-based revolving credit facility (the “ABL Facility”). The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts.

Obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

Borrowings under the ABL Facility will bear interest at a variable rate per annum equal to, at our option, (i) LIBOR, plus a margin ranging from 2.00% to 2.50% per annum, or (ii) the Base Rate (as defined in the ABL Facility agreement), plus a margin ranging from 1.00% to 1.50% per annum.

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on our common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of December 29, 2013, and December 30, 2012, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Share-Based Compensation Plans

Share-based compensation expense was $7.8 million, $6.5 million and $5.9 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012. As of December 29, 2013, the total remaining unrecognized compensation expense related to share-based compensation amounted to $9.4 million, which will be amortized over the weighted average remaining requisite service period of 2.2 years. Share-based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award, and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss). All share-based awards are settled through issuance of new shares of our common stock. The share-based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share-based awards to become null and void.

Equity Incentive Plan

Prior to July 9, 2012, we had a management equity incentive plan (the “2009 Plan”). The 2009 Plan required granting by June 9, 2012, equity instruments which upon exercise would result in management (excluding directors) owning 9.55% of our common equity (3,554,811 shares) on a fully diluted basis, after giving consideration to the potential exercise of warrants and the equity instruments granted to directors. Under the 2009 Plan, we were required to issue to directors equity instruments that represented 0.90% (335,004 shares) of the common equity on a fully diluted basis. The requirement for issuance to employees was satisfied in June 2012, and the requirement for issuance to directors was satisfied in July 2009. No awards have been granted under the 2009 Plan since May 30, 2012, and no future awards will be granted under the 2009 Plan; however, all outstanding awards under the 2009 Plan will continue to be governed by their existing terms. Aside from shares issuable for outstanding awards, there are no further shares of common stock available for future issuance under the 2009 Plan.

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture based on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock and other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance compensation award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that any material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of December 29, 2013, there were 1,721,327 shares of common stock available for future issuance under the 2012 Plan.

Deferred Compensation Plan

Effective August 13, 2012, the Board of Directors adopted a Deferred Compensation Plan (“DCP”). The DCP is an unfunded non-qualified deferred compensation plan that permits certain employees and directors to defer a portion of their compensation to a future time. Eligible employees may elect to defer a portion of their base salary, bonus and/or restricted stock units and eligible directors may defer a portion of their director fees or restricted stock units. All contributions to the DCP on behalf of the participant are fully vested (other than restricted stock unit deferrals which remain subject to the vesting terms of the applicable equity incentive plan) and placed into a grantor trust, commonly referred to as a "rabbi trust." Although we are permitted to make matching contributions under the terms of the DCP, we have not elected to do so. The DCP invests the contributions in diversified securities from a selection of investments and the participants choose their investments and may periodically reallocate the assets in their respective accounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Participants are entitled to receive the benefits in their accounts upon separation of service or upon a specified date, with benefits payable as a single lump sum or in annual installments.

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability are recognized in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

As of December 29, 2013, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

Stock Appreciation Rights

We have granted Stock Appreciation Rights (“SARs”) to certain employees under both the 2009 Plan and the 2012 Plan, which entitle the recipient to the appreciation in value of a number of common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of four years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest.

The total fair value of SARs vested was $2.5 million, $2.6 million and $4.3 million in the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 29, 2013	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Granted	245,238		34.87
Exercised	(1,017,137)	33,418	16.13
Cancelled	(43,891)		15.89
Outstanding, end of period	1,812,658	$59,525	$18.16	6.4

Exercisable, end of period	1,350,928	$48,690	$14.96	5.6

Year Ended December 30, 2012
Outstanding, beginning of period	2,627,379	$4,164	$15.76	7.9
Granted	47,000		17.26
Cancelled	(45,931)		15.00
Outstanding, end of period	2,628,448	$21,005	$15.76	6.9

Exercisable, end of period	1,881,158	$16,278	$15.12	6.5

Year Ended January 1, 2012
Outstanding, beginning of period	2,354,243	$9,567	$19.45	8.6
Granted	355,050		19.90
Cancelled	(81,914)		20.43
Outstanding, end of period	2,627,379	$4,164	$15.76	7.9

Exercisable, end of period	1,398,495	$2,659	$14.85	7.6

The value of the SARs granted in the year ended December 29, 2013, as determined using the Black-Scholes-Merton valuation model, was $2.4 million and is expected to be recognized over the weighted average requisite service period of 2.5 years. Expected volatility is based on the historical volatility of our public industry peers’ common shares, amongst other considerations. Beginning in 2013, concurrent with the public listing of our common shares, the expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.

The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

	2013 Grants	2012 Grants	2011 Grants
Option Value (model conclusion)	$9.68	$4.46	$6.59
Risk-free rate	1.7%	0.3%	0.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.2%	49.0%	41.7%
Expected term (in years)	6.4	1.8	2.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

We have granted Restricted Stock Units (“RSUs”) to directors and certain employees under both the 2009 Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant and is recognized over the requisite service period. The RSUs vest over a maximum of four years, and call for the underlying shares to be delivered no later than the fourth anniversary of the grant dates. It is assumed that all time-based RSUs will vest.

	Year Ended
	December 29, 2013		December 30, 2012		January 1, 2012
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	921,946	$17.75	886,830	$18.48	721,322	$19.16
Granted	339,038		491,980		191,828
Delivered	(566,376)		(417,655)		(8,252)
Withheld to cover (1)	(65,406)		(9,555)		—
Cancelled	(10,239)		(29,654)		(18,068)
Outstanding, end of period	618,963	$22.09	921,946	$17.75	886,830	$18.48

(1) A portion of the vested RSUs delivered were net share settled to cover the minimum statutory requirements for income and other employment taxes, at the individual participant's election. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

Approximately half of the RSUs granted during the year ended December 29, 2013 vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended December 29, 2013, was $8.4 million and is being recognized over the weighted average requisite service period of 2.1 years. During the year ended December 29, 2013, there were 310,671 RSUs vested at a fair value of $11.1 million.

Return of Capital

On May 17, 2011, (the “Declaration Date”) we declared a return of capital to shareholders in the form of cash in the amount of $4.54 per share. In accordance with the RSU agreements, RSUs which were outstanding on the Declaration Date had the right to participate in the return of capital. The accumulated return of capital on RSUs will be paid when the underlying RSUs are delivered. The unpaid portion of the return of capital was $0.1 million and $1.5 million as of December 29, 2013, and December 30, 2012, respectively, which is included in accrued expenses in the consolidated balance sheets.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the return of capital in 2011. Of these, 3,333,334 expire on June 9, 2014, and 2,500,001 expire on June 9, 2016. We have accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and additional paid-in capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Employee Future Benefits

United States Defined Benefit Plan

We have a defined benefit plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were largely curtailed in a prior year, and are a function of compensation levels, benefit formulas and years of service. We accrue the expected costs of providing plan benefits during the periods in which the employees render service. The measurement date used for the accounting valuation of the defined benefit plan was December 29, 2013. Information about the U.S. defined benefit plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Components of net periodic benefit cost:
Service cost	$384	$809	$835
Interest cost	4,662	4,680	4,971
Expected return on assets	(5,116)	(4,509)	(4,335)
Amortization of actuarial net losses	1,413	1,841	242
Net pension expense	$1,343	$2,821	$1,713

During March 2011, we modified our collective bargaining agreement, which impacted the U.S. defined benefit plan. Effective April 15, 2011, for participants age 49 and younger, and April 15, 2013, for those participants age 50 and older, benefit accruals under the U.S. defined benefit plan have been frozen for future periods. Additionally, any employee who has not met the plan’s eligibility requirements is ineligible to become a participant in the U.S. defined benefit plan on or after April 15, 2011, regardless of the employee’s age. Accordingly, benefits that have been earned as of April 15, 2011, will not be reduced or eliminated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit plan is set forth as follows for the periods indicated:

(In thousands)	December 29, 2013	December 30, 2012
Pension assets:
Fair value of plan assets, beginning of year	$74,531	$63,577
Company contributions	3,200	6,348
Actual return on plan assets	11,892	9,047
Benefits paid	(4,882)	(4,225)
Administrative expenses paid	(240)	(216)
Fair value of plan assets, end of year	84,501	74,531
Pension liability:
Accrued benefit obligation, beginning of year	114,910	112,721
Current service cost	384	809
Interest cost	4,662	4,680
Plan amendments and combinations	—	(1,188)
Actuarial loss (gain)	(9,013)	2,329
Benefits paid	(4,882)	(4,225)
Administrative expenses paid	(240)	(216)
Accrued benefit obligation, end of year	105,821	114,910
Net accrued benefit obligation, end of year	$21,320	$40,379

The net accrued benefit obligation is carried within other long-term liabilities in the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. No plan assets are expected to be returned to us in the next twelve months. Information with respect to the amounts and types of securities that are held in the U.S. defined benefit plan is set forth as follows for the periods indicated:

	December 29, 2013		December 30, 2012
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$51,715	61.2%	$44,562	59.8%
Debt securities	31,519	37.3%	28,478	38.2%
Other	1,267	1.5%	1,491	2.0%
	$84,501	100.0%	$74,531	100.0%

Under our investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.S. defined benefit plan for 2013 is 60% equity securities, 38% debt securities and 2% of other securities.

Our pension funds are not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Discount rate applied for:
Accrued benefit obligation	5.0%	4.1%	4.2%
Net periodic pension cost	4.1%	4.2%	5.3%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

The rate of compensation increase for the accrued benefit obligation and net periodic pension costs for the U.S. defined benefit plan is not applicable, as benefits under the plan are not affected by compensation increases.

The expected long-term rate of return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model is used to develop an expected range of returns on the plan investments over a 30-year period, with the expected rate of return selected from a best estimate range within the total range of projected results.

United Kingdom Defined Benefit Plan

We also have a defined benefit plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit plan was December 29, 2013. Information about the U.K. defined benefit plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Components of net periodic benefit cost:
Interest cost	$1,329	$1,248	$1,406
Expected return on assets	(974)	(947)	(1,153)
Net pension expense	$355	$301	$253

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit plan is as follows for the periods indicated:

(In thousands)	December 29, 2013	December 30, 2012
Pension assets:
Fair value of plan assets, beginning of year	$20,143	$18,651
Company contributions	890	803
Actual return on plan assets	1,681	792
Benefits paid	(874)	(746)
Translation adjustment	399	643
Fair value of plan assets, end of year	22,239	20,143
Pension liability:
Accrued benefit obligation, beginning of year	28,950	26,007
Interest cost	1,329	1,248
Actuarial loss (gain)	821	1,529
Benefits paid	(874)	(746)
Translation adjustment	401	912
Accrued benefit obligation, end of year	30,627	28,950
Net accrued benefit obligation, end of year	$8,388	$8,807

The net accrued benefit obligation is carried within other long-term liabilities in the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. Information with respect to the amounts and types of securities that are held in the U.K. defined benefit plan is set forth as follows for the periods indicated:

	December 29, 2013		December 30, 2012
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$11,172	50.2%	$9,088	45.1%
Debt securities	10,824	48.7%	10,839	53.8%
Other	243	1.1%	216	1.1%
Total plan assets	$22,239	100.0%	$20,143	100.0%

Under our investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit plan for 2013 is 50% equity securities and 50% debt securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Discount rate applied for:
Accrued benefit obligation	4.4%	4.4%	4.8%
Net periodic pension cost	4.4%	4.4%	4.8%
Expected long-term rate of return on plan assets	5.2%	5.0%	5.0%

The rate of compensation increase for the accrued benefit obligation and net pension cost for the U.K. defined benefit plan is not applicable, as the plan was curtailed in prior years and benefits under the plan are not affected by compensation increases.

The expected long-term rate of return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model is used to develop an expected range of returns on the plan investments over a 10-year period, with the expected rate of return selected from a best estimate range within the total range of projected results.

Overall Pension Obligation

For all periods presented, the U.S. and U.K. defined benefit pension plans were invested in equity securities, equity funds, bonds, bond funds and cash and cash equivalents. All investments are publicly traded and possess a high level of marketability or liquidity. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.

The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income (loss) and the balance of such changes is included in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. For 2014, we estimate that no transition obligations, prior service costs or net losses will be amortized from AOCI into net periodic benefit cost.

As of December 29, 2013, the estimated future benefit payments from the plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2014	$6,307
2015	6,572
2016	6,755
2017	6,990
2018	7,216
2019 through 2023	40,194
Total estimated future benefit payments	$74,034

Expected contributions to the plans during 2014 are $6.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies

For lease agreements that provide for escalating rent payments or rent-free occupancy periods, we recognize rent expense on a straight line basis over the non-cancelable lease term and any option renewal period where failure to exercise such option would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when all conditions precedent to our obligation to pay rent are satisfied. The leases contain provisions for renewal ranging from zero to three options of generally five years each. Minimum payments, for the following future periods, under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more consist of the following:

(In thousands)
Fiscal year:
2014	$15,656
2015	14,054
2016	11,008
2017	9,188
2018	8,485
Thereafter	49,754
Total future minimum lease payments	$108,145

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $24.9 million, $24.9 million and $25.9 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

We have provided customary indemnifications to our landlords under certain property lease agreements for claims by third parties in connection with its use of the premises. We also have provided routine indemnifications against adverse effects to changes in tax laws and patent infringements by third parties. The maximum amount of these indemnifications cannot be reasonably estimated due to their nature. In some cases, we have recourse against other parties to mitigate the risk of loss from these indemnifications. Historically, we have not made any significant payments relating to such indemnifications.

From time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our consolidated financial statements, results of operations or liquidity.

11. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended December 29, 2013				Year Ended December 30, 2012			Year Ended January 1, 2012
	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Total	North America	Europe, Asia and Latin America	Total
2013 Plan	$2,408	$3,008	$1,142	$6,558	$—	$—	$—	$—	$—	$—
2012 Plan	383	2,841	—	3,224	3,772	7,357	11,129	—	—	—
2011 Plan	—	—	—	—	(51)	353	302	907	3,365	4,272
2010 Plan	—	—	—	—	—	—	—	431	—	431
2009 and Prior Plans	—	848	—	848	—	—	—	—	413	413
Total Restructuring Costs	$2,791	$6,697	$1,142	$10,630	$3,721	$7,710	$11,431	$1,338	$3,778	$5,116

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Cumulative Amount Incurred Through the Year Ended
	December 29, 2013
	North America	Europe, Asia and Latin America	Africa	Total
2013 Plan	$2,408	$3,008	$1,142	$6,558
2012 Plan	4,155	10,198	—	14,353
2011 Plan	856	3,718	—	4,574
2010 Plan	3,552	3,831	—	7,383
2009 and Prior Plans	1,741	2,117	—	3,858
Total Restructuring Costs	$12,712	$22,872	$1,142	$36,726

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets, and in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to fully exit the sales market in Poland subsequent to the decision to cease manufacturing operations in 2012 (collectively, the “2013 Restructuring Plan”). Costs associated with these actions include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. We expect to incur approximately $1.5 million of additional restructuring charges related to activities initiated as of December 29, 2013.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the “2012 Restructuring Plan”). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed as of December 29, 2013. We do not expect to incur any future charges for the 2012 Restructuring Plan.

Prior years’ restructuring costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2011 (the “2011 Restructuring Plan”) and restructuring plan initiated in 2010 (the “2010 Restructuring Plan”) were completed during 2012 and 2011, respectively, and the restructuring plans initiated in 2009 and prior years (the “2009 and Prior Restructuring Plans”) are substantially completed, although cash payments are expected to continue through 2014, primarily related to lease payments at closed facilities. We do not expect to incur any future charges for the 2011 Restructuring Plan, 2010 Restructuring Plan or 2009 and Prior Restructuring Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 30, 2012	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 29, 2013
2013 Plan	$—	$4,901	$1,657	$2,843	$1,367	$2,348
2012 Plans	2,893	377	2,847	5,403	—	714
2009 and Prior Plans	1,675	—	848	1,176	—	1,347
Total	$4,568	$5,278	$5,352	$9,422	$1,367	$4,409

(In thousands)	January 1, 2012	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 30, 2012
2012 Plans	$—	$6,115	$5,014	$6,972	$1,264	$2,893
2011 Plans	401	353	(51)	703	—	—
2009 and Prior Plans	3,130	—	—	1,455	—	1,675
Total	$3,531	$6,468	$4,963	$9,130	$1,264	$4,568

(In thousands)	January 2, 2011	Severance	Closure Costs	Cash Payments	Non-Cash Items	January 1, 2012
2011 Plans	$—	$3,806	$466	$3,871	$—	$401
2010 Plan	—	—	431	431	—	—
2009 and Prior Plans	7,682	413	—	4,965	—	3,130
Total	$7,682	$4,219	$897	$9,267	$—	$3,531

12. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Income (loss) from continuing operations before income tax expense (benefit):
Canada	$(12,976)	$(27,444)	$7,725
Foreign	(16,763)	(7,723)	(33,437)
Total income (loss) from continuing operations before income tax expense (benefit)	$(29,739)	$(35,167)	$(25,712)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense (benefit) consists of the following:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Current income tax expense (benefit):
Canada	$4,160	$2,050	$(2,914)
Foreign	(2,360)	202	3,322
Total current income tax expense (benefit)	1,800	2,252	408

Deferred income tax expense (benefit):
Canada	(9,354)	(3,892)	2,080
Foreign	(13,823)	(11,725)	(24,048)
Total deferred income tax expense (benefit)	(23,177)	(15,617)	(21,968)
Income tax expense (benefit)	$(21,377)	$(13,365)	$(21,560)

The Canadian federal statutory rate is 26.4%, 25.9% and 27.4% for 2013, 2012 and 2011, respectively. A summary of the differences between expected income tax expense (benefit) calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Income tax expense (benefit) computed at statutory income tax rate	$(7,842)	$(9,095)	$(7,050)
Reduction in rate of tax due to income earned in foreign jurisdictions	(2,586)	(3,304)	(5,453)
Permanent differences	698	2,158	(1,202)
Change in valuation allowance	(6,251)	6,872	1,105
Tax exempt income	(9,168)	(7,492)	(5,196)
Non-deductible stock compensation	919	1,651	754
Unrealized foreign exchange gains (losses)	(2,001)	57	(473)
Uncertain tax benefits	(3,851)	(2,742)	(2,917)
Functional currency adjustments	2,840	(377)	228
Change in rate of deferred taxes	2,874	(1,083)	(466)
Impact of Canadian tax legislation	2,657	—	—
Other	334	(10)	(890)
Income tax expense (benefit)	$(21,377)	$(13,365)	$(21,560)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets arise from available income tax losses and deductions. Our ability to use those income tax loss deductions is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	December 29, 2013	December 30, 2012
Deferred income tax assets:
Non-capital loss carryforwards	$62,641	$46,066
Deferred interest expense	22,632	18,235
Pension and post-retirement liability	12,519	18,280
Amounts currently not deductible for tax purposes	18,778	17,810
Unrealized foreign exchange loss (gain)	82	968
Other	7,133	10,059
Total deferred income tax assets	123,785	111,418
Valuation allowance	(16,949)	(24,260)
Total deferred income tax assets, net of valuation allowance	106,836	87,158
Deferred income tax liabilities:
Plant and equipment	(110,740)	(112,604)
Intangibles	(47,345)	(50,619)
Basis difference in subsidiaries	(8,260)	(7,498)
Other	(8,211)	(2,393)
Total deferred income tax liabilities	(174,556)	(173,114)
Net deferred income tax asset (liability)	$(67,720)	$(85,956)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 29, 2013 and December 30, 2012, a valuation allowance of $16.9 million and $24.3 million, respectively, has been established to record only the portion of the deferred tax assets that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Canada, Chile, Israel, India, and Mexico. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 29, 2013, that arose from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $7.7 million if and when such deferred tax assets are ultimately realized.

The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Balance at beginning of period	$24,260	$11,312	$15,498
Additions charged to expense and other	4,167	15,421	1,849
Deductions	(11,478)	(2,473)	(6,035)
Balance at end of period	$16,949	$24,260	$11,312

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The losses carried forward for tax purposes are available to reduce future income taxes by $227.6 million. We can apply these losses against future taxable income as follows:

(In thousands)	Canada	United States	Other Foreign	Total
2014-2021	$—	$—	$8,947	$8,947
2022-2041	72,863	74,410	8,221	155,494
Indefinitely	—	—	63,122	63,122
Total tax losses carried forward	$72,863	$74,410	$80,290	$227,563

We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $6.5 million in Canada and $10.4 million outside Canada on these gross operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of December 29, 2013, will be accounted for as a reduction of income tax expense.

Deferred income taxes have not been recognized for the excess of the amount for financial reporting over the tax basis of our investments in foreign subsidiaries, as such amounts are considered to be indefinitely reinvested. We currently do not expect the taxable temporary differences to be reversed and become taxable in the foreseeable future. The amount of unrecognized deferred tax liability relating to those temporary differences is not reasonably determinable, as the actual tax liability, if any, is dependent upon circumstances existing at the time of reversal.

As of December 29, 2013 and December 30, 2012, our gross unrecognized tax benefits were $3.9 million and $5.5 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of December 29, 2013 and December 30, 2012, are $2.7 million and $4.6 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities in the consolidated balance sheets. The changes to our gross unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Unrecognized tax benefit at beginning of period	$5,547	$6,407	$9,003
Gross increases in tax positions in current period	—	—	—
Gross decreases in tax positions in prior period	(1,476)	(1,050)	—
Gross increases in tax positions in prior period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(154)	(953)	(3,193)
Uncertainties arising from business combinations	—	1,131	581
Cumulative translation adjustment	—	12	16
Unrecognized tax benefit at end of period	$3,917	$5,547	$6,407

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 29, 2013, December 30, 2012 and January 1, 2012, we recorded accrued interest of $0.5 million, $0.9 million and $1.4 million, respectively. Additionally, we have recognized a liability for penalties of $0.7 million, $1.0 million and $1.2 million, and interest of $4.9 million, $8.8 million and $8.8 million, respectively.

We estimate that the amount of unrecognized tax benefits will not significantly increase within the 12 months following the reporting date. Additionally, we believe that it is possible that approximately $0.4 million of our currently remaining unrecognized tax positions may be recognized by the end of 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of December 29, 2013, our tax years for 2009 and 2010 are subject to Canadian income tax examinations. We are no longer subject to Federal tax examinations in the United States for years prior to 2010. However, we are subject to United States state and local income tax examinations for years prior to 2009.

13. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Transactions involving cash:
Interest paid	$31,233	$30,695	$11,532
Interest received	530	725	826
Income taxes paid	7,448	6,101	5,812
Income tax refunds	631	3,891	1,829
Non-cash transactions:
Property, plant and equipment additions in accounts payable	7,224	1,635	7,559

14. Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments.

Adjusted EBITDA is a measure used by management to measure operating performance. Beginning in the fourth quarter of 2013, we revised our calculation of Adjusted EBITDA to exclude registration and equity listing fees. The revised definition of Adjusted EBITDA better reflects the underlying performance of our reportable segments. The revision to this definition had no impact on our reported Adjusted EBITDA for the years ended December 30, 2012, or January 1, 2012. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization of intangible assets;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	impairment of property, plant and equipment;

•	registration and listing fees

•	restructuring costs;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit),

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain information with respect to geographic segments is as follows for the periods indicated:

	North America	Europe, Asia and Latin America	Africa	Total
(In thousands)	Year Ended December 29, 2013
Sales	$1,322,365	$354,615	$69,617	$1,746,597
Intersegment sales	(727)	(14,686)	(41)	(15,454)
Net sales to external customers	$1,321,638	$339,929	$69,576	$1,731,143

Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Depreciation and amortization	58,230	17,135	3,773	79,138
Interest expense (income), net	63,003	(29,911)	138	33,230
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)

	Year Ended December 30, 2012
Sales	$1,225,420	$385,323	$81,801	$1,692,544
Intersegment sales	(1,369)	(14,988)	(182)	(16,539)
Net sales to external customers	$1,224,051	$370,335	$81,619	$1,676,005

Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Depreciation and amortization	54,452	19,829	4,143	78,424
Interest expense (income), net	60,939	(29,422)	(63)	31,454
Income tax expense (benefit)	(13,007)	(828)	470	(13,365)

	Year Ended January 1, 2012
Sales	$1,009,983	$406,065	$89,551	$1,505,599
Intersegment sales	(930)	(15,403)	(87)	(16,420)
Net sales to external customers	$1,009,053	$390,662	$89,464	$1,489,179

Adjusted EBITDA	$59,906	$17,630	$4,458	$81,994
Depreciation and amortization	46,711	20,354	4,288	71,353
Interest expense (income), net	39,792	(21,591)	(133)	18,068
Income tax expense (benefit)	(21,555)	(117)	112	(21,560)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Adjusted EBITDA	$105,877	$97,261	$81,994
Less (plus):
Depreciation	62,080	63,348	60,784
Amortization of intangible assets	17,058	15,076	10,569
Share based compensation expense	7,752	6,517	5,888
Loss (gain) on disposal of property, plant and equipment	(1,775)	2,724	3,654
Impairment of property, plant and equipment	1,904	1,350	2,516
Registration and listing fees	2,421	—	—
Restructuring costs	10,630	11,431	5,116
Interest expense (income), net	33,230	31,454	18,068
Other expense (income), net	2,316	528	1,111
Income tax expense (benefit)	(21,377)	(13,365)	(21,560)
Loss (income) from discontinued operations, net of tax	598	(1,480)	303
Net income (loss) attributable to non-controlling interest	2,050	2,923	2,079
Net income (loss) attributable to Masonite	$(11,010)	$(23,245)	$(6,534)

We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Net sales:
Interior products	$1,260,046	$1,232,990	$1,068,347
Exterior products	471,097	443,015	420,832
	$1,731,143	$1,676,005	$1,489,179

Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Net sales to external customers from facilities in:
United States	$1,002,689	$941,062	$738,865
Canada	280,020	246,900	232,375
France	132,393	137,441	159,493
Other	316,041	350,602	358,446
	$1,731,143	$1,676,005	$1,489,179

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales information with respect to customers whose sales exceeded 10% of consolidated net sales for any of the periods presented is as follows:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Net sales:
The Home Depot, Inc.	$278,355	$265,931	$259,204
Lowe's Companies Inc.	112,157	160,399	145,105

Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment used in continuing operations is as follows for the periods indicated:

(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
United States	$330,640	$333,391	$325,060
Canada	75,307	85,801	67,615
Ireland	65,772	66,795	69,435
Other	158,560	162,373	170,545
Total	$630,279	$648,360	$632,655

15. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of December 29, 2013, and December 30, 2012, was $412.1 million and $400.3 million, respectively, compared to a carrying value of $377.8 million and $378.2 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell and are revalued at each reporting date. This valuation is performed on a recurring basis, and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework.

We had assets held for sale of $7.2 million as of December 30, 2012. During the year ended December 29, 2013, we divested four locations which had a book value of $3.8 million. The sale of these locations resulted in the recognition of a gain of $3.1 million representing the excess of the consideration received over the book value of the divested assets. Foreign exchange had no impact during the year on assets held for sale, resulting in a balance of $3.4 million as of December 29, 2013.

On January 1, 2012, we had assets held for sale of $14.4 million. During 2012, we divested one location which had a book value of $1.7 million. Additionally, we reclassified two locations that were held for sale back into property, plant and equipment, as there had been minimal interest in the properties since their classification as held for sale due to market conditions, and management no longer believes that sale of these two locations is probable within the next twelve months. Assets transferred out of held for sale had a book value of $4.3 million and were classified as property, plant and equipment at their fair value of $2.7 million. The related impairment charges of $1.6 million were recorded within gain (loss) on sale of property, plant and equipment, a component of selling, general and administration expense in the consolidated statements of comprehensive income (loss). Furthermore, the assets remaining as held for sale were revalued to their respective fair values (net of selling costs), resulting in impairment charges of $1.4 million, which are included within selling, general and administration expenses in the statements of comprehensive income (loss). After

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

increases due to foreign exchange fluctuations of $0.2 million, the balance of assets held for sale as of December 30, 2012, was $7.2 million.

On January 2, 2011, we had assets held for sale of $1.1 million. During 2011, we divested two locations which had a book value of $3.2 million. Additionally we classified certain assets primarily related to acquisitions during 2010 into assets held for sale. Assets transferred out of property, plant and equipment had an original book value of $19.0 million and were classified as assets held for sale at their fair value (net of selling costs) of $16.5 million. The related impairment charges of $2.5 million, resulting from revaluing these assets to the lower of book value or fair value (net of selling costs) as determined by market analyses that used comparable sales as the basis for valuation, were recorded within selling, general and administration expenses in the statements of comprehensive income (loss). Foreign exchange had no impact during the year on assets held for sale, resulting in a balance of $14.4 million as of January 1, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings attributable to Masonite by the weighted-average number of our common shares outstanding during the period. Diluted EPS is calculated by dividing earnings attributable to Masonite by the weighted-average number of common shares plus the incremental number of shares issuable from non-vested and vested RSUs, SARs and warrants outstanding during the period.

	Year Ended
(In thousands, except share and per share information)	December 29, 2013	December 30, 2012	January 1, 2012
Net income (loss) attributable to Masonite	$(11,010)	$(23,245)	$(6,534)
Income (loss) from discontinued operations, net of tax	(598)	1,480	(303)
Income (loss) from continuing operations attributable to Masonite	$(10,412)	$(24,725)	$(6,231)

Shares used in computing basic earnings per share	28,264,166	27,693,541	27,525,060
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	—	—	—
Shares used in computing diluted earnings per share	28,264,166	27,693,541	27,525,060

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.37)	$(0.89)	$(0.23)
Discontinued operations attributable to Masonite, net of tax	(0.02)	0.05	(0.01)
Total Basic earnings per common share attributable to Masonite	$(0.39)	$(0.84)	$(0.24)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.37)	$(0.89)	$(0.23)
Discontinued operations attributable to Masonite, net of tax	(0.02)	0.05	(0.01)
Total Diluted earnings per common share attributable to Masonite	$(0.39)	$(0.84)	$(0.24)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	5,833,335	5,833,335	5,833,335
Stock appreciation rights	842,886	1,045,524	912,987
Restricted stock units	477,260	765,345	778,672

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the years ended December 29, 2013, December 30, 2012, and January 1, 2012 no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Year Ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Accumulated foreign exchange gains (losses), beginning of period	$2,538	$(5,489)	$15,983
Foreign exchange gain (loss)	(12,096)	8,187	(21,899)
Income tax benefit (expense) on foreign exchange gain (loss)	—	74	172
Less: foreign exchange gain (loss) attributable to non-controlling interest	(761)	234	(255)
Accumulated foreign exchange gains (losses), end of period	(8,797)	2,538	(5,489)

Accumulated amortization of actuarial net losses, beginning of period	1,037	—	—
Amortization of actuarial net losses	1,413	1,689	—
Income tax benefit (expense) on amortization of actuarial net losses	(560)	(652)	—
Accumulated amortization of actuarial net losses, end of period	1,890	1,037	—

Accumulated pension and other post-retirement adjustments, beginning of period	(22,559)	(22,239)	(10,493)
Pension and other post-retirement adjustments	15,571	663	(18,927)
Income tax benefit (expense) on pension and other post-retirement adjustments	(5,706)	(983)	7,181
Accumulated pension and other post-retirement adjustments, end of period	(12,694)	(22,559)	(22,239)

Accumulated other comprehensive income (loss)	$(19,601)	$(18,984)	$(27,728)

Other comprehensive income (loss), net of tax:	$(1,378)	$8,978	$(33,473)
Less: other comprehensive income (loss) attributable to non-controlling interest	(761)	234	(255)
Other comprehensive income (loss) attributable to Masonite	$(617)	$8,744	$(33,218)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Variable Interest Entity

As of December 29, 2013, and December 30, 2012, we held an interest in one variable interest entity (“VIE”), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE.

(In thousands)	December 29, 2013	December 30, 2012
Current assets	$9,524	$11,424
Property, plant and equipment, net	19,543	20,446
Long-term deferred income taxes	14,998	17,575
Other assets, net	2,363	—
Current liabilities	(2,916)	(3,967)
Other long-term liabilities	(5,746)	(6,497)
Non-controlling interest	(7,093)	(13,669)
Net assets of the VIE consolidated by Masonite	$30,673	$25,312

Current assets include $4.3 million and $4.1 million of cash and cash equivalents as of December 29, 2013, and December 30, 2012, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general asset s. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

19. Subsequent Events

We have evaluated events and transactions occurring subsequent to December 29, 2013, through the date the financial statements were issued.

On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of approximately $50 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes a technology-driven ordering process and primarily manufactures door sets for the residential repair and renovation markets. The Door-Stop acquisition complements our existing exterior fiberglass business. Due to the timing of this acquisition, the purchase price allocation was not complete as of the date of these financial statements.

On January 21, 2014, we issued and sold $125.0 million aggregate principal amount of additional 8.25% Senior Notes due 2021, which mature on April 15, 2021, and will be treated as a single series with the existing $275.0 million and $100.0 million aggregate principal amounts of 8.25% Senior Notes due 2021 we previously issued. The Senior Notes issued in 2014 will be fungible with, and have the same terms as those of, the Senior Notes previously issued, and will vote as one class under the indenture governing the Senior Notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Unaudited Quarterly Financial Information

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarter Ended
(In thousands, except per share information)	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013
Net sales	$420,475	$433,051	$453,093	$424,524
Cost of goods sold	369,007	374,082	388,424	374,123
Gross profit	51,468	58,969	64,669	50,401
Selling, general and administration expenses	54,692	51,386	56,032	46,960
Restructuring costs	6,163	1,265	1,762	1,440
Operating income (loss)	(9,387)	6,318	6,875	2,001
Interest expense (income), net	8,442	8,330	8,208	8,250
Other expense (income), net	3,092	(255)	(363)	(158)
Income (loss) from continuing operations before income tax expense (benefit)	(20,921)	(1,757)	(970)	(6,091)
Income tax expense (benefit)	(13,661)	(6,272)	(408)	(1,036)
Income (loss) from continuing operations	(7,260)	4,515	(562)	(5,055)
Income (loss) from discontinued operations, net of tax	(402)	(62)	(44)	(90)
Net income (loss)	(7,662)	4,453	(606)	(5,145)
Less: Net income (loss) attributable to non-controlling interest	(73)	838	605	680
Net income (loss) attributable to Masonite	$(7,589)	$3,615	$(1,211)	$(5,825)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.25)	$0.13	$(0.04)	$(0.21)
Diluted	$(0.25)	$0.12	$(0.04)	$(0.21)

	Quarter Ended
	December 30, 2012	September 30, 2012	July 1, 2012	April 1, 2012
Net sales	$418,159	$424,957	$432,774	$400,115
Cost of goods sold	365,301	369,520	372,186	352,694
Gross profit	52,858	55,437	60,588	47,421
Selling, general and administration expenses	52,412	52,653	54,556	48,437
Restructuring costs	6,380	3,829	681	541
Operating income (loss)	(5,934)	(1,045)	5,351	(1,557)
Interest expense (income), net	8,381	7,969	8,451	6,653
Other expense (income), net	(669)	80	1,259	(142)
Income (loss) from continuing operations before income tax expense (benefit)	(13,646)	(9,094)	(4,359)	(8,068)
Income tax expense (benefit)	(7,027)	(141)	(1,181)	(5,016)
Income (loss) from continuing operations	(6,619)	(8,953)	(3,178)	(3,052)
Income (loss) from discontinued operations, net of tax	(40)	(50)	(26)	1,596
Net income (loss)	(6,659)	(9,003)	(3,204)	(1,456)
Less: Net income (loss) attributable to non-controlling interest	792	913	685	533
Net income (loss) attributable to Masonite	$(7,451)	$(9,916)	$(3,889)	$(1,989)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.27)	$(0.36)	$(0.14)	$(0.07)
Diluted	$(0.27)	$(0.36)	$(0.14)	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) that are designed to ensure that information required to be disclosed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our principal executive officer and principal financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Annual Meeting and Record Date. The Board of Directors has set the date of the 2014 Annual and General Meeting of Shareholders and the related record date. The Annual General Meeting will be held in Tampa, Florida, on May 13, 2014, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 18, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2014 Annual General Meeting of Shareholders (the "2014 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Board and Committee Matters - Certain Legal Proceedings", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance; Board and Committee Matters - Corporate Governance Guidelines and Code of Ethics”, “Corporate Governance; Board and Committee Matters - Board Structure and Director Independence” and “Corporate Governance; Board and Committee Matters - Board Committees; Membership - Audit Committee”.

The following table sets forth information as of December 29, 2013, regarding each of our executive officers:

Name	Age	Positions
Frederick J. Lynch	49	President and Chief Executive Officer, Director
Mark J. Erceg	44	Executive Vice President and Chief Financial Officer
Lawrence P. Repar	52	Executive Vice President, Global Sales and Marketing, and Chief Operating Officer
Glenwood E. Coulter, Jr.	57	Executive Vice President, Global Operations and Europe
Robert E. Lewis	53	Senior Vice President, General Counsel and Secretary
Gail N. Auerbach	58	Senior Vice President, Human Resources

Biographies

The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:

Frederick J. Lynch, (age 49) has served as President of Masonite since July 2006 and as President and Chief Executive Officer of Masonite since May 2007. Mr. Lynch has served as a Director of Masonite since June 2009. Mr. Lynch joined Masonite from Alpharma Inc., where he served as President of the human generics division and Senior Vice President of global supply chain from 2003 until 2006. Prior to joining Alpharma Inc. in 2003, Mr. Lynch spent nearly 18 years at Honeywell International Inc. (formerly AlliedSignal Inc.), most recently as vice president and general manager of the specialty chemical business.

Mark J. Erceg, (age 44) is Executive Vice President and Chief Financial Officer of Masonite. Prior to joining Masonite in June 2010, Mr. Erceg spent 18 years in a variety of progressive positions at The Procter & Gamble Company, where he most recently held one of the top finance positions as vice president and general manager of global investor relations from 2008 until 2010. Prior to that assignment, Mr. Erceg was based in Geneva, Switzerland, serving as the finance director for the Western Europe Fabric Care Division.

Lawrence P. Repar, (age 52) joined Masonite (then known as Premdor) in 1995 and has served in a variety of executive roles, most recently as Executive Vice President of Global Sales and Marketing and Chief Operating Officer. Mr. Repar has more than 20 years of experience in the door business. Prior to joining Masonite, Mr. Repar worked for Sanwa McCarthy Securities Limited from 1992 to 1995, most recently as director of institutional sales and trading focusing on companies in the building products sector. Previously he owned his own window and door company in Toronto, Canada. He is a member of the board of trustees for Friends of the Hospital for Sick Children in Toronto.

Glenwood E. Coulter, Jr, (age 57) joined Masonite in 2006 and has served has served in a number of executive operations roles, most recently as Executive Vice President of Global Operations and Europe. Mr. Coulter joined Masonite from W.R. Grace & Co., a global supplier of catalysts and engineered materials, where he served as vice president of global operations for the GraceDavison Division from 2005 to 2006. Prior to joining W.R. Grace & Co., Mr. Coulter spent 24 years in operations and supply chain leadership for several major corporations, including AlliedSignal (now Honeywell), Rhone-Poulenc, The Dow Chemical Company and Rockwell International.

Robert E. Lewis, (age 53) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2012. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.

Gail N. Auerbach, (age 58) has served as Senior Vice President of Human Resources for Masonite since September 2007 and is responsible for Masonite’s global human resources and employee communications. She launched her 30-year career in human resources with GE, spending 10 years in progressive human resources roles in several GE business divisions. She joined the Ray Ban division of Bausch & Lomb and was promoted to vice president of human resources for the Oral Care Division in 1992. For the next 10 years she managed the human resources function for international based businesses including the Dutch based Randstad HR Solutions from 2002 to 2006.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2014 Proxy Statement. Such information will be included in the 2014 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report", "Executive Compensation" and "Corporate Governance; Board and Committee Matters - Compensation Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2014 Proxy Statement. Such information will be included in the 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2014 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters - Board Committees; Membership" and "Certain Relationships and Related Party Transactions".

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2014 Proxy Statement. Such information will be included under the caption “Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	68
		Report of Independent Registered Public Accounting Firm	69
		Consolidated Statements of Comprehensive Income (Loss)	70
		Consolidated Balance Sheets	71
		Consolidated Statements of Changes in Equity	72
		Consolidated Statements of Cash Flows	73
		Notes to the Consolidated Financial Statements	74
	2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included.

	3.	The exhibits listed on the “Index to Exhibits” on pages 120 through 123 are filed with this Form 10‑K or incorporated by reference as set forth below.
(b)	The exhibits listed on the “Index to Exhibits” on pages 120 through 123 are filed with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date: February 27, 2014	By	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frederick J. Lynch	President, Chief Executive Officer and Director	February 27, 2014
Frederick J. Lynch	(Principal Executive Officer)

/s/ Mark J. Erceg	Executive Vice President and Chief Financial Officer	February 27, 2014
Mark J. Erceg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director	February 27, 2014
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 27, 2014
Jody L. Bilney

/s/ Peter R. Dachowski	Director	February 27, 2014
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 27, 2014
Jonathan F. Foster

/s/ George A. Lorch	Director	February 27, 2014
George A. Lorch

/s/ Rick J. Mills	Director	February 27, 2014
Rick J. Mills

/s/ Francis M. Scricco	Director	February 27, 2014
Francis M. Scricco

/s/ John C. Wills	Director	February 27, 2014
John C. Wills

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1
Form of Amended and Restated Articles of Amalgamation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(a)
Credit Agreement, dated as of May 17, 2011, among Masonite Inc., as Holdings, Masonite International Corporation, as Canadian Borrower and Parent Borrower, Masonite Corporation, as Lead U.S. Borrower, each other borrower from time to time party thereto, each lender from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent, Royal Bank of Canada and Deutsche Bank Securities Inc., as Co-Documentation Agents and Wells Fargo Capital Finance, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Royal Bank of Canada and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(b)
U.S. Security Agreement, dated as of May 17, 2011, among Masonite Corporation, as Lead U.S. Borrower, the other U.S. Borrowers from time to time party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(c)
U.S. Guaranty, dated as of May 17, 2011, among Masonite Corporation, as Lead U.S. Borrower, the other U.S. Borrowers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(d)
Canadian Security Agreement, dated as of May 17, 2011, among Masonite International Corporation, as Canadian Borrower, Masonite Inc., as Holdings, the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(e)
Canadian Guarantee, dated as of May 17, 2011, among Masonite International Corporation, as Parent Borrower, Masonite Inc., as Holdings, the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Capital Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(f)
Amendment No. 1 to Credit Agreement, dated as of December 21, 2012, by and among Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, the parties to the Credit Agreement as lenders, Masonite International Corporation, as Canadian Borrower and Parent Borrower, Masonite Corporation, as Lead U.S. Borrower, Masonite Primeboard, Inc., as Borrower, Florida Made Door Co., as Borrower and Les Portes Baillargeon Inc., as Canadian Guarantor (incorporated by reference to Exhibit 4.1(f) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(g)
Amendment No. 1 to U.S. Security Agreement, dated as of December 21, 2012, by and among Wells Fargo Bank, National Association, as Collateral Agent, Masonite Primeboard, Inc., as U.S. Borrower, Florida Made Door Co., as U.S. Borrower and Masonite Corporation, as Lead U.S. Borrower (incorporated by reference to Exhibit 4.1(g) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(h)
Amendment No. 1 to U.S. Guaranty, dated as of December 21, 2012, by and among Wells Fargo Bank, National Association, as Administrative Agent, Masonite Primeboard, Inc., as U.S. Borrower, Florida Made Door Co., as U.S. Borrower and Masonite Corporation, as Lead U.S. Borrower (incorporated by reference to Exhibit 4.1(h) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

4.1(i)
Amendment No. 1 to Canadian Security Agreement, dated as of December 21, 2012, by and among Wells Fargo Bank, National Association, as Collateral Agent, Masonite International Corporation, as Canadian Borrower and Les Portes Baillargeon Inc., as Canadian Guarantor (incorporated by reference to Exhibit 4.1(i) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

Exhibit No.	Description
4.1(j) *
Amendment No. 1 to U.S. Guaranty, dated as of May 17, 2011, by and among Wells Fargo Bank, National Association, as Administrative Agent, Masonite Corporation, as Lead U.S. Borrower and other U.S. Borrowers from time to time party hereto

4.2
Amended and Restated Indenture, dated as of January 21, 2014, among Masonite International Corporation, a British Columbia corporation, certain of its direct and indirect subsidiaries, as guarantors, and Wells Fargo Bank, National Association, a national banking association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on January 22, 2014)

4.3(a) *	Second Supplemental Warrant Agreement, dated June 28, 2013, between Masonite International Corporation, Computershare Trust Company and CIBC Mellon Trust Company
4.3(b) *	Warrant Agreement, dated July 1, 2013, between Masonite International Corporation and CIBC Mellon Trust Company of Canada, as Warrant Agent
4.3(c) *	First Supplemental Indenture, dated December 1, 2013, between Masonite International Corporation, CIBC Mellon Trust Company of Canada and CST Trust Company of Canada, as Warrant Agent
4.3(d) *
Second Supplemental Indenture, dated February 6, 2014, between Masonite International Corporation, CST Trust Company of Canada (or the "Warrant Agent") and American Stock Transfer & Trust Company, LLC of New York

4.3(e) *	Transfer Agency and Registrar Services, dated July 1, 2013, between Masonite International Corporation and American Stock Transfer & Trust Company, LLC of New York
10.1
Form of Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.2 ^
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(a) ^
Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(b) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Directors (incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(c) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(d) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(e) ^
Form of Amendment to Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(f) ^
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan United States (incorporated by reference to Exhibit 10.3(f) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(g) ^
First Amendment to Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(g) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(h) ^
Form of Restricted Stock Unit Agreement Pursuant to Masonite International Corporation 2012 Equity Incentive Plan for United States Directors (incorporated by reference to Exhibit 10.3(h) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on November 6, 2013)

Exhibit No.	Description
10.4(a) ^
Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(b) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for Directors (incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(c) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(d) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(e) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (incorporated by reference to Exhibit 10.4(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(f) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (incorporated by reference to Exhibit 10.4(f) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(g) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (2011 Grant) (incorporated by reference to Exhibit 10.4(g) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(h) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (2011 Grant) (incorporated by reference to Exhibit 10.4(h) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(i) ^
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (2011 Grant) (incorporated by reference to Exhibit 10.4(i) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(j) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (Exchange Agreement) (incorporated by reference to Exhibit 10.4(j) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(k) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (Exchange Agreement) (incorporated by reference to Exhibit 10.4(k) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(l) ^
Form of Amendment to Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(l) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(a) ^
Amended and Restated Employment Agreement, dated as of December 31, 2012, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.5(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(b) ^
Employment Agreement, dated as of December 31, 2012, by and between Masonite International Corporation and Mark J. Erceg (incorporated by reference to Exhibit 10.5(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(c) ^
Amended and Restated Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Lawrence Repar (incorporated by reference to Exhibit 10.5(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

Exhibit No.	Description
10.5(d) ^
Amended and Restated Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Glenwood E. Coulter, Jr. (incorporated by reference to Exhibit 10.5(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(e) * ^	Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Robert E. Lewis
10.5(f) ^
Amended and Restated Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Gail N. Auerbach (incorporated by reference to Exhibit 10.5(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(f) ^
Form of Amendment, dated October 28, 2013, to Employment Agreements between Masonite International Corporation and each of Frederick J. Lynch, Mark J. Erceg, Lawrence P. Repar, Glenwood E. Coulter, Jr., Robert E. Lewis and Gail N. Auerbach (incorporated by reference to Exhibit 10.5(f) to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on October 30, 2013)

10.6 ^
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm
23.2*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Denotes management contract or compensatory plan.