Form 10-Q
period 2014-03-30
MASONITE INTERNATIONAL CORP
filed 2014-05-08
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
or
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
The registrant had outstanding 29,429,916 shares of Common Stock, no par value, as of May 5, 2014.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013, and elsewhere in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales	$422,460	$424,524
Cost of goods sold	369,474	374,123
Gross profit	52,986	50,401
Selling, general and administration expenses	57,775	46,960
Restructuring costs	721	1,440
Operating income (loss)	(5,510)	2,001
Interest expense (income), net	9,993	8,250
Other expense (income), net	181	(158)
Income (loss) from continuing operations before income tax expense (benefit)	(15,684)	(6,091)
Income tax expense (benefit)	19	(1,036)
Income (loss) from continuing operations	(15,703)	(5,055)
Income (loss) from discontinued operations, net of tax	(142)	(90)
Net income (loss)	(15,845)	(5,145)
Less: net income (loss) attributable to non-controlling interest	741	680
Net income (loss) attributable to Masonite	$(16,586)	$(5,825)

Earnings (loss) per common share attributable to Masonite:
Basic	$(0.56)	$(0.21)
Diluted	$(0.56)	$(0.21)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(0.56)	$(0.21)
Diluted	$(0.56)	$(0.21)

Comprehensive income (loss):
Net income (loss)	$(15,845)	$(5,145)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(7,485)	(16,198)
Amortization of actuarial net losses	—	349
Income tax benefit (expense) related to other comprehensive income (loss)	—	(517)
Other comprehensive income (loss), net of tax:	(7,485)	(16,366)
Comprehensive income (loss)	(23,330)	(21,511)
Less: comprehensive income (loss) attributable to non-controlling interest	270	426
Comprehensive income (loss) attributable to Masonite	$(23,600)	$(21,937)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	March 30, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$166,264	$100,873
Restricted cash	13,307	13,831
Accounts receivable, net	264,634	243,823
Inventories, net	235,521	218,348
Prepaid expenses	24,497	22,371
Assets held for sale	3,451	3,408
Income taxes receivable	2,719	3,250
Current deferred income taxes	16,869	17,840
Total current assets	727,262	623,744
Property, plant and equipment, net	620,135	630,279
Investment in equity investees	7,730	7,483
Goodwill	99,485	78,404
Intangible assets, net	227,885	203,714
Long-term deferred income taxes	22,736	23,363
Other assets, net	24,475	24,158
Total assets	$1,729,708	$1,591,145

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113,315	$98,936
Accrued expenses	137,565	128,924
Income taxes payable	836	732
Total current liabilities	251,716	228,592
Long-term debt	513,339	377,861
Long-term deferred income taxes	112,045	108,924
Other liabilities	48,771	50,206
Total liabilities	925,871	765,583
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 29,294,453 and 29,085,021 shares issued and outstanding as of March 30, 2014, and December 29, 2013, respectively.	646,871	646,196
Additional paid-in capital	231,799	230,306
Accumulated deficit	(76,763)	(60,177)
Accumulated other comprehensive income (loss)	(26,615)	(19,601)
Total equity attributable to Masonite	775,292	796,724
Equity attributable to non-controlling interests	28,545	28,838
Total equity	803,837	825,562
Total liabilities and equity	$1,729,708	$1,591,145

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(11,010)		(11,010)	2,050	(8,960)
Other comprehensive income (loss), net of tax					(617)	(617)	(761)	(1,378)
Dividends to non-controlling interests						—	(3,723)	(3,723)
Share based awards			7,752			7,752		7,752
Common shares issued for delivery of share based awards	1,141,247	12,286	(12,286)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(5,944)			(5,944)		(5,944)
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(16,586)		(16,586)	741	(15,845)
Other comprehensive income (loss), net of tax					(7,014)	(7,014)	(471)	(7,485)
Dividends to non-controlling interests						—	(563)	(563)
Share based awards			2,283			2,283		2,283
Common shares issued for delivery of share based awards	110,693	560	(560)			—		—
Common shares issued for exercise of warrants	98,739	115	(115)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(115)			(115)		(115)
Balances as of March 30, 2014	29,294,453	$646,871	$231,799	$(76,763)	$(26,615)	$775,292	$28,545	$803,837

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	March 30, 2014	March 31, 2013
Net income (loss)	$(15,845)	$(5,145)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	142	90
Depreciation	15,446	16,526
Amortization	5,691	4,270
Share based compensation expense	2,283	1,830
Deferred income taxes	(1,050)	(1,539)
Unrealized foreign exchange loss (gain)	287	(35)
Share of loss (income) from equity investees, net of tax	(242)	(208)
Pension and post-retirement expense (funding), net	(924)	(894)
Non-cash accruals and interest	(426)	378
Loss (gain) on sale of property, plant and equipment	1,087	110
Changes in assets and liabilities:
Accounts receivable	(19,576)	(19,670)
Inventories	(16,295)	1,428
Prepaid expenses	(1,203)	(1,536)
Accounts payable and accrued expenses	19,527	778
Other assets and liabilities	497	(409)
Net cash flow provided by (used in) operating activities	(10,601)	(4,026)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	274	1,806
Additions to property, plant and equipment	(8,353)	(6,439)
Cash used in acquisitions, net of cash acquired	(50,342)	—
Restricted cash	524	(1,365)
Other investing activities	(282)	(1,147)
Net cash flow provided by (used in) investing activities	(58,179)	(7,145)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	138,688	—
Payment of financing costs	(1,925)	—
Minimum tax withholding on share based awards	(115)	—
Distributions to non-controlling interests	(563)	(490)
Net cash flow provided by (used in) financing activities	136,085	(490)
Net foreign currency translation adjustment on cash	(1,914)	(1,000)
Increase (decrease) in cash and cash equivalents	65,391	(12,661)
Cash and cash equivalents, beginning of period	100,873	122,314
Cash and cash equivalents, at end of period	$166,264	$109,653

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 65 manufacturing locations in 11 countries and sells doors to customers throughout the world, including the United States, Canada and France.

Basis of Presentation

We prepare these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2013, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the 2013 audited consolidated financial statements.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amended ASC 740, “Income Taxes.” This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss, a similar tax loss or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this standard did not have a material impact on the presentation of our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amended ASC 830, “Foreign Currency Matters.” This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The adoption of this standard did not have an impact on our financial statements. Any future impact of ASU No. 2013-5 on our financial position and results of operations will depend upon the nature and extent of future sales or dispositions of any entities that had created a cumulative translation adjustment.

2. Acquisitions

2014 Acquisition

On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of $50.4 million. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The excess purchase price over the fair value of net tangible and intangible assets acquired of $21.2 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from integration into our United Kingdom operations. This goodwill is not deductible for tax purposes and relates to the Europe, Asia and Latin America segment. The Door-Stop acquisition complements our existing global fiberglass business.

The aggregate consideration paid for the acquisition during 2014 was as follows:

(In thousands)	Door-Stop Acquisition
Accounts receivable, net	$2,648
Inventory	2,665
Property, plant and equipment	4,303
Goodwill	21,227
Intangible assets, net	28,776
Accounts payable and accrued expenses, net	(3,492)
Other assets and liabilities, net	(5,772)
Cash consideration, net of cash acquired	$50,355

The fair values of tangible assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the estimates and assumptions for the acquisition are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary estimates, which are not yet finalized, relate to certain tangible assets and liabilities acquired and identifiable intangible assets. The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from Door-Stop consist of customer relationships and are being amortized over the weighted average amortization period of 9.9 years. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $2.8 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following schedule represents the amount of revenue and earnings from the Door-Stop acquisition which have been included in the consolidated statements of comprehensive income (loss) for the period indicated subsequent to the acquisition date:

Three Months Ended
(In thousands)	March 30, 2014
Net sales	$5,009
Net income (loss) attributable to Masonite	654

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

Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Chile were not material for the three months ended March 30, 2014.

Pro Forma Information

The following unaudited pro forma financial information represents the unaudited condensed consolidated financial information as if the Door-Stop acquisition had been included in our unaudited condensed consolidated results beginning on the first day of the fiscal year prior to the acquisition date. Pro forma information relating to the Chile acquisition has been excluded as it is not materially different from amounts reported. The pro forma results have been derived from audited and unaudited financial results of the acquired entity. The pro forma results have been calculated after adjusting the results of the acquired entity to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 30, 2014
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$422,460	$6,659	$429,119
Net income (loss) attributable to Masonite	(16,586)	624	(15,962)

Basic earnings (loss) per common share	$(0.56)		$(0.55)
Diluted earnings (loss) per common share	$(0.56)		$(0.55)

Amounts for the three months ended March 30, 2014, for Door-Stop above reflect pro forma results for the period ending on the acquisition date. All actual results from Door-Stop subsequent to the acquisition date are reflected in the Masonite results above.

	Three Months Ended March 31, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$424,524	$8,325	$432,849
Net income (loss) attributable to Masonite	(5,825)	404	(5,421)

Basic earnings (loss) per common share	$(0.21)		$(0.19)
Diluted earnings (loss) per common share	$(0.21)		$(0.19)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 30, 2012	$78,122	$—	$78,122
Goodwill from 2013 acquisition	316	—	316
Foreign exchange fluctuations	(34)	—	(34)
December 29, 2013	78,404	—	78,404

Goodwill from 2014 acquisition	—	21,227	21,227
Foreign exchange fluctuations	(60)	(86)	(146)
March 30, 2014	$78,344	$21,141	$99,485

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	March 30, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,834	$(23,636)	$(828)	$83,370
Patents	27,745	(12,718)	120	15,147
Software	27,935	(16,712)	222	11,445
Other	12,198	(5,784)	(1,369)	5,045
	175,712	(58,850)	(1,855)	115,007
Indefinite life intangible assets:
Trademarks and tradenames	112,456	—	422	112,878
Total intangible assets	$288,168	$(58,850)	$(1,433)	$227,885

	December 29, 2013
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(21,171)	$(675)	$60,487
Patents	27,546	(12,105)	154	15,595
Software	27,266	(15,670)	299	11,895
Other	11,923	(5,457)	(1,432)	5,034
	149,068	(54,403)	(1,654)	93,011
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	914	110,703
Total intangible assets	$258,857	$(54,403)	$(740)	$203,714

Amortization of intangible assets was $4.4 million and $4.3 million for the three months ended March 30, 2014, and March 31, 2013, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of March 30, 2014, is as follows:

(In thousands)
Fiscal year:
2014 (remaining nine months)	$15,075
2015	19,483
2016	18,076
2017	15,870
2018	12,791

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 43.3% and 44.4% of total accounts receivable as of March 30, 2014, and December 29, 2013, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of March 30, 2014, and December 29, 2013. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either March 30, 2014, or December 29, 2013.

The allowance for doubtful accounts balance was $4.2 million and $3.8 million as of March 30, 2014, and December 29, 2013, respectively.

We maintain an accounts receivable sales program with a third party (“AR Sales Program”). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of a large retail customer. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded to selling, general and administration expense within the consolidated statements of comprehensive income (loss).

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	March 30, 2014	December 29, 2013
Raw materials	$162,378	$151,065
Finished goods	73,143	67,283
Inventories, net	$235,521	$218,348

We carried an inventory provision of $7.1 million and $8.4 million as of March 30, 2014, and December 29, 2013, respectively. This provision is the result of obsolete or aged inventory.

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	March 30, 2014	December 29, 2013
Land	$49,255	$50,190
Buildings	191,841	192,782
Machinery and equipment	562,671	559,776
Property, plant and equipment, gross	803,767	802,748
Accumulated depreciation	(183,632)	(172,469)
Property, plant and equipment, net	$620,135	$630,279

Total depreciation expense was $15.4 million and $16.5 million in the three months ended March 30, 2014 and March 31, 2013, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Long-Term Debt

(In thousands)	March 30, 2014	December 29, 2013
8.25% Senior Notes due 2021	$500,000	$375,000
Unamortized premium on Senior Notes	13,339	2,809
Capital lease obligations and other long-term debt	—	52
Total long-term debt	$513,339	$377,861

Senior Notes

On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the “Senior Notes”). As of March 30, 2014, we had outstanding $500.0 million aggregate principal amount of Senior Notes. All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Securities Act”) and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011 and the acquisitions of seven companies since 2011 for aggregate consideration of $293.6 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $9.5 million and $8.0 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

We may redeem the Senior Notes, in whole or in part, at any time prior to April 15, 2015, at a price equal to 100% of the principal amount plus the applicable premium, plus accrued and unpaid interest, if any, to the date of redemption. The applicable premium means, with respect to a note at any date of redemption, the greater of (i) 1.00% of the then-outstanding principal amount of such note and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such note at April 15, 2015, plus (2) all remaining required interest payments due on such note through such date (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such note on such redemption date. We may also redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2015, at the applicable redemption prices specified under the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, we may redeem up to 35% of the Senior Notes before April 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price of 108.25% of the principal amount plus accrued and unpaid interest. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the Senior Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant.

The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of March 30, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on our common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of March 30, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share based compensation expense was $2.3 million and $1.8 million for the three months ended March 30, 2014, and March 31, 2013, respectively. As of March 30, 2014, the total remaining unrecognized compensation expense related to share based compensation amounted to $16.7 million, which will be amortized over the weighted average remaining requisite service period of 2.5 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance compensation award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that any material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of March 30, 2014, there were 1,583,840 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability are recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of March 30, 2014, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The total fair value of SARs vested was $0.4 million and $0.8 million in the three months ended March 30, 2014, and March 31, 2013, respectively.

Three Months Ended March 30, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(130,186)		14.02
Cancelled	(16,210)		41.38
Outstanding, end of period	1,666,262	$63,569	$18.22	6.2

Exercisable, end of period	1,308,842	$53,593	$15.42	5.5

Three Months Ended March 31, 2013
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Exercised	(10,423)		13.64
Cancelled	(6,676)		14.71
Outstanding, end of period	2,611,349	$20,842	$15.77	6.6

Exercisable, end of period	2,031,059	$16,703	$15.53	6.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

	Three Months Ended
	March 30, 2014		March 31, 2013
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	618,963	$22.09	921,946	$17.75
Granted	183,421		308,742
Delivered	(7,669)		(13,814)
Withheld to cover (1)	(2,020)		(270)
Cancelled	(542)		(11,279)
Outstanding, end of period	792,153	$29.45	1,205,325	$20.20
____________
(1) A portion of the vested RSUs delivered were net share settled to cover the minimum statutory requirements for income and other employment taxes, at the individual participant’s election. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

Approximately two-thirds of the RSUs granted during the three months ended March 30, 2014, vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended March 30, 2014, was $10.0 million and is being recognized over the weighted average requisite service period of 2.5 years. During the three months ended March 30, 2014, there were 1,481 RSUs vested at a fair value of $0.1 million.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the return of capital in 2011. Of these, 3,333,334 expire on June 9, 2014 (the “2014 Warrants”), and 2,500,001 expire on June 9, 2016 (the “2016 Warrants”). During the six months prior to their respective expiration dates, the warrants provide the holders with a cashless exercise option. During the three months ended March 30, 2014, holders of the warrants exercised 879,681 of the 2014 Warrants via the cashless exercise option and we issued 98,739 new common shares to the holders. The resulting balance of 2014 Warrants outstanding was 2,453,653 as of March 30, 2014. There has been no activity relating to the 2016 Warrants as of March 30, 2014. We have accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and reduce additional paid-in capital.

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

(In thousands)
Fiscal year:
2014 (remaining nine months)	$12,399
2015	14,545
2016	11,805
2017	10,330
2018	9,895
Thereafter	49,747
Total future minimum lease payments	$108,721

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.2 million and $6.4 million for the three months ended March 30, 2014, and March 31, 2013, respectively.

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

From time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our condensed consolidated financial statements, results of operations or liquidity.

10. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended March 30, 2014			Three Months Ended March 31, 2013
(In thousands)	North America	Europe, Asia and Latin America	Total	North America	Europe, Asia and Latin America	Total
2013 Plan	$15	$674	$689	$—	$—	$—
2012 Plan	17	15	32	946	311	1,257
2009 and Prior Plans	—	—	—	25	158	183
Total Restructuring Costs	$32	$689	$721	$971	$469	$1,440

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Cumulative Amount Incurred Through
	March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2013 Plan	$2,423	$3,682	$1,142	$7,247
2012 Plan	4,172	10,213	—	14,385
2011 Plan	856	3,718	—	4,574
2010 Plan	3,552	3,831	—	7,383
2009 and Prior Plans	1,741	2,117	—	3,858
Total Restructuring Costs	$12,744	$23,561	$1,142	$37,447

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the “2013 Restructuring Plan”). Costs associated with these actions include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. We expect to incur approximately $0.9 million of additional restructuring charges related to activities initiated as of March 30, 2014.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the “2012 Restructuring Plan”). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of March 30, 2014, we do not expect to incur any future charges for the 2012 Restructuring Plan.

Prior years’ restructuring plans costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2009 and prior years (the “2009 and Prior Restructuring Plans”) are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of March 30, 2014, we do not expect to incur any future charges for the 2009 and Prior Restructuring Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	March 30, 2014
2013 Plan	$2,348	$77	$612	$1,839	$1,198
2012 Plans	714	2	30	90	656
2009 and Prior Plans	1,347	—	—	110	1,237
Total	$4,409	$79	$642	$2,039	$3,091

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	December 30, 2012	Severance	Closure Costs	Cash Payments	March 31, 2013
2012 Plans	$2,893	$379	$878	$2,676	$1,474
2009 and Prior Plans	1,675	158	25	456	1,402
Total	$4,568	$537	$903	$3,132	$2,876

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Current	$1,069	$503
Deferred	(1,050)	(1,539)
Income tax expense (benefit)	$19	$(1,036)

The effective tax rate differs from the Canadian federal statutory rate of 26.4% primarily due to changes in our income tax valuation allowances, tax exempt income, and earnings in foreign jurisdictions which are subject to lower tax rates.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $18.9 million and $16.9 million was required for its deferred income tax assets as of March 30, 2014, and December 29, 2013, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, Israel, India, and Mexico. We expect to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of taxable income is reached.

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Transactions involving cash:
Interest paid	$51	$20
Interest received	101	128
Income taxes paid	1,415	3,012
Income tax refunds	—	935
Non-cash transactions:
Property, plant and equipment additions in accounts payable	5,417	911

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	impairment;

•	registration and listing fees;

•	restructuring costs;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit);

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

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

Certain information with respect to geographic segments is as follows for the periods indicated:

	Three Months Ended March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$314,767	$100,564	$13,392	$428,723
Intersegment sales	(326)	(5,937)	—	(6,263)
Net sales to external customers	$314,441	$94,627	$13,392	$422,460

Adjusted EBITDA	$16,003	$3,034	$681	$19,718

	Three Months Ended March 31, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$319,476	$92,432	$16,516	$428,424
Intersegment sales	(169)	(3,691)	(40)	(3,900)
Net sales to external customers	$319,307	$88,741	$16,476	$424,524

Adjusted EBITDA	$20,482	$4,625	$1,070	$26,177

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Adjusted EBITDA	$19,718	$26,177
Less (plus):
Depreciation	15,446	16,526
Amortization	5,691	4,270
Share based compensation expense	2,283	1,830
Loss (gain) on disposal of property, plant and equipment	1,087	110
Restructuring costs	721	1,440
Interest expense (income), net	9,993	8,250
Other expense (income), net	181	(158)
Income tax expense (benefit)	19	(1,036)
Loss (income) from discontinued operations, net of tax	142	90
Net income (loss) attributable to non-controlling interest	741	680
Net income (loss) attributable to Masonite	$(16,586)	$(5,825)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of March 30, 2014, and December 29, 2013, was $550.7 million and $412.1 million, respectively, compared to a carrying value of $513.3 million and $377.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell and are revalued at each reporting date. This valuation is performed on a regular basis and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. The related charges due to revaluation were not material in the three months ended March 30, 2014, or March 31, 2013.

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

	Three Months Ended
(In thousands, except share and per share information)	March 30, 2014	March 31, 2013
Net income (loss) attributable to Masonite	$(16,586)	$(5,825)
Income (loss) from discontinued operations, net of tax	(142)	(90)
Income (loss) from continuing operations attributable to Masonite	$(16,444)	$(5,735)

Shares used in computing basic earnings per share	29,186,262	27,951,455
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	—	—
Shares used in computing diluted earnings per share	29,186,262	27,951,455

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.56)	$(0.21)
Discontinued operations attributable to Masonite, net of tax	—	—
Total Basic earnings per common share attributable to Masonite	$(0.56)	$(0.21)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.56)	$(0.21)
Discontinued operations attributable to Masonite, net of tax	—	—
Total Diluted earnings per common share attributable to Masonite	$(0.56)	$(0.21)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	4,953,654	5,833,335
Stock appreciation rights	818,895	1,261,964
Restricted stock units	597,153	978,435

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three months ended March 30, 2014, and March 31, 2013, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Accumulated foreign exchange gains (losses), beginning of period	$(8,797)	$2,538
Foreign exchange gain (loss)	(7,485)	(16,198)
Income tax benefit (expense) on foreign exchange gain (loss)	—	(381)
Less: foreign exchange gain (loss) attributable to non-controlling interest	(471)	(254)
Accumulated foreign exchange gains (losses), end of period	(15,811)	(13,787)

Accumulated amortization of actuarial net losses, beginning of period	1,890	1,037
Amortization of actuarial net losses	—	349
Income tax benefit (expense) on amortization of actuarial net losses	—	(136)
Accumulated amortization of actuarial net losses, end of period	1,890	1,250

Accumulated pension and other post-retirement adjustments	(12,694)	(22,559)

Accumulated other comprehensive income (loss)	$(26,615)	$(35,096)

Other comprehensive income (loss), net of tax:	$(7,485)	$(16,366)
Less: other comprehensive income (loss) attributable to non-controlling interest	(471)	(254)
Other comprehensive income (loss) attributable to Masonite	$(7,014)	$(16,112)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of March 30, 2014, and December 29, 2013, we held an interest in one variable interest entity (“VIE”), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	March 30, 2014	December 29, 2013
Current assets	$9,762	$9,524
Property, plant and equipment, net	18,985	19,543
Long-term deferred income taxes	14,957	14,998
Other assets, net	2,122	2,363
Current liabilities	(2,827)	(2,916)
Other long-term liabilities	(5,765)	(5,746)
Non-controlling interest	(7,186)	(7,093)
Net assets of the VIE consolidated by Masonite	$30,048	$30,673

Current assets include $4.8 million and $4.3 million of cash and cash equivalents as of March 30, 2014, and December 29, 2013, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended March 30, 2014, and March 31, 2013. In this MD&A, “Masonite”, “we”, “us”, “our”, and the “Company” refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 29, 2013. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the three months ended March 30, 2014, 74.4% of our net sales were in North America, 22.4% in Europe, Asia and Latin America and 3.2% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the three months ended March 30, 2014, sales of interior and exterior products accounted for 73.9% and 26.1% of net sales, respectively.
We operate 65 manufacturing and distribution facilities in 11 countries in North America, South America, Europe, Africa and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the three months ended March 30, 2014, we generated net sales of $314.4 million, $94.6 million and $13.4 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

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

MASONITE INTERNATIONAL CORPORATION

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the “2013 Restructuring Plan”). Costs associated with these actions include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. We expect to incur approximately $0.9 million of additional restructuring charges related to activities initiated as of March 30, 2014. The 2013 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the “2012 Restructuring Plan”). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of March 30, 2014, we do not expect to incur any future charges for the 2012 Restructuring Plan. The 2012 Restructuring Plans are estimated to increase our annual earnings and cash flows by approximately $10 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the three months ended March 30, 2014, approximately 43% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country.
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

MASONITE INTERNATIONAL CORPORATION

Acquisitions
In the past several years, we have pursued strategic tuck-in acquisitions targeting companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies:

•
Door-Stop: On February 24, 2014, we completed the acquisition of Door-Stop International Limited for total consideration of approximately $50.4 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The Door-Stop acquisition complements our existing exterior fiberglass business.

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

Selling, General and Administration Expenses
Selling, general and administration expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees including legal, accounting and consulting fees; depreciation and amortization of our non-manufacturing equipment and assets; travel and entertainment expenses; director, officer and other insurance policies; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. Certain charges that are also incurred less frequently and are included in selling, general and administration costs include restructuring charges, gain or loss on disposal of property, plant and equipment, asset impairments and bad debt expense.
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
Interest Expense, Net
Interest expense, net relates primarily to our $500.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, $125.0 million, $100.0 million and $275.0 million of which were issued on January 21, 2014, March 9, 2012, and April 15, 2011, respectively. The transaction costs were capitalized as deferred financing costs and are being amortized to interest expense over their term. The senior notes issued on January 21, 2014 and March 9, 2012 were issued at 108.75% and 103.50%, of the principal amount, respectively and resulted in a premium from the issuance that will be amortized to interest expense over their term. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility both of which are recorded in interest expense as incurred.

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
Segment Information
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Our segment information that follows contains a discussion surrounding “Adjusted EBITDA,” a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	impairment;

•	registration and listing fees;

•	restructuring costs;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit);

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

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

MASONITE INTERNATIONAL CORPORATION

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
Results of Operations

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Net sales	$422,460	$424,524
Cost of goods sold	369,474	374,123
Gross profit	52,986	50,401
Gross profit as a % of net sales	12.5%	11.9%
Selling, general and administration expenses	57,775	46,960
Restructuring costs	721	1,440
Operating income (loss)	(5,510)	2,001
Interest expense (income), net	9,993	8,250
Other expense (income), net	181	(158)
Income (loss) from continuing operations before income tax expense (benefit)	(15,684)	(6,091)
Income tax expense (benefit)	19	(1,036)
Income (loss) from continuing operations	(15,703)	(5,055)
Income (loss) from discontinued operations, net of tax	(142)	(90)
Net income (loss)	(15,845)	(5,145)
Less: net income (loss) attributable to non-controlling interest	741	680
Net income (loss) attributable to Masonite	$(16,586)	$(5,825)
Three Months Ended March 30, 2014, Compared with Three Months Ended March 31, 2013
Net Sales
Net sales in the three months ended March 30, 2014, were $422.5 million, a decrease of $2.0 million or 0.5% from $424.5 million in the three months ended March 31, 2013. Net sales in the first three months of 2014 were negatively impacted by $6.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $4.4 million or 1.0% due to changes in unit volume, average unit price and sales of other products. Changes in average unit price increased net sales in the first three months of 2014 by $24.1 million or 5.7%. Lower unit volumes in the first three months of 2014 decreased net sales by $19.1 million or 4.5%. The changes in average unit price and unit volumes were largely driven by our North America segment, as discussed below. Additionally, net sales of other products were $0.6 million lower in the first three months of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the three months ended March 30, 2014, was 73.9% and 26.1%, respectively, compared to 76.1% and 23.9% in the three months ended March 31, 2013. The decrease in our interior products as a percentage of net sales was primarily due to the partial loss of Lowe's business, which began impacting us in the second half of 2013, as well as the closure of our business in Poland, which primarily produced interior products. Additionally, the increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which produces exterior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
North America	$314,767	$319,476
North America intersegment	(326)	(169)
North America net sales to external customers	$314,441	$319,307
Percentage of net sales	74.4%	75.2%

Europe, Asia and Latin America	$100,564	$92,432
Europe, Asia and Latin America intersegment	(5,937)	(3,691)
Europe, Asia and Latin America net sales to external customers	$94,627	$88,741
Percentage of net sales	22.4%	20.9%

Africa	$13,392	$16,516
Africa intersegment	—	(40)
Africa net sales to external customers	$13,392	$16,476
Percentage of net sales	3.2%	3.9%

Net sales to external customers	$422,460	$424,524

North America
Net sales to external customers from facilities in the North America segment in the three months ended March 30, 2014, were $314.4 million, a decrease of $4.9 million or 1.5% from $319.3 million in the three months ended March 31, 2013. Net sales in the first three months of 2014 were negatively impacted by $6.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $1.5 million or 0.5% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the first three months of 2014 by $17.9 million or 5.6% compared to the 2013 period. Partially offsetting this increase were lower unit volumes in the first three months of 2014, which decreased net sales by $14.2 million or 4.4% compared to the 2013 period, primarily due to a reduction in demand attributed to harsh winter conditions in North America during the first three months of 2014. Additionally, net sales of other products to external customers were $2.2 million or 0.7% lower in the first three months of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the three months ended March 30, 2014, was 69.7% and 30.3%, respectively, compared to 71.8% and 28.2% in the three months ended March 31, 2013. The decrease in our interior products as a percentage of North America net sales was primarily due to the partial loss of Lowe's business, which began impacting us in the second half of 2013.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended March 30, 2014, were $94.6 million, an increase of $5.9 million or 6.7% from $88.7 million in the three months ended March 31, 2013. Net sales in the first three months of 2014 were positively impacted by $2.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $3.1 million or 3.5% due to changes in unit volume, average unit price and sales of other products. Net sales in the first three months of 2014 increased due to changes in average unit price, which increased by $2.4 million or 2.7% compared to the 2013 period. Also, net sales of other products to external customers were $1.6 million or 1.8% higher in 2014 compared to the 2013 period. Partially offsetting the increase in net sales was a decrease due to a decline in unit volumes as a result of the continued broader market downturn in these regions, which resulted in a $0.9 million or 1.0% decrease in net sales in the first three months of 2014 compared to the 2013 period.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the three months ended March 30, 2014, was 84.0% and 16.0%, respectively, compared to 87.2% and 12.8% in the three months ended March 31, 2013. The decrease in our interior products as a percentage of net sales was primarily due to the closure of our business in Poland, which primarily produced interior products. Additionally, the increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which produces exterior products.
Africa
Net sales to external customers from facilities in the Africa segment in the three months ended March 30, 2014, were $13.4 million, a decrease of $3.1 million or 18.8% from $16.5 million in the three months ended March 31, 2013. Net sales in the first three months of 2014 were negatively impacted by $2.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $0.2 million or 1.2% due to changes in unit volume and average unit price. Net sales decreased due to lower unit volumes in the first three months of 2014 by $4.0 million or 24.2% compared to the 2013 period. Changes in average unit price in the first three months of 2014 increased net sales by $3.8 million or 23.0% compared to the 2013 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 87.5% and 88.1% for the three months ended March 30, 2014, and March 31, 2013, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Additionally, material cost of sales and distribution costs as a percentage of net sales in the first quarter of 2014 decreased 1.5% and 0.1% respectively, over the 2013 period. These were mostly offset by increases of 0.5% each in overhead and direct labor as a percentage of net sales in the first quarter of 2014 over the 2013 period, which were primarily due to production disruptions in the United States caused by harsh winter conditions experienced during the first three months of 2014. Depreciation as a percentage of net sales was flat in the first quarter of 2014 compared to the 2013 period.
Selling, General and Administration Expenses
In the three months ended March 30, 2014, selling, general and administration expenses, as a percentage of net sales, were 13.7%, compared to 11.1% in the three months ended March 31, 2013, an increase of 260 basis points.
Selling, general and administration expenses in the three months ended March 30, 2014, were $57.8 million, an increase of $10.8 million from $47.0 million in the three months ended March 31, 2013. This increase was partially driven by receipt of the net business interruption insurance claim recovery of $4.5 million in 2013. Excluding the receipt of the net business interruption insurance claim recovery in 2013, selling, general and administration expenses would have increased $6.3 million in the first three months of 2014 compared to the first three months of 2013. Partially contributing to this increase were costs of $0.8 million from the newly-acquired Door-Stop operations. Additionally, there were increases of $1.5 million from salaries and benefits, $1.1 million from professional fees related to business development costs and public company compliance costs, $0.6 million of bad debt expense, $1.0 million from loss on disposal of property, plant and equipment, $0.5 million from share based compensation expense and other increases of $0.8 million.
Restructuring Costs
Restructuring costs in the three months ended March 30, 2014, were $0.7 million, compared to $1.4 million in three months ended March 31, 2013. Restructuring costs in the first three months of 2014 were related primarily to expenses incurred as part of the 2013 Restructuring Plan. Costs incurred in the first three months of 2013 were related primarily to the 2012 Restructuring Plan.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the three months ended March 30, 2014, was $10.0 million, compared to $8.3 million in the three months ended March 31, 2013. This increase primarily relates to the additional interest incurred in the first three months of 2014 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the three months ended March 30, 2014, was $0.2 million, compared to $(0.2) million in the three months ended March 31, 2013. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax benefit in the three months ended March 30, 2014, declined by $1.0 million compared to the three months ended March 31, 2013. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefit related to tax-exempt income and discrete items that may occur in any given year, but are not consistent from year to year. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	Three Months Ended March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$16,003	$3,034	$681	$19,718
Percentage of segment net sales	5.1%	3.2%	5.1%	4.7%

	Three Months Ended March 31, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$20,482	$4,625	$1,070	$26,177
Percentage of segment net sales	6.4%	5.2%	6.5%	6.2%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$16,003	$3,034	$681	$19,718
Less (plus):
Depreciation	9,932	4,622	892	15,446
Amortization	5,365	326	—	5,691
Share based compensation expense	2,283	—	—	2,283
Loss (gain) on disposal of property, plant and equipment	774	313	—	1,087
Restructuring costs	32	689	—	721
Interest expense (income), net	17,247	(7,302)	48	9,993
Other expense (income), net	(141)	322	—	181
Income tax expense (benefit)	(207)	335	(109)	19
Loss (income) from discontinued operations, net of tax	142	—	—	142
Net income (loss) attributable to non-controlling interest	741	—	—	741
Net income (loss) attributable to Masonite	$(20,165)	$3,729	$(150)	$(16,586)

	Three Months Ended March 31, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$20,482	$4,625	$1,070	$26,177
Less (plus):
Depreciation	11,510	4,015	1,001	16,526
Amortization	3,759	511	—	4,270
Share based compensation expense	1,830	—	—	1,830
Loss (gain) on disposal of property, plant and equipment	115	(5)	—	110
Restructuring costs	971	469	—	1,440
Interest expense (income), net	15,731	(7,500)	19	8,250
Other expense (income), net	59	(217)	—	(158)
Income tax expense (benefit)	(1,415)	365	14	(1,036)
Loss (income) from discontinued operations, net of tax	90	—	—	90
Net income (loss) attributable to non-controlling interest	680	—	—	680
Net income (loss) attributable to Masonite	$(12,848)	$6,987	$36	$(5,825)
Adjusted EBITDA in our North America segment decreased $4.5 million, or 22.0%, to $16.0 million in the three months ended March 30, 2014, from $20.5 million in the three months ended March 31, 2013. Adjusted EBITDA in our North America segment included a net business interruption claim recovery of $4.5 million in 2013. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $13.5 million and $11.4 million in the first three months of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $1.6 million, or 34.8%, to $3.0 million in the three months ended March 30, 2014, from $4.6 million in the three months ended March 31, 2013. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $0.6 million in both the first three months of 2014 and 2013. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $0.4 million, or 36.4%, to $0.7 million in three months ended March 30, 2014, from $1.1 million in the three months ended March 31, 2013. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $0.6 million in both the first three months of 2014 and 2013. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program, or AR Sales Program, and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of March 30, 2014, we had $166.3 million of cash and cash equivalents, availability under our ABL Facility of $108.0 million and availability under our AR Sales Program of $12.3 million.
Cash Flows
Cash flows from Operating Activities
Cash used by operating activities was $10.6 million during the three months ended March 30, 2014. Cash used in operating activities included our net loss of $15.8 million, noncash deferred income tax benefit of $1.1 million, an increase in accounts receivable of $19.6 million, an increase in inventories of $16.3 million and other miscellaneous cash outflows of $0.8 million. These outflows were partially offset by certain noncash items in net income (loss) including depreciation and amortization of $21.1 million, share based compensation expense of $2.3 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $19.5 million.
Cash used by operating activities was $4.0 million during the three months ended March 31, 2013. Cash used in operating activities included our net loss of $5.1 million, an increase in accounts receivable of $19.7 million relating to our increased sales, an increase in prepaid expenses of $1.5 million, non-cash deferred income tax benefit of $1.5 million and other miscellaneous outflows of $1.0 million. These outflows were partially offset by certain noncash items in net income (loss) including depreciation and amortization of intangible assets of $20.8 million and share based compensation costs of $1.8 million. Additionally, cash inflows were generated by a decrease in inventories of $1.4 million and an increase in accounts payable and accrued expenses of $0.8 million.

Cash flows from Investing Activities
Cash used in investing activities was $58.2 million during the three months ended March 30, 2014. The primary uses of cash in investing activities were cash used in the acquisition of Door-Stop $50.3 million and additions to property, plant and equipment of $8.4 million. These outflows were partially offset by other investing inflows of $0.5 million.
Cash used in investing activities was $7.1 million during the three months ended March 31, 2013. The primary uses of cash in investing activities were additions to property, plant and equipment of $6.4 million and an increase of restricted cash of $1.4 million, partially offset by other investing inflows of $0.7 million.

MASONITE INTERNATIONAL CORPORATION

Cash flows from Financing Activities
Cash provided by financing activities was $136.1 million during the three months ended March 30, 2014. The primary source of cash provided by financing activities was the proceeds from the January 2014 issuance of additional Senior Notes for $138.7 million. This cash inflow was partially offset by the payment of financing costs relating to these additional Senior Notes of $1.9 million and other financing outflows of $0.7 million.
Cash used from financing activities was $0.5 million during the three months ended March 31, 2013. The use of cash in financing activities was due to distributions to non-controlling interests.
Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider tuck-in and strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance. Additionally, we currently have assets held for sale at a book value of $3.5 million.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of March 30, 2014, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of a customer that has had a material adverse effect on our results of operations. However, if economic conditions were to deteriorate, it is possible that there could be an impact on our results of operations in a future period and this impact could be material.

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
Senior Notes
On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the “Senior Notes”). All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Securities Act”) and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5

MASONITE INTERNATIONAL CORPORATION

million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011 and the acquisitions of seven companies since 2011 for aggregate consideration of $293.6 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $9.5 million and $8.0 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the Senior Notes under certain circumstances specified therein. The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of both March 30, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.
ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of March 30, 2014, we had approximately $108.0 million of availability under the ABL Credit Facility.
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
The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both March 30, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

MASONITE INTERNATIONAL CORPORATION

Supplemental Guarantor Financial Information
Our obligations under the Senior Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $350.1 million and $368.2 million for the three months ended March 30, 2014, and March 31, 2013, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $14.7 million and $26.6 million for the three months ended March 30, 2014, and March 31, 2013, respectively.
Our non-guarantor subsidiaries had total assets of $1.4 billion and $1.4 billion as of March 30, 2014, and December 29, 2013, respectively; and total liabilities of $726.5 million and $718.8 million as of March 30, 2014, and December 29, 2013, respectively.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amended ASC 740, “Income Taxes.” This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss, a similar tax loss or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of this standard did not have a material impact on the presentation of our financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amended ASC 830, “Foreign Currency Matters.” This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The adoption of this standard did not have an impact on our financial statements. Any future impact of ASU No. 2013-5 on our financial position and results of operations will depend upon the nature and extent of future sales or dispositions of any entities that had created a cumulative translation adjustment.

MASONITE INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of March 30, 2014, or December 29, 2013.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of March 30, 2014, or December 29, 2013.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of March 30, 2014, or December 29, 2013, there were no outstanding borrowings under our ABL Facility.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 29, 2013. There have been no material changes from the risk factors disclosed in such annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
Please refer to Note 8 to our unaudited interim financial statements included as Part I, Item 1 to this Quarterly Report on Form 10-Q with respect to the cashless exercise of warrants to purchase shares of common stock during the three months ended March 30, 2014.
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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 8, 2014	By	/s/ Mark J. Erceg
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

10.3(b)*^	Form of Restricted Stock Unit Agreement pursuant to Masonite International Corporation 2012 Equity Incentive Plan for United States employees
10.3(f)*^	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Denotes management contract or compensatory plan.