Form 10-Q
period 2014-06-29
MASONITE INTERNATIONAL CORP
filed 2014-08-07
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
or
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
____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had outstanding 29,691,962 shares of Common Stock, no par value, as of August 4, 2014.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 29, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2013, and elsewhere in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$490,176	$453,093	$912,636	$877,617
Cost of goods sold	411,569	388,424	781,043	762,547
Gross profit	78,607	64,669	131,593	115,070
Selling, general and administration expenses	58,519	56,032	116,294	102,992
Restructuring costs	560	1,762	1,281	3,202
Operating income (loss)	19,528	6,875	14,018	8,876
Interest expense (income), net	10,594	8,208	20,587	16,458
Other expense (income), net	1,306	(363)	1,487	(521)
Income (loss) from continuing operations before income tax expense (benefit)	7,628	(970)	(8,056)	(7,061)
Income tax expense (benefit)	1,379	(408)	1,398	(1,444)
Income (loss) from continuing operations	6,249	(562)	(9,454)	(5,617)
Income (loss) from discontinued operations, net of tax	(170)	(44)	(312)	(134)
Net income (loss)	6,079	(606)	(9,766)	(5,751)
Less: net income (loss) attributable to non-controlling interest	499	605	1,240	1,285
Net income (loss) attributable to Masonite	$5,580	$(1,211)	$(11,006)	$(7,036)

Earnings (loss) per common share attributable to Masonite:
Basic	$0.19	$(0.04)	$(0.37)	$(0.25)
Diluted	$0.18	$(0.04)	$(0.37)	$(0.25)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.20	$(0.04)	$(0.36)	$(0.25)
Diluted	$0.19	$(0.04)	$(0.36)	$(0.25)

Comprehensive income (loss):
Net income (loss)	$6,079	$(606)	$(9,766)	$(5,751)
Other comprehensive income (loss):
Foreign exchange gain (loss)	7,354	(7,153)	(131)	(23,351)
Amortization of actuarial net losses	—	349	—	698
Income tax benefit (expense) related to other comprehensive income (loss)	(619)	245	(619)	(272)
Other comprehensive income (loss), net of tax:	6,735	(6,559)	(750)	(22,925)
Comprehensive income (loss)	12,814	(7,165)	(10,516)	(28,676)
Less: comprehensive income (loss) attributable to non-controlling interest	862	349	1,132	775
Comprehensive income (loss) attributable to Masonite	$11,952	$(7,514)	$(11,648)	$(29,451)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	June 29, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$187,533	$100,873
Restricted cash	13,305	13,831
Accounts receivable, net	285,553	243,823
Inventories, net	243,649	218,348
Prepaid expenses	23,269	22,371
Assets held for sale	3,535	3,408
Income taxes receivable	2,725	3,250
Current deferred income taxes	19,522	17,840
Total current assets	779,091	623,744
Property, plant and equipment, net	618,873	630,279
Investment in equity investees	8,057	7,483
Goodwill	99,161	78,404
Intangible assets, net	224,883	203,714
Long-term deferred income taxes	24,343	23,363
Other assets, net	25,177	24,158
Total assets	$1,779,585	$1,591,145

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129,082	$98,936
Accrued expenses	155,374	128,924
Income taxes payable	318	732
Total current liabilities	284,774	228,592
Long-term debt	512,866	377,861
Long-term deferred income taxes	117,129	108,924
Other liabilities	46,626	50,206
Total liabilities	961,395	765,583
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 29,659,450 and 29,085,021 shares issued and outstanding as of June 29, 2014, and December 29, 2013, respectively.	653,654	646,196
Additional paid-in capital	227,136	230,306
Accumulated deficit	(71,183)	(60,177)
Accumulated other comprehensive income (loss)	(20,243)	(19,601)
Total equity attributable to Masonite	789,364	796,724
Equity attributable to non-controlling interests	28,826	28,838
Total equity	818,190	825,562
Total liabilities and equity	$1,779,585	$1,591,145

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(11,010)		(11,010)	2,050	(8,960)
Other comprehensive income (loss), net of tax					(617)	(617)	(761)	(1,378)
Dividends to non-controlling interests						—	(3,723)	(3,723)
Share based awards			7,752			7,752		7,752
Common shares issued for delivery of share based awards	1,141,247	12,286	(12,286)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(5,944)			(5,944)		(5,944)
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(11,006)		(11,006)	1,240	(9,766)
Other comprehensive income (loss), net of tax					(642)	(642)	(108)	(750)
Dividends to non-controlling interests						—	(1,144)	(1,144)
Share based awards			5,080			5,080		5,080
Common shares issued for delivery of share based awards	295,201	3,358	(3,358)			—		—
Common shares issued for exercise of warrants	279,228	4,100	(3,838)			262		262
Common shares withheld to cover income taxes payable due to delivery of share based awards			(1,054)			(1,054)		(1,054)
Balances as of June 29, 2014	29,659,450	$653,654	$227,136	$(71,183)	$(20,243)	$789,364	$28,826	$818,190

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	June 29, 2014	June 30, 2013
Net income (loss)	$(9,766)	$(5,751)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	312	134
Depreciation	29,982	32,177
Amortization	11,284	8,606
Share based compensation expense	5,080	3,911
Deferred income taxes	(982)	(2,246)
Unrealized foreign exchange loss (gain)	1,611	(86)
Share of loss (income) from equity investees, net of tax	(574)	(585)
Pension and post-retirement expense (funding), net	(2,887)	(438)
Non-cash accruals and interest	(1,424)	244
Loss (gain) on sale of property, plant and equipment	2,123	962
Impairment	—	1,904
Changes in assets and liabilities:
Accounts receivable	(38,491)	(23,966)
Inventories	(22,911)	(14,153)
Prepaid expenses	(305)	(3,211)
Accounts payable and accrued expenses	50,900	6,662
Other assets and liabilities	1,745	(1,666)
Net cash flow provided by (used in) operating activities	25,697	2,498
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	533	3,336
Additions to property, plant and equipment	(19,962)	(16,276)
Cash used in acquisitions, net of cash acquired	(50,355)	—
Restricted cash	526	(13,685)
Other investing activities	(2,168)	(1,523)
Net cash flow provided by (used in) investing activities	(71,426)	(28,148)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	138,688	—
Payment of financing costs	(1,925)	—
Minimum tax withholding on share based awards	(1,054)	—
Distributions to non-controlling interests	(1,144)	(1,332)
Proceeds from exercise of common stock warrants	262	—
Net cash flow provided by (used in) financing activities	134,827	(1,332)
Net foreign currency translation adjustment on cash	(2,438)	(2,392)
Increase (decrease) in cash and cash equivalents	86,660	(29,374)
Cash and cash equivalents, beginning of period	100,873	122,314
Cash and cash equivalents, at end of period	$187,533	$92,940

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview and Significant Accounting Policies

Unless we state otherwise or the context otherwise requires, references to "Masonite," "we," "our," "us" and the "Company" in these notes to the consolidated financial statements refer to Masonite International Corporation and its subsidiaries.

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 64 manufacturing locations in 11 countries and sells doors to customers throughout the world, including the United States, Canada, the United Kingdom and France.

Basis of Presentation

We prepare these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2013, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the 2013 audited consolidated financial statements.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13- and 26-week periods are referred to as three- and six-month periods, respectively.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which amended ASC 740, "Income Taxes." This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss, a similar tax loss or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU was effective prospectively for reporting periods beginning after December 15, 2013, and early adoption was permitted. The adoption of this standard did not have a material impact on the presentation of our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which amended ASC 830, "Foreign Currency Matters." This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU was effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The adoption of this standard did not have an impact on our financial statements. Any future impact of ASU 2013-05 on our financial position and results of operations will depend upon the nature and extent of future sales or dispositions of any entities that had created a cumulative translation adjustment.

Other Recent Accounting Pronouncements not yet Adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods; early application is not permitted. We are in the process of evaluating this guidance to determine the magnitude of its impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; early application is permitted. The adoption of this standard is not expected to have a material impact on the presentation of our financial statements.

2. Acquisitions

2014 Acquisition

On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of $50.4 million. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The excess purchase price over the fair value of net tangible and intangible assets acquired of $20.4 million was allocated to goodwill. The goodwill principally represents the future expected value of the operations of the business. This goodwill is not deductible for tax purposes and relates to the Europe, Asia and Latin America segment. The Door-Stop acquisition complements our existing global fiberglass business.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aggregate consideration paid for the acquisition during 2014 was as follows:

(In thousands)	Door-Stop Acquisition
Accounts receivable, net	$2,648
Inventory	2,665
Property, plant and equipment	4,303
Goodwill	20,359
Intangible assets, net	28,776
Accounts payable and accrued expenses, net	(3,492)
Other assets and liabilities, net	(4,904)
Cash consideration, net of cash acquired	$50,355

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

The following schedule represents the amount of revenue and earnings from the Door-Stop acquisition which have been included in the consolidated statements of comprehensive income (loss) for the period indicated subsequent to the acquisition date:

	Three Months Ended	Six Months Ended
(In thousands)	June 29, 2014	June 29, 2014
Net sales	$11,865	$16,874
Net income (loss) attributable to Masonite	786	1,440

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

Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Chile were not material for the three or six months ended June 29, 2014.

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

	Six Months Ended June 29, 2014
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$912,636	$6,659	$919,295
Net income (loss) attributable to Masonite	(11,006)	624	(10,382)

Basic earnings (loss) per common share	$(0.37)		$(0.35)
Diluted earnings (loss) per common share	$(0.37)		$(0.35)

In the table above, amounts under the Door-Stop heading reflect pro forma results for the period prior to acquisition through the acquisition date of February 24, 2014. All actual results from Door-Stop subsequent to the acquisition date are reflected under the Masonite heading above.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$453,093	$9,312	$462,405
Net income (loss) attributable to Masonite	(1,211)	818	(393)

Basic earnings (loss) per common share	$(0.04)		$(0.01)
Diluted earnings (loss) per common share	$(0.04)		$(0.01)

	Six Months Ended June 30, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$877,617	$17,637	$895,254
Net income (loss) attributable to Masonite	(7,036)	1,222	(5,814)

Basic earnings (loss) per common share	$(0.25)		$(0.21)
Diluted earnings (loss) per common share	$(0.25)		$(0.21)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 30, 2012	$78,122	$—	$78,122
Goodwill from 2013 acquisition	316	—	316
Foreign exchange fluctuations	(34)	—	(34)
December 29, 2013	78,404	—	78,404

Goodwill from 2014 acquisition	—	20,359	20,359
Foreign exchange fluctuations	(14)	412	398
June 29, 2014	$78,390	$20,771	$99,161

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	June 29, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,834	$(27,098)	$(177)	$80,559
Patents	28,133	(13,394)	160	14,899
Software	28,265	(17,483)	292	11,074
Other	12,198	(6,153)	(1,353)	4,692
	176,430	(64,128)	(1,078)	111,224
Indefinite life intangible assets:
Trademarks and tradenames	112,456	—	1,203	113,659
Total intangible assets	$288,886	$(64,128)	$125	$224,883

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 29, 2013
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(21,171)	$(675)	$60,487
Patents	27,546	(12,105)	154	15,595
Software	27,266	(15,670)	299	11,895
Other	11,923	(5,457)	(1,432)	5,034
	149,068	(54,403)	(1,654)	93,011
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	914	110,703
Total intangible assets	$258,857	$(54,403)	$(740)	$203,714

Amortization of intangible assets was $5.3 million and $9.7 million for the three and six months ended June 29, 2014, respectively, and was $4.3 million and $8.6 million for the three and six months ended June 30, 2013, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of June 29, 2014, is as follows:

(In thousands)
Fiscal year:
2014 (remaining six months)	$10,052
2015	19,783
2016	18,310
2017	16,078
2018	12,823

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 45.6% and 44.4% of total accounts receivable as of June 29, 2014, and December 29, 2013, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of June 29, 2014, and December 29, 2013. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either June 29, 2014, or December 29, 2013.

The allowance for doubtful accounts balance was $4.8 million and $3.8 million as of June 29, 2014, and December 29, 2013, respectively.

We maintain an accounts receivable sales program with a third party ("AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of a large retail customer. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded to selling, general and administration expense within the consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	June 29, 2014	December 29, 2013
Raw materials	$168,338	$151,065
Finished goods	75,311	67,283
Inventories, net	$243,649	$218,348

We carried an inventory provision of $7.7 million and $8.4 million as of June 29, 2014, and December 29, 2013, respectively. This provision is the result of obsolete or aged inventory.

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	June 29, 2014	December 29, 2013
Land	$49,587	$50,190
Buildings	193,326	192,782
Machinery and equipment	555,664	559,776
Property, plant and equipment, gross	798,577	802,748
Accumulated depreciation	(179,704)	(172,469)
Property, plant and equipment, net	$618,873	$630,279

Total depreciation expense was $14.5 million and $30.0 million in the three and six months ended June 29, 2014, respectively, and was $15.7 million and $32.2 million in the three and six months ended June 30, 2013, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt Mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately half of our desired output. Additional capacity is scheduled to come online during August 2014 which management believes will restore production to about 75% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Long-Term Debt

(In thousands)	June 29, 2014	December 29, 2013
8.25% Senior Notes due 2021	$500,000	$375,000
Unamortized premium on Senior Notes	12,866	2,809
Capital lease obligations and other long-term debt	—	52
Total long-term debt	$512,866	$377,861

Senior Notes

On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "Senior Notes"). As of June 29, 2014, we had outstanding $500.0 million aggregate principal amount of Senior Notes. All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of seven companies since 2011 for aggregate consideration of $293.6 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $10.1 million and $19.6 million for the three and six months ended June 29, 2014, respectively, and was $7.9 million and $15.9 million for the three and six months ended June 30, 2013, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant.

The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 29, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.

ABL Facility

In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million asset-based revolving credit facility (the "ABL Facility"). The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts.

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on our common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of June 29, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share based compensation expense was $2.8 million and $5.1 million for the three and six months ended June 29, 2014, respectively, and was $2.1 million and $3.9 million for the three and six months ended June 30, 2013, respectively. As of June 29, 2014, the total remaining unrecognized compensation expense related to share based compensation amounted to $15.1 million, which will be amortized over the weighted average remaining requisite service period of 2.3 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

Equity Incentive Plan

Prior to July 9, 2012, we had a management equity incentive plan (the "2009 Plan"). The 2009 Plan required granting by June 9, 2012, equity instruments which upon exercise would result in management (excluding directors) owning 9.55% of our common equity (3,554,811 shares) on a fully diluted basis, after giving consideration to the potential exercise of warrants and the equity instruments granted to directors. Under the 2009 Plan, we were required to issue equity instruments to directors that represented 0.90% (335,004 shares) of the common equity on a fully diluted

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

basis. The requirement for issuance to employees was satisfied in June 2012, and the requirement for issuance to directors was satisfied in July 2009. No awards have been granted under the 2009 Plan since May 30, 2012, and no future awards will be granted under the 2009 Plan; however, all outstanding awards under the 2009 Plan will continue to be governed by their existing terms. Aside from shares issuable for outstanding awards, there are no further shares of common stock available for future issuance under the 2009 Plan.

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance compensation award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that any material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of June 29, 2014, there were 1,634,309 shares of common stock available for future issuance under the 2012 Plan.

Deferred Compensation Plan

Effective August 13, 2012, the Board of Directors adopted a Deferred Compensation Plan ("DCP"). The DCP is an unfunded non-qualified deferred compensation plan that permits certain employees and directors to defer a portion of their compensation to a future time. Eligible employees may elect to defer a portion of their base salary, bonus and/or restricted stock units and eligible directors may defer a portion of their director fees or restricted stock units. All contributions to the DCP on behalf of the participant are fully vested (other than restricted stock unit deferrals which remain subject to the vesting terms of the applicable equity incentive plan) and placed into a grantor trust, commonly referred to as a "rabbi trust." Although we are permitted to make matching contributions under the terms of the DCP, we have not elected to do so. The DCP invests the contributions in diversified securities from a selection of investments and the participants choose their investments and may periodically reallocate the assets in their respective accounts. Participants are entitled to receive the benefits in their accounts upon separation of service or upon a specified date, with benefits payable as a single lump sum or in annual installments.

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of June 29, 2014, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock Appreciation Rights

We have granted Stock Appreciation Rights ("SARs") to certain employees under both the 2009 Plan and the 2012 Plan, which entitle the recipient to the appreciation in value of a number of common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of four years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest.

The total fair value of SARs vested was $0.2 million and $0.6 million in the three and six months ended June 29, 2014, respectively, and was $0.2 million and $1.1 million in the three and six months ended June 30, 2013, respectively.

Six Months Ended June 29, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(262,074)		14.48
Cancelled	(23,172)		34.51
Outstanding, end of period	1,527,412	$55,850	$18.49	6.1

Exercisable, end of period	1,183,138	$46,595	$15.68	5.5

Six Months Ended June 30, 2013
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Exercised	(10,423)		13.64
Cancelled	(24,987)		14.51
Outstanding, end of period	2,593,038	$43,818	$15.78	6.4

Exercisable, end of period	2,050,274	$34,797	$15.71	6.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted Stock Units

We have granted Restricted Stock Units ("RSUs") to directors and certain employees under both the 2009 Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant and is recognized over the requisite service period. The RSUs vest over a maximum of four years, and call for the underlying shares to be delivered no later than the fourth anniversary of the grant dates. It is assumed that all time-based RSUs will vest.

	Six Months Ended
	June 29, 2014		June 30, 2013
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	618,963	$22.09	921,946	$17.75
Granted	193,940	54.65	320,194	23.69
Delivered	(94,009)		(34,224)
Withheld to cover (1)	(21,159)		(699)
Cancelled	(1,709)		(25,030)
Outstanding, end of period	696,026	$30.60	1,182,187	$20.31
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

Approximately one-half of the RSUs granted during the six months ended June 29, 2014, vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the six months ended June 29, 2014, was $10.6 million and is being recognized over the weighted average requisite service period of 2.3 years. During the six months ended June 29, 2014, there were 103,065 RSUs vested at a fair value of $5.4 million.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 were scheduled to expire on June 9, 2014 (the "2014 Warrants"), and 2,500,001 expire on June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provide the holders with a cashless exercise option. During the six month period ended June 9, 2014, holders of the 2014 Warrants exercised 3,289,146 warrants resulting in the issuance of 279,228 new common shares to the holders for which we received cash proceeds of $0.3 million. The remaining 44,188 outstanding 2014 Warrants expired and were forfeited as of June 9, 2014. There has been no activity relating to the 2016 Warrants as of June 29, 2014. We have accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and reduce additional paid-in capital.

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

(In thousands)
Fiscal year:
2014 (remaining six months)	$8,553
2015	13,781
2016	11,143
2017	9,681
2018	9,190
Thereafter	54,736
Total future minimum lease payments	$107,084

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $5.8 million and $12.0 million for the three and six months ended June 29, 2014, respectively, and was $6.4 million and $12.8 million and for the three and six months ended June 30, 2013, respectively.

We have provided customary indemnifications to our landlords under certain property lease agreements for claims by third parties in connection with their use of the premises. We also have provided routine indemnifications against adverse effects related to changes in tax laws and patent infringements by third parties. The maximum amount of these indemnifications cannot be reasonably estimated due to their nature. In some cases, we have recourse against other parties to mitigate the risk of loss from these indemnifications. Historically, we have not made any significant payments relating to such indemnifications.

From time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our condensed consolidated financial statements, results of operations or liquidity.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended June 29, 2014				Three Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Total
2013 Plan	$348	$35	$6	$389	$—	$377	$377
2012 Plan	22	149	—	171	84	1,231	1,315
2009 and Prior Plans	—	—	—	—	(25)	95	70
Total Restructuring Costs	$370	$184	$6	$560	$59	$1,703	$1,762

	Six Months Ended June 29, 2014				Six Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Total
2013 Plan	$363	$709	$6	$1,078	$—	$377	$377
2012 Plan	39	164	—	203	1,030	1,542	2,572
2009 and Prior Plans	—	—	—	—	—	253	253
Total Restructuring Costs	$402	$873	$6	$1,281	$1,030	$2,172	$3,202

	Cumulative Amount Incurred Through
	June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2013 Plan	$2,771	$3,717	$1,148	$7,636
2012 Plan	4,194	10,362	—	14,556
2011 Plan	856	3,718	—	4,574
2010 Plan	3,552	3,831	—	7,383
2009 and Prior Plans	1,741	2,117	—	3,858
Total Restructuring Costs	$13,114	$23,745	$1,148	$38,007

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. We expect to incur approximately $0.3 million of additional restructuring charges related to the 2013 Restructuring Plan for activities initiated as of June 29, 2014.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the "2012 Restructuring Plan"). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of June 29, 2014, we do not expect to incur any material future charges for the 2012 Restructuring Plan.

Prior years’ restructuring plans costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2009 and prior years (the "2009 and Prior Restructuring Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of June 29, 2014, we do not expect to incur any future charges for the 2009 and Prior Restructuring Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	June 29, 2014
2013 Plan	$2,348	$67	$1,011	$3,070	$356
2012 Plans	714	141	62	345	572
2009 and Prior Plans	1,347	—	—	105	1,242
Total	$4,409	$208	$1,073	$3,520	$2,170

(In thousands)	December 30, 2012	Severance	Closure Costs	Cash Payments	June 30, 2013
2013 Plan	$—	$—	$377	$148	$229
2012 Plans	2,893	862	1,710	3,876	1,589
2009 and Prior Plans	1,675	253	—	939	989
Total	$4,568	$1,115	$2,087	$4,963	$2,807

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Current	$1,311	$299	$2,380	$802
Deferred	68	(707)	(982)	(2,246)
Income tax expense (benefit)	$1,379	$(408)	$1,398	$(1,444)

The effective tax rate differs from the Canadian federal statutory rate of 26.5% primarily due to changes in our income tax valuation allowances, tax exempt income, and earnings in foreign jurisdictions which are subject to lower tax rates.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $19.6 million and $16.9 million was required for our deferred income tax assets as of June 29, 2014, and December 29, 2013, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, Israel and India. We expect to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of taxable income is reached.

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013
Transactions involving cash:
Interest paid	$20,837	$15,514
Interest received	317	277
Income taxes paid	3,107	4,189
Income tax refunds	455	366
Non-cash transactions:
Property, plant and equipment additions in accounts payable	6,240	929

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information with respect to geographic segments is as follows for the periods indicated:

(In thousands)	Three Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$372,875	$110,715	$13,971	$497,561
Intersegment sales	(190)	(7,195)	—	(7,385)
Net sales to external customers	$372,685	$103,520	$13,971	$490,176

Adjusted EBITDA	$39,685	$5,028	$(663)	$44,050

(In thousands)	Three Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$346,901	$92,217	$18,803	$457,921
Intersegment sales	(189)	(4,639)	—	(4,828)
Net sales to external customers	$346,712	$87,578	$18,803	$453,093

Adjusted EBITDA	$28,073	$4,294	$1,094	$33,461

(In thousands)	Six Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$687,642	$211,279	$27,363	$926,284
Intersegment sales	(516)	(13,132)	—	(13,648)
Net sales to external customers	$687,126	$198,147	$27,363	$912,636

Adjusted EBITDA	$55,688	$8,062	$18	$63,768

(In thousands)	Six Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$666,377	$184,649	$35,319	$886,345
Intersegment sales	(358)	(8,330)	(40)	(8,728)
Net sales to external customers	$666,019	$176,319	$35,279	$877,617

Adjusted EBITDA	$48,555	$8,919	$2,164	$59,638

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Adjusted EBITDA	$44,050	$33,461	$63,768	$59,638
Less (plus):
Depreciation	14,536	15,651	29,982	32,177
Amortization	5,593	4,336	11,284	8,606
Share based compensation expense	2,797	2,081	5,080	3,911
Loss (gain) on disposal of property, plant and equipment	1,036	852	2,123	962
Impairment	—	1,904	—	1,904
Restructuring costs	560	1,762	1,281	3,202
Interest expense (income), net	10,594	8,208	20,587	16,458
Other expense (income), net	1,306	(363)	1,487	(521)
Income tax expense (benefit)	1,379	(408)	1,398	(1,444)
Loss (income) from discontinued operations, net of tax	170	44	312	134
Net income (loss) attributable to non-controlling interest	499	605	1,240	1,285
Net income (loss) attributable to Masonite	$5,580	$(1,211)	$(11,006)	$(7,036)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of June 29, 2014, and December 29, 2013, was $545.0 million and $412.1 million, respectively, compared to a carrying value of $512.9 million and $377.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell and are revalued at each reporting date. This valuation is performed on a regular basis and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. The related charges due to revaluation were not material in the three and six months ended June 29, 2014, or June 30, 2013. Subsequent to June 29, 2014, we sold the remaining assets held for sale for a gain, which will be recognized in the third quarter of 2014.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing earnings attributable to Masonite by the weighted-average number of our common shares outstanding during the period. Diluted EPS is calculated by dividing earnings attributable to Masonite by the weighted-average number of common shares plus the incremental number of shares issuable from non-vested and vested RSUs, SARs and warrants outstanding during the period.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share information)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income (loss) attributable to Masonite	$5,580	$(1,211)	$(11,006)	$(7,036)
Income (loss) from discontinued operations, net of tax	(170)	(44)	(312)	(134)
Income (loss) from continuing operations attributable to Masonite	$5,750	$(1,167)	$(10,694)	$(6,902)

Shares used in computing basic earnings per share	29,511,693	27,964,179	29,350,936	27,957,817
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	1,336,940	—	—	—
Shares used in computing diluted earnings per share	30,848,633	27,964,179	29,350,936	27,957,817

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.20	$(0.04)	$(0.36)	$(0.25)
Discontinued operations attributable to Masonite, net of tax	(0.01)	—	(0.01)	—
Total Basic earnings per common share attributable to Masonite	$0.19	$(0.04)	$(0.37)	$(0.25)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.19	$(0.04)	$(0.36)	$(0.25)
Discontinued operations attributable to Masonite, net of tax	(0.01)	—	(0.01)	—
Total Diluted earnings per common share attributable to Masonite	$0.18	$(0.04)	$(0.37)	$(0.25)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	5,833,335	2,500,001	5,833,335
Stock appreciation rights	—	1,286,245	733,722	1,269,607
Restricted stock units	—	934,277	512,012	991,073

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the six months ended June 29, 2014, and the three and six months ended June 30, 2013, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Accumulated foreign exchange gains (losses), beginning of period	$(15,811)	$(13,787)	$(8,797)	$2,538
Foreign exchange gain (loss)	7,354	(7,153)	(131)	(23,351)
Income tax benefit (expense) on foreign exchange gain (loss)	(619)	381	(619)	—
Less: foreign exchange gain (loss) attributable to non-controlling interest	363	(256)	(108)	(510)
Accumulated foreign exchange gains (losses), end of period	(9,439)	(20,303)	(9,439)	(20,303)

Accumulated amortization of actuarial net losses, beginning of period	1,890	1,250	1,890	1,037
Amortization of actuarial net losses	—	349	—	698
Income tax benefit (expense) on amortization of actuarial net losses	—	(136)	—	(272)
Accumulated amortization of actuarial net losses, end of period	1,890	1,463	1,890	1,463

Accumulated pension and other post-retirement adjustments	(12,694)	(22,559)	(12,694)	(22,559)

Accumulated other comprehensive income (loss)	$(20,243)	$(41,399)	$(20,243)	$(41,399)

Other comprehensive income (loss), net of tax:	$6,735	$(6,559)	$(750)	$(22,925)
Less: other comprehensive income (loss) attributable to non-controlling interest	363	(256)	(108)	(510)
Other comprehensive income (loss) attributable to Masonite	$6,372	$(6,303)	$(642)	$(22,415)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of June 29, 2014, and December 29, 2013, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	June 29, 2014	December 29, 2013
Current assets	$12,072	$9,524
Property, plant and equipment, net	18,595	19,543
Long-term deferred income taxes	15,192	14,998
Other assets, net	2,308	2,363
Current liabilities	(3,493)	(2,916)
Other long-term liabilities	(5,886)	(5,746)
Non-controlling interest	(7,139)	(7,093)
Net assets of the VIE consolidated by Masonite	$31,649	$30,673

Current assets include $6.5 million and $4.3 million of cash and cash equivalents as of June 29, 2014, and December 29, 2013, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended June 29, 2014, and June 30, 2013. In this MD&A, "Masonite," "we," "us," "our," and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the six months ended June 29, 2014, 75.3% of our net sales were in North America, 21.7% in Europe, Asia and Latin America and 3.0% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the six months ended June 29, 2014, sales of interior and exterior products accounted for 71.4% and 28.6% of net sales, respectively.
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
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the six months ended June 29, 2014, we generated net sales of $687.1 million, $198.1 million and $27.4 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

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

MASONITE INTERNATIONAL CORPORATION

Organizational Restructuring
Over the past several years we have initiated, and in the future we plan to initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability.
During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. We expect to incur approximately $0.3 million of additional restructuring charges related to the 2013 Restructuring Plan for activities initiated as of June 29, 2014. The 2013 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the "2012 Restructuring Plan"). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of June 29, 2014, we do not expect to incur any material future charges for the 2012 Restructuring Plan. The 2012 Restructuring Plans are estimated to increase our annual earnings and cash flows by approximately $10 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the six months ended June 29, 2014, approximately 42% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country.
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

MASONITE INTERNATIONAL CORPORATION

Seasonality
Our business is moderately seasonal and our net sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity.
Other Matters
As of the date of these financial statements, we are considering various alternatives regarding our subsidiary in Israel, due to its historical performance. The subsidiary is currently an operating segment which is aggregated into the Europe, Asia and Latin America reportable segment. Our Israel subsidiary's net revenues represented approximately 1% of our consolidated net revenues for the twelve months ended June 29, 2014, and it is operating at a net loss.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt Mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately half of our desired output. Additional capacity is scheduled to come online during August 2014 which management believes will restore production to about 75% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption.
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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

Segment Information
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Our segment information that follows contains a discussion surrounding "Adjusted EBITDA," a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$490,176	$453,093	$912,636	$877,617
Cost of goods sold	411,569	388,424	781,043	762,547
Gross profit	78,607	64,669	131,593	115,070
Gross profit as a % of net sales	16.0%	14.3%	14.4%	13.1%
Selling, general and administration expenses	58,519	56,032	116,294	102,992
Restructuring costs	560	1,762	1,281	3,202
Operating income (loss)	19,528	6,875	14,018	8,876
Interest expense (income), net	10,594	8,208	20,587	16,458
Other expense (income), net	1,306	(363)	1,487	(521)
Income (loss) from continuing operations before income tax expense (benefit)	7,628	(970)	(8,056)	(7,061)
Income tax expense (benefit)	1,379	(408)	1,398	(1,444)
Income (loss) from continuing operations	6,249	(562)	(9,454)	(5,617)
Income (loss) from discontinued operations, net of tax	(170)	(44)	(312)	(134)
Net income (loss)	6,079	(606)	(9,766)	(5,751)
Less: net income (loss) attributable to non-controlling interest	499	605	1,240	1,285
Net income (loss) attributable to Masonite	$5,580	$(1,211)	$(11,006)	$(7,036)
Three Months Ended June 29, 2014, Compared with Three Months Ended June 30, 2013
Net Sales
Net sales in the three months ended June 29, 2014, were $490.2 million, an increase of $37.1 million or 8.2% from $453.1 million in the three months ended June 30, 2013. Net sales in the second quarter of 2014 were negatively impacted by $2.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $39.6 million or 8.7% due to changes in unit volume, average unit price and sales of other products. Changes in average unit price increased net sales in the second quarter of 2014 by $25.1 million or 5.5% and higher unit volumes in the second quarter of 2014 increased net sales by $15.5 million or 3.4%. Partially offsetting these increases, net sales of other products were $1.0 million lower in the second quarter of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the three months ended June 29, 2014, was 69.3% and 30.7%, respectively, compared to 72.4% and 27.6% in the three months ended June 30, 2013. The decrease in our interior products as a percentage of net sales was primarily due to the closure of our business in Poland, which primarily produced interior products. Additionally, the increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	June 29, 2014	June 30, 2013
North America	$372,875	$346,901
North America intersegment	(190)	(189)
North America net sales to external customers	$372,685	$346,712
Percentage of net sales	76.0%	76.5%

Europe, Asia and Latin America	$110,715	$92,217
Europe, Asia and Latin America intersegment	(7,195)	(4,639)
Europe, Asia and Latin America net sales to external customers	$103,520	$87,578
Percentage of net sales	21.1%	19.3%

Africa	$13,971	$18,803
Africa intersegment	—	—
Africa net sales to external customers	$13,971	$18,803
Percentage of net sales	2.9%	4.1%

Net sales to external customers	$490,176	$453,093

North America
Net sales to external customers from facilities in the North America segment in the three months ended June 29, 2014, were $372.7 million, an increase of $26.0 million or 7.5% from $346.7 million in the three months ended June 30, 2013. Net sales in the second quarter of 2014 were negatively impacted by $5.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $31.5 million or 9.1% due to changes in unit volume, average unit price and sales of other products. Unit volumes in the second quarter of 2014 increased net sales by $18.5 million or 5.3% compared to the 2013 period. Average unit price increased net sales in the second quarter of 2014 by $13.7 million or 4.0% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $0.7 million or 0.2% lower in the second quarter of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the three months ended June 29, 2014, was 65.6% and 34.4%, respectively, compared to 67.2% and 32.8% in the three months ended June 30, 2013. The decreased proportion of net sales of our interior products was primarily driven by a reduction in both non-residential door sales and external sales of door components.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended June 29, 2014, were $103.5 million, an increase of $15.9 million or 18.2% from $87.6 million in the three months ended June 30, 2013. Net sales in the second quarter of 2014 were positively impacted by $4.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $11.5 million or 13.1% due to changes in unit volume, average unit price and sales of other products. Unit volumes in the second quarter of 2014 increased net sales by $6.1 million or 7.0% compared to the 2013 period, primarily driven by the incremental sales from the Door-Stop acquisition. Average unit price increased net sales in the second quarter of 2014 by $5.7 million or 6.5% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $0.3 million or 0.3% lower in 2014 compared to the 2013 period.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the three months ended June 29, 2014, was 78.5% and 21.5%, respectively, compared to 87.3% and 12.7% in the three months ended June 30, 2013. The decrease in our interior products as a percentage of net sales was primarily due to the closure of our business in Poland, which primarily produced interior products. Additionally, the increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products.
Africa
Net sales to external customers from facilities in the Africa segment in the three months ended June 29, 2014, were $14.0 million, a decrease of $4.8 million or 25.5% from $18.8 million in the three months ended June 30, 2013. Net sales in the second quarter of 2014 were negatively impacted by $1.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $3.4 million or 18.1% due to changes in unit volume and average unit price. Net sales decreased by $9.1 million or 48.4% due to lower unit volumes in the second quarter of 2014 compared to the 2013 period, primarily due to the explosion at the Estcourt Mill that caused a disruption in production for several weeks in June. Changes in average unit price in the second quarter of 2014 increased net sales by $5.7 million or 30.3% compared to the 2013 period.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt Mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately half of our desired output. Additional capacity is scheduled to come online during August 2014 which management believes will restore production to about 75% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption.

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 84.0% and 85.7% for the three months ended June 29, 2014, and June 30, 2013, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Additionally, overhead, material cost of sales, depreciation, distribution and direct labor costs as a percentage of net sales in the second quarter of 2014 decreased 0.5%, 0.4%, 0.4%, 0.3% and 0.1%, respectively, compared to the 2013 period.
Selling, General and Administration Expenses
In the three months ended June 29, 2014, selling, general and administration expenses, as a percentage of net sales, were 11.9%, compared to 12.4% in the three months ended June 30, 2013, a decrease of 50 basis points.
Selling, general and administration expenses in the three months ended June 29, 2014, were $58.5 million, an increase of $2.5 million from $56.0 million in the three months ended June 30, 2013. The increase was driven by $2.6 million of selling, general and administration expenses incurred in the Door-Stop operations during the second quarter of 2014. Also contributing to the increase was an additional $0.9 million of bad debt expense and $0.7 million of share based compensation expense in the second quarter of 2014 compared to the same period in 2013. These increases were partially offset by a reduction of $1.7 million in losses on disposals of property, plant and equipment.
Restructuring Costs
Restructuring costs in the three months ended June 29, 2014, were $0.6 million, compared to $1.8 million in the three months ended June 30, 2013. Restructuring costs in the second quarter of 2014 were related primarily to expenses incurred as part of the 2013 Restructuring Plan. Costs incurred in the second quarter of 2013 were related primarily to the 2012 Restructuring Plan.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the three months ended June 29, 2014, was $10.6 million, compared to $8.2 million in the three months ended June 30, 2013. This increase primarily relates to the additional interest incurred in the second quarter of 2014 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the three months ended June 29, 2014, was $1.3 million, compared to $(0.4) million in the three months ended June 30, 2013. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended June 29, 2014, increased by $1.8 million compared to the three months ended June 30, 2013. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $2.5 million recorded in the three months ended June 29, 2014, compared to $0.6 million in the three months ended June 30, 2013, resulting primarily from the recognition of $1.9 million of deferred tax assets through reversal of valuation allowances. It is also affected by discrete items that may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	Three Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$39,685	$5,028	$(663)	$44,050
Percentage of segment net sales	10.6%	4.9%	(4.7)%	9.0%

	Three Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$28,073	$4,294	$1,094	$33,461
Percentage of segment net sales	8.1%	4.9%	5.9%	7.4%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$39,685	$5,028	$(663)	$44,050
Less (plus):
Depreciation	9,549	4,083	904	14,536
Amortization	3,800	1,793	—	5,593
Share based compensation expense	2,797	—	—	2,797
Loss (gain) on disposal of property, plant and equipment	750	286	—	1,036
Restructuring costs	370	184	6	560
Interest expense (income), net	17,651	(7,089)	32	10,594
Other expense (income), net	(17)	1,323	—	1,306
Income tax expense (benefit)	1,647	(124)	(144)	1,379
Loss (income) from discontinued operations, net of tax	170	—	—	170
Net income (loss) attributable to non-controlling interest	499	—	—	499
Net income (loss) attributable to Masonite	$2,469	$4,572	$(1,461)	$5,580

	Three Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$28,073	$4,294	$1,094	$33,461
Less (plus):
Depreciation	10,675	4,018	958	15,651
Amortization	3,830	506	—	4,336
Share based compensation expense	2,081	—	—	2,081
Loss (gain) on disposal of property, plant and equipment	717	135	—	852
Impairment	1,904	—	—	1,904
Restructuring costs	59	1,703	—	1,762
Interest expense (income), net	15,786	(7,575)	(3)	8,208
Other expense (income), net	(597)	234	—	(363)
Income tax expense (benefit)	(1,206)	769	29	(408)
Loss (income) from discontinued operations, net of tax	44	—	—	44
Net income (loss) attributable to non-controlling interest	605	—	—	605
Net income (loss) attributable to Masonite	$(5,825)	$4,504	$110	$(1,211)
Adjusted EBITDA in our North America segment increased $11.6 million, or 41.3%, to $39.7 million in the three months ended June 29, 2014, from $28.1 million in the three months ended June 30, 2013. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $12.6 million and $13.0 million in the second quarter of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment increased $0.7 million, or 16.3%, to $5.0 million in the three months ended June 29, 2014, from $4.3 million in the three months ended June 30, 2013. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $0.6 million and $0.7 million in the second quarter of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $1.8 million to $(0.7) million in three months ended June 29, 2014, from $1.1 million in the three months ended June 30, 2013, primarily due to the explosion at the Estcourt Mill that caused a disruption in production for several weeks in June. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $0.7 million in both the second quarter of 2014 and 2013. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Six Months Ended June 29, 2014, Compared with Six Months Ended June 30, 2013
Net Sales
Net sales in the six months ended June 29, 2014, were $912.6 million, an increase of $35.0 million or 4.0% from $877.6 million in the six months ended June 30, 2013. Net sales in the first six months of 2014 were negatively impacted by $9.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $44.0 million or 5.0% due to changes in unit volume, average unit price and sales of other products. Changes in average unit price increased net sales in the first six months of 2014 by $49.2 million or 5.6%. The increase was partially offset due to lower unit volumes in the first six months of 2014, which decreased net sales by $3.6 million or 0.4%. Additionally, net sales of other products were $1.6 million lower in the first six months of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the six months ended June 29, 2014, was 71.4% and 28.6%, respectively, compared to 74.2% and 25.8% in the six months ended June 30, 2013. The decrease in our interior products as a percentage of net sales was primarily due to the closure of our business in Poland, which primarily produced interior products. Additionally, the increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products.
Net Sales and Percentage of Net Sales by Principal Geographic Region

	Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013
North America	$687,642	$666,377
North America intersegment	(516)	(358)
North America net sales to external customers	$687,126	$666,019
Percentage of net sales	75.3%	75.9%

Europe, Asia and Latin America	$211,279	$184,649
Europe, Asia and Latin America intersegment	(13,132)	(8,330)
Europe, Asia and Latin America net sales to external customers	$198,147	$176,319
Percentage of net sales	21.7%	20.1%

Africa	$27,363	$35,319
Africa intersegment	—	(40)
Africa net sales to external customers	$27,363	$35,279
Percentage of net sales	3.0%	4.0%

Net sales to external customers	$912,636	$877,617

MASONITE INTERNATIONAL CORPORATION

North America
Net sales to external customers from facilities in the North America segment in the six months ended June 29, 2014, were $687.1 million, an increase of $21.1 million or 3.2% from $666.0 million in the six months ended June 30, 2013. Net sales in the first six months of 2014 were negatively impacted by $11.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $33.0 million or 5.0% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the first six months of 2014 by $31.6 million or 4.7% compared to the 2013 period. Also contributing to this increase were higher unit volumes in the first six months of 2014, which increased net sales by $4.3 million or 0.6% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $2.9 million or 0.4% lower in the first six months of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the six months ended June 29, 2014, was 67.5% and 32.5%, respectively, compared to 69.4% and 30.6% in the six months ended June 30, 2013. The decreased proportion of net sales of our interior products was primarily driven by a reduction in both non-residential door sales and external sales of door components.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the six months ended June 29, 2014, were $198.1 million, an increase of $21.8 million or 12.4% from $176.3 million in the six months ended June 30, 2013. Net sales in the first six months of 2014 were positively impacted by $7.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $14.6 million or 8.3% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the first six months of 2014 by $8.1 million or 4.6% compared to the 2013 period. Also contributing to this increase were higher unit volumes in the first six months of 2014, which increased net sales by $5.2 million or 2.9% compared to the 2013 period, primarily driven by the incremental sales from the Door-Stop acquisition. Additionally, net sales of other products to external customers were $1.3 million or 0.7% higher in 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products for the six months ended June 29, 2014, was 81.1% and 18.9%, respectively, compared to 87.3% and 12.7% in the six months ended June 30, 2013. The decrease in our interior products as a percentage of net sales was primarily due to the closure of our business in Poland, which primarily produced interior products. Additionally, the increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products.
Africa
Net sales to external customers from facilities in the Africa segment in the six months ended June 29, 2014, were $27.4 million, a decrease of $7.9 million or 22.4% from $35.3 million in the six months ended June 30, 2013. Net sales in the first six months of 2014 were negatively impacted by $4.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $3.6 million or 10.2% due to changes in unit volume and average unit price. Net sales decreased by $13.1 million or 37.1% due to lower unit volumes in the first six months of 2014 compared to the 2013 period, primarily due to the explosion at the Estcourt Mill that caused a disruption in production for several weeks in June. Changes in average unit price in the first six months of 2014 increased net sales by $9.5 million or 26.9% compared to the 2013 period.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt Mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately half of our desired output. Additional capacity is scheduled to come online during August 2014 which management believes will restore production to about 75% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 85.6% and 86.9% for the six months ended June 29, 2014, and June 30, 2013, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Additionally, material cost of sales, depreciation, distribution costs and overhead as a percentage of net sales in the second quarter of 2014 decreased 0.9%, 0.3%, 0.2% and 0.1% respectively, over the 2013 period. These were partially offset by an increase of 0.2% in direct labor as a percentage of net sales in the first six months of 2014 over the 2013 period, which was primarily due to production disruptions in the United States caused by harsh winter conditions experienced during the first three months of 2014.
Selling, General and Administration Expenses
In the six months ended June 29, 2014, selling, general and administration expenses, as a percentage of net sales, were 12.7%, compared to 11.7% in the six months ended June 30, 2013, an increase of 100 basis points.
Selling, general and administration expenses in the six months ended June 29, 2014, were $116.3 million, an increase of $13.3 million from $103.0 million in the six months ended June 30, 2013. This increase was partially driven by receipt of the net business interruption insurance claim recovery of $4.5 million in the first quarter of 2013. Excluding the receipt of the net business interruption insurance claim recovery in 2013, selling, general and administration expenses would have increased $8.8 million in the first six months of 2014 compared to the first six months of 2013. The increase was driven by $3.3 million of selling, general and administration expenses incurred in the Door-Stop operations during the first six months of 2014. Also contributing to the increase was an additional $1.8 million in personnel costs, $1.5 million of bad debt expense, $1.2 million of share based compensation expense and other increases of $1.0 million.
Restructuring Costs
Restructuring costs in the six months ended June 29, 2014, were $1.3 million, compared to $3.2 million in six months ended June 30, 2013. Restructuring costs in the first six months of 2014 were related primarily to expenses incurred as part of the 2013 Restructuring Plan. Costs incurred in the first six months of 2013 were related primarily to the 2012 Restructuring Plan.
Interest Expense, Net
Interest expense, net, in the six months ended June 29, 2014, was $20.6 million, compared to $16.5 million in the six months ended June 30, 2013. This increase primarily relates to the additional interest incurred in the first six months of 2014 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the six months ended June 29, 2014, was $1.5 million, compared to $(0.5) million in the six months ended June 30, 2013. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Our income tax expense in the six months ended June 29, 2014, increased $2.8 million compared to the six months ended June 30, 2013. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $2.8 million recorded in the six months ended June 29, 2014, compared to $0.9 million in the six months ended June 30, 2013, resulting primarily from the recognition of $1.9 million of deferred tax assets through reversal of valuation allowances. It is also affected by discrete items that may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	Six Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$55,688	$8,062	$18	$63,768
Percentage of segment net sales	8.1%	4.1%	0.1%	7.0%

	Six Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$48,555	$8,919	$2,164	$59,638
Percentage of segment net sales	7.3%	5.0%	6.2%	6.8%

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Six Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$55,688	$8,062	$18	$63,768
Less (plus):
Depreciation	19,481	8,705	1,796	29,982
Amortization	9,165	2,119	—	11,284
Share based compensation expense	5,080	—	—	5,080
Loss (gain) on disposal of property, plant and equipment	1,524	599	—	2,123
Restructuring costs	402	873	6	1,281
Interest expense (income), net	34,898	(14,391)	80	20,587
Other expense (income), net	(158)	1,645	—	1,487
Income tax expense (benefit)	1,440	211	(253)	1,398
Loss (income) from discontinued operations, net of tax	312	—	—	312
Net income (loss) attributable to non-controlling interest	1,240	—	—	1,240
Net income (loss) attributable to Masonite	$(17,696)	$8,301	$(1,611)	$(11,006)

MASONITE INTERNATIONAL CORPORATION

	Six Months Ended June 30, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$48,555	$8,919	$2,164	$59,638
Less (plus):
Depreciation	22,185	8,033	1,959	32,177
Amortization	7,589	1,017	—	8,606
Share based compensation expense	3,911	—	—	3,911
Loss (gain) on disposal of property, plant and equipment	832	130	—	962
Impairment	1,904	—	—	1,904
Restructuring costs	1,030	2,172	—	3,202
Interest expense (income), net	31,517	(15,075)	16	16,458
Other expense (income), net	(538)	17	—	(521)
Income tax expense (benefit)	(2,622)	1,134	44	(1,444)
Loss (income) from discontinued operations, net of tax	134	—	—	134
Net income (loss) attributable to non-controlling interest	1,285	—	—	1,285
Net income (loss) attributable to Masonite	$(18,672)	$11,491	$145	$(7,036)
Adjusted EBITDA in our North America segment increased $7.1 million, or 14.6%, to $55.7 million in the six months ended June 29, 2014, from $48.6 million in the six months ended June 30, 2013. Adjusted EBITDA in our North America segment included a net business interruption claim recovery of $4.5 million in 2013. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $26.1 million and $24.4 million in the first six months of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $0.8 million, or 9.0%, to $8.1 million in the six months ended June 29, 2014, from $8.9 million in the six months ended June 30, 2013. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $1.3 million and $1.4 million in the first six months of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $2.2 million, or 100.0%, to zero in the six months ended June 29, 2014, from $2.2 million in the six months ended June 30, 2013, primarily due to the explosion at the Estcourt Mill that caused a disruption in production for several weeks in June. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $1.3 million and $1.1 million in the first six months of 2014 and 2013. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program, or AR Sales Program, and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of June 29, 2014, we had $187.5 million of cash and cash equivalents, availability under our ABL Facility of $122.9 million and availability under our AR Sales Program of $14.3 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash flows from Operating Activities
Cash provided by operating activities was $25.7 million during the six months ended June 29, 2014. This amount is primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $41.3 million and share based compensation expense of $5.1 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $50.9 million primarily due to operational issues encountered during the implementation of a new accounts payable processing system which have temporarily extended payments beyond our normal trade terms. These inflows were partially offset by our net loss of $9.8 million, an increase in accounts receivable of $38.5 million, an increase in inventories of $22.9 million and other operating outflows of $0.4 million.
Cash provided by operating activities of continuing operations was $2.5 million during the six months ended June 30, 2013. This amount is primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $40.8 million, share based compensation costs of $3.9 million and loss on sale and impairment of property, plant and equipment of $2.9 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $6.7 million. These cash inflows were partially offset by our net loss of $5.8 million, noncash deferred income tax benefit of $2.2 million, an increase in accounts receivable of $24.0 million correlating to our increased sales, an increase in inventories of $14.2 million, an increase in prepaid expenses of $3.2 million, a net cash outflow from changes in other assets and liabilities of $1.7 million and other operating outflows of $0.7 million.

Cash flows from Investing Activities
Cash used in investing activities was $71.4 million during the six months ended June 29, 2014. The primary uses of cash in investing activities were cash used in the acquisition of Door-Stop of $50.4 million, additions to property, plant and equipment of $20.0 million and other investing outflows of $1.0 million.
Cash used in investing activities was $28.1 million during the six months ended June 30, 2013. The primary uses of cash in investing activities were additions to property, plant and equipment of $16.3 million, an increase of restricted cash of $13.7 million, primarily due to the cash consideration paid for the Masisa acquisition subsequent to the period end which was classified as restricted cash on the condensed consolidated balance sheets, and other investing outflows of $1.4 million. These outflows were partially offset by proceeds from sale of property, plant and equipment of $3.3 million.

Cash flows from Financing Activities
Cash provided by financing activities was $134.8 million during the six months ended June 29, 2014. The primary source of cash provided by financing activities was the proceeds from the January 2014 issuance of additional Senior Notes for $138.7 million. This cash inflow was partially offset by the payment of financing costs relating to these additional Senior Notes of $1.9 million and other financing outflows of $2.0 million.
Cash used from financing activities of continuing operations was $1.3 million during the six months ended June 30, 2013. The use of cash in financing activities was due to distributions to non-controlling interests.

Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider tuck-in and strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance. Additionally, as of June 29, 2014. we had assets held for sale at a book value of $3.5 million. Subsequent to June 29, 2014, we sold our remaining assets held for sale for a gain, which will be recognized in the third quarter of 2014.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada.

MASONITE INTERNATIONAL CORPORATION

However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of June 29, 2014, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "Senior Notes"). All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of seven companies since 2011 for aggregate consideration of $293.6 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $10.1 million and $19.6 million for the three and six months ended June 29, 2014, respectively, and was $7.9 million and $15.9 million for the three and six months ended June 30, 2013, respectively.

Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the Senior Notes under certain circumstances specified therein. The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture

MASONITE INTERNATIONAL CORPORATION

governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of both June 29, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.
ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of June 29, 2014, we had approximately $122.9 million of availability under the ABL Credit Facility.
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
The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both June 29, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the Senior Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $409.8 million and $759.9 million for the three and six months ended June 29, 2014, respectively, and $342.1 million and $710.3 million for the three and six months ended June 30, 2013, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $37.5 million and $52.2 million for the three and six months ended June 29, 2014, respectively, and $45.9 million and $19.3 million for the three and six months ended June 30, 2013, respectively.
Our non-guarantor subsidiaries had total assets of $1.5 billion and $1.4 billion as of June 29, 2014, and December 29, 2013, respectively; and total liabilities of $781.5 million and $718.8 million as of June 29, 2014, and December 29, 2013, respectively.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.

MASONITE INTERNATIONAL CORPORATION

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which amended ASC 740, "Income Taxes." This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss, a similar tax loss or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU was effective prospectively for reporting periods beginning after December 15, 2013, and early adoption was permitted. The adoption of this standard did not have a material impact on the presentation of our financial statements.

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which amended ASC 830, "Foreign Currency Matters." This ASU updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This ASU resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This ASU was effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The adoption of this standard did not have an impact on our financial statements. Any future impact of ASU 2013-05 on our financial position and results of operations will depend upon the nature and extent of future sales or dispositions of any entities that had created a cumulative translation adjustment.

Other Recent Accounting Pronouncements not yet Adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods; early application is not permitted. We are in the process of evaluating this guidance to determine the magnitude of its impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; early application is permitted. The adoption of this standard is not expected to have a material impact on the presentation of our financial statements.

MASONITE INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of June 29, 2014, or December 29, 2013.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of June 29, 2014, or December 29, 2013.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of June 29, 2014, or December 29, 2013, there were no outstanding borrowings under our ABL Facility.
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

MASONITE INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) that are designed to ensure that information required to be disclosed under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our principal executive officer and principal financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our "internal control over financial reporting" as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Please refer to Note 8 to our unaudited interim financial statements included as Part I, Item 1 to this Quarterly Report on Form 10-Q with respect to the exercise of warrants to purchase shares of common stock during the six months ended June 29, 2014.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 7, 2014	By	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.2
Form of Second Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014).

4.1
Amended and Restated Articles (incorporated by reference to Exhibit 4.1 to the Company's Registration Report on Form S-8 (File No. 333-196894) filed with the Securities and Exchange Commission on June 19, 2014).

10.2
Masonite International Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014).

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