Form 10-Q
period 2014-09-28
MASONITE INTERNATIONAL CORP
filed 2014-11-06
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
or
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
The registrant had outstanding 29,849,958 shares of Common Stock, no par value, as of November 3, 2014.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 28, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$476,124	$433,051	$1,388,760	$1,310,668
Cost of goods sold	409,894	374,082	1,190,937	1,136,629
Gross profit	66,230	58,969	197,823	174,039
Selling, general and administration expenses	53,855	51,386	170,149	154,378
Restructuring costs	9,913	1,265	11,194	4,467
Operating income (loss)	2,462	6,318	16,480	15,194
Interest expense (income), net	10,447	8,330	31,034	24,788
Other expense (income), net	(404)	(255)	1,083	(776)
Income (loss) from continuing operations before income tax expense (benefit)	(7,581)	(1,757)	(15,637)	(8,818)
Income tax expense (benefit)	2,004	(6,272)	3,402	(7,716)
Income (loss) from continuing operations	(9,585)	4,515	(19,039)	(1,102)
Income (loss) from discontinued operations, net of tax	(124)	(62)	(436)	(196)
Net income (loss)	(9,709)	4,453	(19,475)	(1,298)
Less: net income (loss) attributable to non-controlling interest	258	838	1,498	2,123
Net income (loss) attributable to Masonite	$(9,967)	$3,615	$(20,973)	$(3,421)

Earnings (loss) per common share attributable to Masonite:
Basic	$(0.34)	$0.13	$(0.70)	$(0.12)
Diluted	$(0.34)	$0.12	$(0.70)	$(0.12)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(0.34)	$0.13	$(0.69)	$(0.11)
Diluted	$(0.34)	$0.12	$(0.69)	$(0.11)

Comprehensive income (loss):
Net income (loss)	$(9,709)	$4,453	$(19,475)	$(1,298)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(23,780)	10,284	(23,911)	(13,577)
Amortization of actuarial net losses	—	349	—	1,047
Income tax benefit (expense) related to other comprehensive income (loss)	(427)	(136)	(1,046)	(408)
Other comprehensive income (loss), net of tax:	(24,207)	10,497	(24,957)	(12,938)
Comprehensive income (loss)	(33,916)	14,950	(44,432)	(14,236)
Less: comprehensive income (loss) attributable to non-controlling interest	(112)	962	1,020	1,737
Comprehensive income (loss) attributable to Masonite	$(33,804)	$13,988	$(45,452)	$(15,973)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	September 28, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$202,754	$100,873
Restricted cash	13,294	13,831
Accounts receivable, net	265,228	243,823
Inventories, net	234,300	218,348
Prepaid expenses	20,610	22,371
Assets held for sale	—	3,408
Income taxes receivable	3,663	3,250
Current deferred income taxes	19,691	17,840
Total current assets	759,540	623,744
Property, plant and equipment, net	598,679	630,279
Investment in equity investees	8,325	7,483
Goodwill	98,276	78,404
Intangible assets, net	215,062	203,714
Long-term deferred income taxes	18,116	23,363
Other assets, net	25,217	24,158
Total assets	$1,723,215	$1,591,145

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114,195	$98,936
Accrued expenses	154,817	128,924
Income taxes payable	662	732
Total current liabilities	269,674	228,592
Long-term debt	512,393	377,861
Long-term deferred income taxes	111,489	108,924
Other liabilities	44,108	50,206
Total liabilities	937,664	765,583
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 29,827,751 and 29,085,021 shares issued and outstanding as of September 28, 2014, and December 29, 2013, respectively.	655,150	646,196
Additional paid-in capital	227,479	230,306
Accumulated deficit	(81,150)	(60,177)
Accumulated other comprehensive income (loss)	(44,080)	(19,601)
Total equity attributable to Masonite	757,399	796,724
Equity attributable to non-controlling interests	28,152	28,838
Total equity	785,551	825,562
Total liabilities and equity	$1,723,215	$1,591,145

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(11,010)		(11,010)	2,050	(8,960)
Other comprehensive income (loss), net of tax					(617)	(617)	(761)	(1,378)
Dividends to non-controlling interests						—	(3,723)	(3,723)
Share based awards			7,752			7,752		7,752
Common shares issued for delivery of share based awards	1,141,247	12,286	(12,286)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(5,944)			(5,944)		(5,944)
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(20,973)		(20,973)	1,498	(19,475)
Other comprehensive income (loss), net of tax					(24,479)	(24,479)	(478)	(24,957)
Dividends to non-controlling interests						—	(1,706)	(1,706)
Share based awards			7,335			7,335		7,335
Common shares issued for delivery of share based awards	463,322	4,853	(4,853)			—		—
Common shares issued for exercise of warrants	279,408	4,101	(3,838)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(1,471)			(1,471)		(1,471)
Balances as of September 28, 2014	29,827,751	$655,150	$227,479	$(81,150)	$(44,080)	$757,399	$28,152	$785,551

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 28, 2014	September 29, 2013
Net income (loss)	$(19,475)	$(1,298)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	436	196
Non-cash loss on deconsolidation	6,174	—
Depreciation	45,824	47,682
Amortization	16,173	12,883
Share based compensation expense	7,335	5,752
Deferred income taxes	642	(8,826)
Unrealized foreign exchange loss (gain)	1,490	(298)
Share of loss (income) from equity investees, net of tax	(839)	(789)
Pension and post-retirement expense (funding), net	(4,853)	(4,608)
Non-cash accruals and interest	(1,915)	772
Loss (gain) on sale of property, plant and equipment	2,359	(1,810)
Impairment	1,403	1,904
Changes in assets and liabilities:
Accounts receivable	(32,283)	(18,091)
Inventories	(21,077)	(24,084)
Prepaid expenses	2,255	(2,577)
Accounts payable and accrued expenses	52,570	21,142
Other assets and liabilities	20	1,897
Net cash flow provided by (used in) operating activities	56,239	29,847
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	6,751	9,288
Additions to property, plant and equipment	(35,174)	(24,850)
Cash used in acquisitions, net of cash acquired	(50,355)	(15,082)
Loss on deconsolidation	(1,187)	—
Restricted cash	522	(1,369)
Other investing activities	(2,607)	(2,471)
Net cash flow provided by (used in) investing activities	(82,050)	(34,484)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	138,688	—
Payment of financing costs	(1,925)	—
Minimum tax withholding on share based awards	(1,471)	—
Distributions to non-controlling interests	(1,706)	(1,696)
Proceeds from exercise of common stock warrants	263	—
Return of capital paid	—	(1,321)
Net cash flow provided by (used in) financing activities	133,849	(3,017)
Net foreign currency translation adjustment on cash	(6,157)	(1,488)
Increase (decrease) in cash and cash equivalents	101,881	(9,142)
Cash and cash equivalents, beginning of period	100,873	122,314
Cash and cash equivalents, at end of period	$202,754	$113,172

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview and Significant Accounting Policies

Unless we state otherwise or the context otherwise requires, references to "Masonite," "we," "our," "us" and the "Company" in these notes to the condensed consolidated financial statements refer to Masonite International Corporation and its subsidiaries.

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 62 manufacturing and distribution facilities in 10 countries and sells doors to customers throughout the world, including the United States, Canada, the United Kingdom and France.

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

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13- and 39-week periods are referred to as three- and nine-month periods, respectively.

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

Other Recent Accounting Pronouncements not yet Adopted

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which amended ASC 205-40, "Presentation of Financial Statements - Going Concern". This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and to provide related footnote disclosures. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

The aggregate consideration paid for the Door-Stop acquisition was as follows:

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

The following schedule represents the amount of revenue and earnings from the Door-Stop acquisition which have been included in the consolidated statements of comprehensive income (loss) for the period indicated subsequent to the acquisition date:

(In thousands)	Three Months Ended September 28, 2014	Nine Months Ended September 28, 2014
Net sales	$11,883	$28,757
Net income (loss) attributable to Masonite	639	2,079

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

The aggregate consideration paid for the Chile acquisition was as follows:

(In thousands)	Chile Acquisition
Inventory	$5,174
Property, plant and equipment	6,228
Goodwill	316
Other assets and liabilities, net	508
Cash consideration	$12,226

Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Chile were not material for the three or nine months ended September 28, 2014, or September 29, 2013.

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

	Nine Months Ended September 28, 2014
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$1,388,760	$6,659	$1,395,419
Net income (loss) attributable to Masonite	(20,973)	624	(20,349)

Basic earnings (loss) per common share	$(0.70)		$(0.69)
Diluted earnings (loss) per common share	$(0.70)		$(0.69)

In the table above, amounts under the Door-Stop heading reflect pro forma results for the period prior to acquisition through the acquisition date of February 24, 2014. All actual results from Door-Stop subsequent to the acquisition date are reflected under the Masonite heading above.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 29, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$433,051	$9,380	$442,431
Net income (loss) attributable to Masonite	3,615	744	4,359

Basic earnings (loss) per common share	$0.13		$0.16
Diluted earnings (loss) per common share	$0.12		$0.15

	Nine Months Ended September 29, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$1,310,668	$27,017	$1,337,685
Net income (loss) attributable to Masonite	(3,421)	1,966	(1,455)

Basic earnings (loss) per common share	$(0.12)		$(0.05)
Diluted earnings (loss) per common share	$(0.12)		$(0.05)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 30, 2012	$78,122	$—	$78,122
Goodwill from 2013 acquisition	316	—	316
Foreign exchange fluctuations	(34)	—	(34)
December 29, 2013	78,404	—	78,404

Goodwill from 2014 acquisition	—	20,359	20,359
Foreign exchange fluctuations	(59)	(428)	(487)
September 28, 2014	$78,345	$19,931	$98,276

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	September 28, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,834	$(30,149)	$(1,229)	$76,456
Patents	28,428	(14,042)	(100)	14,286
Software	28,586	(18,398)	185	10,373
Other	12,198	(6,513)	(1,406)	4,279
	177,046	(69,102)	(2,550)	105,394
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(1,385)	109,668
Total intangible assets	$288,099	$(69,102)	$(3,935)	$215,062

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 29, 2013
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(21,171)	$(675)	$60,487
Patents	27,546	(12,105)	154	15,595
Software	27,266	(15,670)	299	11,895
Other	11,923	(5,457)	(1,432)	5,034
	149,068	(54,403)	(1,654)	93,011
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	914	110,703
Total intangible assets	$258,857	$(54,403)	$(740)	$203,714

Amortization of intangible assets was $5.0 million and $14.7 million for the three and nine months ended September 28, 2014, respectively, and was $4.3 million and $12.9 million for the three and nine months ended September 29, 2013, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of September 28, 2014, is as follows:

(In thousands)
Fiscal year:
2014 (remaining three months)	$4,922
2015	19,743
2016	18,276
2017	16,038
2018	12,732

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 44.8% and 44.4% of total accounts receivable as of September 28, 2014, and December 29, 2013, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of September 28, 2014, and December 29, 2013. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either September 28, 2014, or December 29, 2013. The allowance for doubtful accounts balance was $3.2 million and $3.8 million as of September 28, 2014, and December 29, 2013, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	September 28, 2014	December 29, 2013
Raw materials	$159,446	$151,065
Finished goods	74,854	67,283
Inventories, net	$234,300	$218,348

We carried an inventory provision of $7.3 million and $8.4 million as of September 28, 2014, and December 29, 2013, respectively. This provision is the result of obsolete or aged inventory.

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	September 28, 2014	December 29, 2013
Land	$48,354	$50,190
Buildings	187,259	192,782
Machinery and equipment	550,120	559,776
Property, plant and equipment, gross	785,733	802,748
Accumulated depreciation	(187,054)	(172,469)
Property, plant and equipment, net	$598,679	$630,279

Total depreciation expense was $15.8 million and $45.8 million in the three and nine months ended September 28, 2014, respectively, and was $15.5 million and $47.7 million in the three and nine months ended September 29, 2013, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately 80% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption, and we received $0.8 million in business interruption proceeds in September 2014 as an interim partial payment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Long-Term Debt

(In thousands)	September 28, 2014	December 29, 2013
8.25% Senior Notes due 2021	$500,000	$375,000
Unamortized premium on Senior Notes	12,393	2,809
Capital lease obligations and other long-term debt	—	52
Total long-term debt	$512,393	$377,861

Senior Notes

On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "Senior Notes"). As of September 28, 2014, we had outstanding $500.0 million aggregate principal amount of Senior Notes. All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of seven companies since 2011 for aggregate consideration of $293.6 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $9.8 million and $29.4 million for the three and nine months ended September 28, 2014, respectively, and was $8.0 million and $23.9 million for the three and nine months ended September 29, 2013, respectively.

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

The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 28, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on our common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of September 28, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share based compensation expense was $2.3 million and $7.3 million for the three and nine months ended September 28, 2014, respectively, and was $1.8 million and $5.8 million for the three and nine months ended September 29, 2013, respectively. As of September 28, 2014, the total remaining unrecognized compensation expense related to share based compensation amounted to $12.6 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance compensation award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that any material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of September 28, 2014, there were 1,836,909 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of September 28, 2014 the liability and asset relating to deferred compensation each had a fair value of $1.3 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of September 28, 2014, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was zero and $0.6 million in the three and nine months ended September 28, 2014, respectively, and was $1.4 million and $2.5 million in the three and nine months ended September 29, 2013, respectively.

Nine Months Ended September 28, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(407,668)		14.33
Cancelled	(20,622)		38.48
Outstanding, end of period	1,384,368	$47,748	$18.94	6.0

Exercisable, end of period	1,052,644	$39,495	$15.91	5.3

Nine Months Ended September 29, 2013
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Granted	212,550		32.68
Exercised	(116,135)		13.67
Cancelled	(42,887)		14.60
Outstanding, end of period	2,681,976	$41,478	$17.21	5.9

Exercisable, end of period	2,251,929	$38,567	$15.55	5.4

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

	Nine Months Ended
	September 28, 2014		September 29, 2013
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	618,963	$22.09	921,946	$17.75
Granted	193,940	54.65	324,358	23.80
Delivered	(137,527)		(460,512)
Withheld to cover (1)	(28,947)		(11,968)
Cancelled	(15,787)		(48,119)
Outstanding, end of period	630,642	$31.85	725,705	$21.19
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

Approximately one-half of the RSUs granted during the nine months ended September 28, 2014, vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the nine months ended September 28, 2014, was $10.6 million and is being recognized over the weighted average requisite service period of 1.8 years. During the nine months ended September 28, 2014, there were 166,474 RSUs vested at a fair value of $8.9 million.

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

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 were scheduled to expire on June 9, 2014 (the "2014 Warrants"), and 2,500,001 expire on June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provide the holders with a cashless exercise option. During the nine month period ended September 28, 2014, holders of the 2014 Warrants exercised 3,289,146 warrants resulting in the issuance of 279,408 new common shares to the holders for which we received cash proceeds of $0.3 million. The remaining 44,188 outstanding 2014 Warrants expired and were forfeited as of June 9, 2014. There has been no activity relating to the 2016 Warrants as of September 28, 2014. We have accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and reduce additional paid-in capital.

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

(In thousands)
Fiscal year:
2014 (remaining three months)	$3,825
2015	14,775
2016	11,100
2017	9,032
2018	8,257
Thereafter	51,504
Total future minimum lease payments	$98,493

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.1 million and $18.1 million for the three and nine months ended September 28, 2014, respectively, and was $6.1 million and $18.9 million and for the three and nine months ended September 29, 2013, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended
	September 28, 2014				September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Total
Israel Plan	$—	$9,664	$—	$9,664	$—	$—	$—
2013 Plan	107	7	1	115	—	131	131
2012 Plan	(27)	161	—	134	65	942	1,007
2009 and Prior Plans	—	—	—	—	—	127	127
Total Restructuring Costs	$80	$9,832	$1	$9,913	$65	$1,200	$1,265

	Nine Months Ended
	September 28, 2014				September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Total
Israel Plan	$—	$9,664	$—	$9,664	$—	$—	$—
2013 Plan	470	716	7	1,193	—	508	508
2012 Plan	12	325	—	337	1,095	2,484	3,579
2009 and Prior Plans	—	—	—	—	—	380	380
Total Restructuring Costs	$482	$10,705	$7	$11,194	$1,095	$3,372	$4,467

	Cumulative Amount Incurred Through
	September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Israel Plan	$—	$9,664	$—	$9,664
2013 Plan	2,878	3,724	1,149	7,751
2012 Plan	4,167	10,523	—	14,690
2011 Plan	856	3,718	—	4,574
2010 Plan	3,552	3,831	—	7,383
2009 and Prior Plans	1,741	2,117	—	3,858
Total Restructuring Costs	$13,194	$33,577	$1,149	$47,920

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “Israel Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it has become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.7 million of charges, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $2.1 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of September 28, 2014, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the Israel Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. As of September 28, 2014, we do not expect to incur any material future charges for the 2013 Restructuring Plan.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the "2012 Restructuring Plan"). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of September 28, 2014, we do not expect to incur any material future charges for the 2012 Restructuring Plan.

Prior years’ restructuring plans costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2009 and prior years (the "2009 and Prior Restructuring Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of September 28, 2014, we do not expect to incur any future charges for the 2009 and Prior Restructuring Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	Non-Cash Items	September 28, 2014
Israel Plan	$—	$—	$9,664	$1,187	$7,577	$900
2013 Plan	2,348	67	1,126	3,265	—	276
2012 Plans	714	211	126	604	—	447
2009 and Prior Plans	1,347	—	—	455	—	892
Total	$4,409	$278	$10,916	$5,511	$7,577	$2,515

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	December 30, 2012	Severance	Closure Costs	Cash Payments	September 29, 2013
2013 Plan	$—	$—	$508	$412	$96
2012 Plans	2,893	862	2,717	4,929	1,543
2009 and Prior Plans	1,675	353	27	962	1,093
Total	$4,568	$1,215	$3,252	$6,303	$2,732

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Current	$380	$308	$2,760	$1,110
Deferred	1,624	(6,580)	642	(8,826)
Income tax expense (benefit)	$2,004	$(6,272)	$3,402	$(7,716)

The effective tax rate differs from the Canadian federal statutory rate of 26.5% primarily due to changes in our income tax valuation allowances, tax exempt income, and earnings in foreign jurisdictions which are subject to lower tax rates.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $17.9 million and $16.9 million was required for our deferred income tax assets as of September 28, 2014, and December 29, 2013, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, and India. We expect to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of taxable income is reached.

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013
Transactions involving cash:
Interest paid	$20,946	$15,503
Interest received	486	388
Income taxes paid	4,475	5,171
Income tax refunds	406	687
Non-cash transactions:
Property, plant and equipment additions in accounts payable	3,016	1,160

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

Certain information with respect to geographic segments is as follows for the periods indicated:

(In thousands)	Three Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$370,216	$99,845	$12,134	$482,195
Intersegment sales	(158)	(5,913)	—	(6,071)
Net sales to external customers	$370,058	$93,932	$12,134	$476,124

Adjusted EBITDA	$36,329	$1,902	$(2,634)	$35,597

(In thousands)	Three Months Ended September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$333,116	$85,972	$18,051	$437,139
Intersegment sales	(22)	(4,066)	—	(4,088)
Net sales to external customers	$333,094	$81,906	$18,051	$433,051

Adjusted EBITDA	$25,115	$1,484	$1,833	$28,432

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	Nine Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,057,858	$311,124	$39,497	$1,408,479
Intersegment sales	(674)	(19,045)	—	(19,719)
Net sales to external customers	$1,057,184	$292,079	$39,497	$1,388,760

Adjusted EBITDA	$92,017	$9,964	$(2,616)	$99,365

(In thousands)	Nine Months Ended September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$999,493	$270,621	$53,370	$1,323,484
Intersegment sales	(380)	(12,396)	(40)	(12,816)
Net sales to external customers	$999,113	$258,225	$53,330	$1,310,668

Adjusted EBITDA	$73,670	$10,403	$3,997	$88,070

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Adjusted EBITDA	$35,597	$28,432	$99,365	$88,070
Less (plus):
Depreciation	15,842	15,505	45,824	47,682
Amortization	4,889	4,277	16,173	12,883
Share based compensation expense	2,255	1,841	7,335	5,752
Loss (gain) on disposal of property, plant and equipment	236	(2,772)	2,359	(1,810)
Impairment	—	—	—	1,904
Registration and listing fees	—	1,998	—	1,998
Restructuring costs	9,913	1,265	11,194	4,467
Interest expense (income), net	10,447	8,330	31,034	24,788
Other expense (income), net	(404)	(255)	1,083	(776)
Income tax expense (benefit)	2,004	(6,272)	3,402	(7,716)
Loss (income) from discontinued operations, net of tax	124	62	436	196
Net income (loss) attributable to non-controlling interest	258	838	1,498	2,123
Net income (loss) attributable to Masonite	$(9,967)	$3,615	$(20,973)	$(3,421)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of September 28, 2014, and December 29, 2013, was $534.4 million and $412.1 million, respectively, compared to a carrying value of $512.4 million and $377.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

On December 29, 2013, we had assets held for sale of $3.4 million. During the nine months ended September 28, 2014, foreign exchange fluctuations increased the value of foreign assets held for sale by $0.1 million. Also during the nine months ended September 28, 2014, we divested our last remaining asset held for sale, which had a book value of $3.5 million. The sale of this location resulted in the recognition of a gain of $1.0 million representing the excess of the consideration received over the book value of the divested assets, resulting in a balance of zero in assets held for sale as of September 28, 2014. Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell and are revalued at each reporting date. This valuation is performed on a regular basis and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. The related charges due to revaluation were not material in the three and nine months ended September 28, 2014, or September 29, 2013.

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

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share information)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income (loss) attributable to Masonite	$(9,967)	$3,615	$(20,973)	$(3,421)
Income (loss) from discontinued operations, net of tax	(124)	(62)	(436)	(196)
Income (loss) from continuing operations attributable to Masonite	$(9,843)	$3,677	$(20,537)	$(3,225)

Shares used in computing basic earnings per share	29,731,769	28,021,671	29,477,880	28,081,966
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	—	1,873,361	—	—
Shares used in computing diluted earnings per share	29,731,769	29,895,032	29,477,880	28,081,966

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.34)	$0.13	$(0.69)	$(0.11)
Discontinued operations attributable to Masonite, net of tax	—	—	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$(0.34)	$0.13	$(0.70)	$(0.12)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.34)	$0.12	$(0.69)	$(0.11)
Discontinued operations attributable to Masonite, net of tax	—	—	(0.01)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$(0.34)	$0.12	$(0.70)	$(0.12)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	2,500,001	5,833,335	2,500,001	5,833,335
Stock appreciation rights	672,362	—	665,155	1,271,349
Restricted stock units	412,544	—	465,728	563,952

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three and nine months ended September 28, 2014, and the nine months ended September 29, 2013, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Accumulated foreign exchange gains (losses), beginning of period	$(9,439)	$(20,813)	$(8,797)	$2,538
Foreign exchange gain (loss)	(23,780)	10,284	(23,911)	(13,577)
Income tax benefit (expense) on foreign exchange gain (loss)	(427)	—	(1,046)	—
Less: foreign exchange gain (loss) attributable to non-controlling interest	(370)	124	(478)	(386)
Accumulated foreign exchange gains (losses), end of period	(33,276)	(10,653)	(33,276)	(10,653)

Accumulated amortization of actuarial net losses, beginning of period	1,890	1,463	1,890	1,037
Amortization of actuarial net losses	—	349	—	1,047
Income tax benefit (expense) on amortization of actuarial net losses	—	(136)	—	(408)
Accumulated amortization of actuarial net losses, end of period	1,890	1,676	1,890	1,676

Accumulated pension and other post-retirement adjustments	(12,694)	(22,559)	(12,694)	(22,559)

Accumulated other comprehensive income (loss)	$(44,080)	$(31,536)	$(44,080)	$(31,536)

Other comprehensive income (loss), net of tax:	$(24,207)	$10,497	$(24,957)	$(12,938)
Less: other comprehensive income (loss) attributable to non-controlling interest	(370)	124	(478)	(386)
Other comprehensive income (loss) attributable to Masonite	$(23,837)	$10,373	$(24,479)	$(12,552)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of September 28, 2014, and December 29, 2013, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	September 28, 2014	December 29, 2013
Current assets	$12,968	$9,524
Property, plant and equipment, net	18,045	19,543
Long-term deferred income taxes	15,086	14,998
Other assets, net	2,328	2,363
Current liabilities	(2,951)	(2,916)
Other long-term liabilities	(5,825)	(5,746)
Non-controlling interest	(7,109)	(7,093)
Net assets of the VIE consolidated by Masonite	$32,542	$30,673

Current assets include $7.1 million and $4.3 million of cash and cash equivalents as of September 28, 2014, and December 29, 2013, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended September 28, 2014, and September 29, 2013. In this MD&A, "Masonite," "we," "us," "our," and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the nine months ended September 28, 2014, 76.1% of our net sales were in North America, 21.1% in Europe, Asia and Latin America and 2.8% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the nine months ended September 28, 2014, sales of interior and exterior products accounted for 70.7% and 29.3% of net sales, respectively.
We operate 62 manufacturing and distribution facilities in 10 countries in North America, South America, Europe, Africa and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the nine months ended September 28, 2014, we generated net sales of $1,057.2 million, $292.1 million and $39.5 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

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
On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “Israel Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it has become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.7 million of charges, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $2.1 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of September 28, 2014, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the Israel Plan. The Israel Plan is estimated to increase our annual earnings and cash flows by approximately $4 million.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are expected to be substantially completed during 2014. As of September 28, 2014, we do not expect to incur any material future charges for the 2013 Restructuring Plan. The 2013 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the commercial and architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the "2012 Restructuring Plan"). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of September 28, 2014, we do not expect to incur any material future charges for the 2012 Restructuring Plan. The 2012 Restructuring Plans are estimated to increase our annual earnings and cash flows by approximately $10 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended September 28, 2014, approximately 41.0% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country.

MASONITE INTERNATIONAL CORPORATION

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
Other Matters
On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately 80% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption, and we received $0.8 million in business interruption proceeds in September 2014 as an interim partial payment.
Acquisitions
In the past several years, we have pursued strategic tuck-in acquisitions targeting companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies:

•
Door-Stop: On February 24, 2014, we completed the acquisition of Door-Stop for total consideration of approximately $50.4 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The Door-Stop acquisition complements our existing exterior fiberglass business.

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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

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
Interest Expense, Net
Interest expense, net relates primarily to our $500.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, $125.0 million, $100.0 million and $275.0 million of which were issued on January 21, 2014; March 9, 2012; and April 15, 2011, respectively. The transaction costs were capitalized as deferred financing costs and are being amortized to interest expense over their term. The senior notes issued on January 21, 2014, and March 9, 2012, were issued at 108.75% and 103.50%, of the principal amount, respectively and resulted in a premium from the issuance that will be amortized to interest expense over their term. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility both of which are recorded in interest expense as incurred.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$476,124	$433,051	$1,388,760	$1,310,668
Cost of goods sold	409,894	374,082	1,190,937	1,136,629
Gross profit	66,230	58,969	197,823	174,039
Gross profit as a % of net sales	13.9%	13.6%	14.2%	13.3%
Selling, general and administration expenses	53,855	51,386	170,149	154,378
Restructuring costs	9,913	1,265	11,194	4,467
Operating income (loss)	2,462	6,318	16,480	15,194
Interest expense (income), net	10,447	8,330	31,034	24,788
Other expense (income), net	(404)	(255)	1,083	(776)
Income (loss) from continuing operations before income tax expense (benefit)	(7,581)	(1,757)	(15,637)	(8,818)
Income tax expense (benefit)	2,004	(6,272)	3,402	(7,716)
Income (loss) from continuing operations	(9,585)	4,515	(19,039)	(1,102)
Income (loss) from discontinued operations, net of tax	(124)	(62)	(436)	(196)
Net income (loss)	(9,709)	4,453	(19,475)	(1,298)
Less: net income (loss) attributable to non-controlling interest	258	838	1,498	2,123
Net income (loss) attributable to Masonite	$(9,967)	$3,615	$(20,973)	$(3,421)
Three Months Ended September 28, 2014, Compared with Three Months Ended September 29, 2013
Net Sales
Net sales in the three months ended September 28, 2014, were $476.1 million, an increase of $43.0 million or 9.9% from $433.1 million in the three months ended September 29, 2013. Net sales in the third quarter of 2014 were negatively impacted by $2.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $45.5 million or 10.5% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in the third quarter of 2014 increased net sales by $28.7 million or 6.6% and changes in average unit price increased net sales in the third quarter of 2014 by $19.0 million or 4.4%. Partially offsetting these increases, net sales of other products were $2.2 million lower in the third quarter of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the three months ended September 28, 2014, was 69.2% and 30.8%, respectively, compared to 73.6% and 26.4% in the three months ended September 29, 2013. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products as well as the closure of our business in Poland, which primarily produced interior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	September 28, 2014	September 29, 2013
North America	$370,216	$333,116
North America intersegment	(158)	(22)
North America net sales to external customers	$370,058	$333,094
Percentage of net sales	77.7%	76.9%

Europe, Asia and Latin America	$99,845	$85,972
Europe, Asia and Latin America intersegment	(5,913)	(4,066)
Europe, Asia and Latin America net sales to external customers	$93,932	$81,906
Percentage of net sales	19.7%	18.9%

Africa	$12,134	$18,051
Africa intersegment	—	—
Africa net sales to external customers	$12,134	$18,051
Percentage of net sales	2.6%	4.2%

Net sales to external customers	$476,124	$433,051

North America
Net sales to external customers from facilities in the North America segment in the three months ended September 28, 2014, were $370.1 million, an increase of $37.0 million or 11.1% from $333.1 million in the three months ended September 29, 2013. Net sales in the third quarter of 2014 were negatively impacted by $3.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $40.7 million or 12.2% due to changes in unit volume, average unit price and sales of other products. Unit volumes in the third quarter of 2014 increased net sales by $28.4 million or 8.5% compared to the 2013 period. Average unit price increased net sales in the third quarter of 2014 by $14.1 million or 4.2% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $1.8 million or 0.5% lower in the third quarter of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the three months ended September 28, 2014, was 66.0% and 34.0%, respectively, compared to 68.6% and 31.4% in the three months ended September 29, 2013. The increased proportion of net sales of our exterior products was primarily driven by increased sales of exterior doors in our residential businesses and a reduction of external sales of door components.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended September 28, 2014, were $93.9 million, an increase of $12.0 million or 14.7% from $81.9 million in the three months ended September 29, 2013. Net sales in the third quarter of 2014 were positively impacted by $2.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $10.0 million or 12.2% due to changes in unit volume, average unit price and sales of other products. Unit volumes in the third quarter of 2014 increased net sales by $7.8 million or 9.5% compared to the 2013 period, primarily driven by the incremental sales from the Door-Stop acquisition. Average unit price increased net sales in the third quarter of 2014 by $2.6 million or 3.2% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $0.4 million or 0.5% lower in 2014 compared to the 2013 period.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the three months ended September 28, 2014, was 78.2% and 21.8%, respectively, compared to 88.2% and 11.8% in the three months ended September 29, 2013. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products as well as the closure of our business in Poland, which primarily produced interior products.
Africa
Net sales to external customers from facilities in the Africa segment in the three months ended September 28, 2014, were $12.1 million, a decrease of $6.0 million or 33.1% from $18.1 million in the three months ended September 29, 2013. Net sales in the third quarter of 2014 were negatively impacted by $0.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $5.1 million or 28.2% due to changes in unit volume and average unit price. Net sales decreased by $7.5 million or 41.4% due to lower unit volumes in the third quarter of 2014 compared to the 2013 period, primarily due to the explosion at the Estcourt mill that caused our production capacity to be reduced in the third quarter of 2014. Changes in average unit price in the third quarter of 2014 increased net sales by $2.4 million or 13.3% compared to the 2013 period.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately 80% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption, and we received $0.8 million in business interruption proceeds in September 2014 as an interim partial payment.

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 86.1% and 86.4% for the three months ended September 28, 2014, and September 29, 2013, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Additionally, overhead was negatively impacted by 0.5%, as a percentage of net sales, due to charges taken related to quality and inventory obsolescence issues in the Europe, Asia and Latin America segment during the third quarter of 2014. Depreciation and distribution as a percentage of net sales in the third quarter of 2014 decreased 0.3% and 0.1%, respectively, compared to the 2013 period. Additionally, overhead and material cost of sales were flat and direct labor as a percentage of sales increased 0.1% compared to the 2013 period.
Selling, General and Administration Expenses
In the three months ended September 28, 2014, selling, general and administration expenses, as a percentage of net sales, were 11.3%, compared to 11.9% in the three months ended September 29, 2013, a decrease of 60 basis points.
Selling, general and administration expenses in the three months ended September 28, 2014, were $53.9 million, an increase of $2.5 million from $51.4 million in the three months ended September 29, 2013. The increase was driven by $2.4 million of selling, general and administration expenses incurred in the Door-Stop operations during the third quarter of 2014 and an additional $3.1 million in losses on disposals of property, plant and equipment in the third quarter of 2014 compared to the same period in 2013. These increases were partially offset by a reduction of $1.9 million of personnel costs, $0.8 million of business interruption insurance proceeds related to the explosion at the Estcourt mill in South Africa and other decreases of $0.3 million.

Restructuring Costs
Restructuring costs in the three months ended September 28, 2014, were $9.9 million, compared to $1.3 million in the three months ended September 29, 2013. Restructuring costs in the third quarter of 2014 were related primarily to expenses incurred as part of the Israel Plan. Costs incurred in the third quarter of 2013 were related primarily to the 2012 Restructuring Plan.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the three months ended September 28, 2014, was $10.4 million, compared to $8.3 million in the three months ended September 29, 2013. This increase primarily relates to the additional interest incurred in the third quarter of 2014 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the three months ended September 28, 2014, was $(0.4) million, compared to $(0.3) million in the three months ended September 29, 2013. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended September 28, 2014, increased by $8.3 million compared to the three months ended September 29, 2013. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $0.8 million recorded in the three months ended September 28, 2014, compared to $1.5 million in the three months ended September 29, 2013. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	Three Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$36,329	$1,902	$(2,634)	$35,597
Percentage of segment net sales	9.8%	2.0%	(21.7)%	7.5%

	Three Months Ended September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$25,115	$1,484	$1,833	$28,432
Percentage of segment net sales	7.5%	1.8%	10.2%	6.6%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$36,329	$1,902	$(2,634)	$35,597
Less (plus):
Depreciation	9,344	5,328	1,170	15,842
Amortization	3,782	1,107	—	4,889
Share based compensation expense	2,255	—	—	2,255
Loss (gain) on disposal of property, plant and equipment	1,165	(929)	—	236
Restructuring costs	80	9,832	1	9,913
Interest expense (income), net	17,377	(6,967)	37	10,447
Other expense (income), net	(287)	(117)	—	(404)
Income tax expense (benefit)	3,422	(12)	(1,406)	2,004
Loss (income) from discontinued operations, net of tax	124	—	—	124
Net income (loss) attributable to non-controlling interest	258	—	—	258
Net income (loss) attributable to Masonite	$(1,191)	$(6,340)	$(2,436)	$(9,967)

	Three Months Ended September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$25,115	$1,484	$1,833	$28,432
Less (plus):
Depreciation	10,679	3,910	916	15,505
Amortization	3,797	480	—	4,277
Share based compensation expense	1,841	—	—	1,841
Loss (gain) on disposal of property, plant and equipment	240	(3,012)	—	(2,772)
Registration and listing fees	1,998	—	—	1,998
Restructuring costs	65	1,200	—	1,265
Interest expense (income), net	15,776	(7,482)	36	8,330
Other expense (income), net	61	(316)	—	(255)
Income tax expense (benefit)	(6,331)	(180)	239	(6,272)
Loss (income) from discontinued operations, net of tax	62	—	—	62
Net income (loss) attributable to non-controlling interest	838	—	—	838
Net income (loss) attributable to Masonite	$(3,911)	$6,884	$642	$3,615
Adjusted EBITDA in our North America segment increased $11.2 million, or 44.6%, to $36.3 million in the three months ended September 28, 2014, from $25.1 million in the three months ended September 29, 2013. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $10.9 million and $11.8 million in the third quarter of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment increased $0.4 million, or 26.7%, to $1.9 million in the three months ended September 28, 2014, from $1.5 million in the three months ended September 29, 2013. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $0.6 million and $0.7 million in the third quarter of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $4.4 million to $(2.6) million in three months ended September 28, 2014, from $1.8 million in the three months ended September 29, 2013, primarily due to the explosion at the Estcourt mill that caused a disruption in production for several weeks in 2014. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $0.6 million and $0.6 million the third quarter of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Nine Months Ended September 28, 2014, Compared with Nine Months Ended September 29, 2013
Net Sales
Net sales in the nine months ended September 28, 2014, were $1,388.8 million, an increase of $78.1 million or 6.0% from $1,310.7 million in the nine months ended September 29, 2013. Net sales in the first nine months of 2014 were negatively impacted by $11.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $89.5 million or 6.8% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the first nine months of 2014 by $68.2 million or 5.2% compared to the 2013 period. Also contributing to this increase were higher unit volumes in the first nine months of 2014, which increased net sales by $25.1 million or 1.9% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $3.8 million or 0.3% lower in the first nine months of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the nine months ended September 28, 2014, was 70.7% and 29.3%, respectively, compared to 74.0% and 26.0% in the nine months ended September 29, 2013. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products as well as the closure of our business in Poland, which primarily produced interior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013
North America	$1,057,858	$999,493
North America intersegment	(674)	(380)
North America net sales to external customers	$1,057,184	$999,113
Percentage of net sales	76.1%	76.2%

Europe, Asia and Latin America	$311,124	$270,621
Europe, Asia and Latin America intersegment	(19,045)	(12,396)
Europe, Asia and Latin America net sales to external customers	$292,079	$258,225
Percentage of net sales	21.1%	19.7%

Africa	$39,497	$53,370
Africa intersegment	—	(40)
Africa net sales to external customers	$39,497	$53,330
Percentage of net sales	2.8%	4.1%

Net sales to external customers	$1,388,760	$1,310,668

North America
Net sales to external customers from facilities in the North America segment in the nine months ended September 28, 2014, were $1,057.2 million, an increase of $58.1 million or 5.8% from $999.1 million in the nine months ended September 29, 2013. Net sales in the first nine months of 2014 were negatively impacted by $15.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $73.7 million or 7.4% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the first nine months of 2014 by $45.7 million or 4.6% compared to the 2013 period. Also contributing to this increase were higher unit volumes in the first nine months of 2014, which increased net sales by $32.7 million or 3.3% compared to the 2013 period. Partially offsetting these increases, net sales of other products to external customers were $4.7 million or 0.5% lower in the first nine months of 2014 compared to the 2013 period.
The proportion of net sales from interior and exterior products in the nine months ended September 28, 2014, was 66.9% and 33.1%, respectively, compared to 69.1% and 30.9% in the nine months ended September 29, 2013. The increased proportion of net sales of our exterior products was primarily driven by a reduction in both non-residential door sales and external sales of door components.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the nine months ended September 28, 2014, were $292.1 million, an increase of $33.9 million or 13.1% from $258.2 million in the nine months ended September 29, 2013. Net sales in the first nine months of 2014 were positively impacted by $9.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $24.6 million or 9.5% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the first nine months of 2014 by $10.7 million or 4.1% compared to the 2013 period. Also contributing to this increase were higher unit volumes in the first nine months of 2014, which increased net sales by $13.0 million or 5.0% compared to the 2013 period, primarily driven by the incremental sales from the Door-Stop acquisition. Additionally, net sales of other products to external customers were $0.9 million or 0.3% higher in 2014 compared to the 2013 period.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the nine months ended September 28, 2014, was 80.1% and 19.9%, respectively, compared to 87.5% and 12.5% in the nine months ended September 29, 2013. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products as well as the closure of our business in Poland, which primarily produced interior products.
Africa
Net sales to external customers from facilities in the Africa segment in the nine months ended September 28, 2014, were $39.5 million, a decrease of $13.8 million or 25.9% from $53.3 million in the nine months ended September 29, 2013. Net sales in the first nine months of 2014 were negatively impacted by $5.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $8.7 million or 16.3% due to changes in unit volume and average unit price. Net sales decreased by $20.6 million or 38.6% due to lower unit volumes in the first nine months of 2014 compared to the 2013 period, primarily due to the explosion at the Estcourt mill that caused a disruption in production for several weeks in 2014. Changes in average unit price in the first nine months of 2014 increased net sales by $11.9 million or 22.3% compared to the 2013 period.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at approximately 80% of pre-incident levels with the balance expected to be restored during the fourth quarter of 2014. We are insured against property loss and business interruption, and we received $0.8 million in business interruption proceeds in September 2014 as an interim partial payment.

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 85.8% and 86.7% for the nine months ended September 28, 2014, and September 29, 2013, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Additionally, material cost of sales, depreciation, distribution and overhead as a percentage of net sales in the first nine months of 2014 decreased 0.6%, 0.2%, 0.1% and 0.1% respectively, over the 2013 period. These items were partially offset by an increase of 0.1% in direct labor as a percentage of net sales in the first nine months of 2014 over the 2013 period.
Selling, General and Administration Expenses
In the nine months ended September 28, 2014, selling, general and administration expenses, as a percentage of net sales, were 12.3%, compared to 11.8% in the nine months ended September 29, 2013, an increase of 50 basis points.
Selling, general and administration expenses in the nine months ended September 28, 2014, were $170.1 million, an increase of $15.7 million from $154.4 million in the nine months ended September 29, 2013. This increase was partially driven by receipt of the net business interruption insurance claim recovery of $4.5 million in the first quarter of 2013. Excluding the receipt of the net business interruption insurance claim recovery in 2013, selling, general and administration expenses would have increased $11.2 million in the first nine months of 2014 compared to the first nine months of 2013. The increase was driven by $5.7 million of selling, general and administration expenses incurred in the Door-Stop operations during the first nine months of 2014, an additional $2.4 million in losses on disposals of property, plant and equipment, an additional $1.6 million of share based compensation expense, $1.7 million in professional fees, $1.0 million of bad debt expense and other increases of $0.1 million. These increases were partially offset by $0.8 million of business interruption insurance claim proceeds related to the explosion at the Estcourt mill in South Africa.

Restructuring Costs
Restructuring costs in the nine months ended September 28, 2014, were $11.2 million, compared to $4.5 million in nine months ended September 29, 2013. Restructuring costs in the first nine months of 2014 were related primarily to expenses incurred as part of the Israel Plan. Costs incurred in the first nine months of 2013 were related primarily to the 2012 Restructuring Plan.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the nine months ended September 28, 2014, was $31.0 million, compared to $24.8 million in the nine months ended September 29, 2013. This increase primarily relates to the additional interest incurred in the first nine months of 2014 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the nine months ended September 28, 2014, was $1.1 million, compared to $(0.8) million in the nine months ended September 29, 2013. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the nine months ended September 28, 2014, increased $11.1 million compared to the nine months ended September 29, 2013. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $3.6 million recorded in the nine months ended September 28, 2014, compared to $4.4 million in the nine months ended September 29, 2013, resulting primarily from the recognition of $1.7 million of deferred tax assets through reversal of valuation allowances. It is also affected by discrete items that may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, France, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	Nine Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$92,017	$9,964	$(2,616)	$99,365
Percentage of segment net sales	8.7%	3.4%	(6.6)%	7.2%

	Nine Months Ended September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$73,670	$10,403	$3,997	$88,070
Percentage of segment net sales	7.4%	4.0%	7.5%	6.7%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Nine Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$92,017	$9,964	$(2,616)	$99,365
Less (plus):
Depreciation	28,825	14,033	2,966	45,824
Amortization	12,947	3,226	—	16,173
Share based compensation expense	7,335	—	—	7,335
Loss (gain) on disposal of property, plant and equipment	2,689	(330)	—	2,359
Restructuring costs	482	10,705	7	11,194
Interest expense (income), net	52,275	(21,358)	117	31,034
Other expense (income), net	(445)	1,528	—	1,083
Income tax expense (benefit)	4,862	199	(1,659)	3,402
Loss (income) from discontinued operations, net of tax	436	—	—	436
Net income (loss) attributable to non-controlling interest	1,498	—	—	1,498
Net income (loss) attributable to Masonite	$(18,887)	$1,961	$(4,047)	$(20,973)

	Nine Months Ended September 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$73,670	$10,403	$3,997	$88,070
Less (plus):
Depreciation	32,864	11,943	2,875	47,682
Amortization	11,386	1,497	—	12,883
Share based compensation expense	5,752	—	—	5,752
Loss (gain) on disposal of property, plant and equipment	1,072	(2,882)	—	(1,810)
Impairment	1,904	—	—	1,904
Registration and listing fees	1,998	—	—	1,998
Restructuring costs	1,095	3,372	—	4,467
Interest expense (income), net	47,293	(22,557)	52	24,788
Other expense (income), net	(477)	(299)	—	(776)
Income tax expense (benefit)	(8,953)	954	283	(7,716)
Loss (income) from discontinued operations, net of tax	196	—	—	196
Net income (loss) attributable to non-controlling interest	2,123	—	—	2,123
Net income (loss) attributable to Masonite	$(22,583)	$18,375	$787	$(3,421)
Adjusted EBITDA in our North America segment increased $18.3 million, or 24.8%, to $92.0 million in the nine months ended September 28, 2014, from $73.7 million in the nine months ended September 29, 2013. Adjusted EBITDA in our North America segment included a net business interruption claim recovery of $4.5 million in 2013. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $37.0 million and $36.1 million in the first nine months of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $0.4 million, or 3.8%, to $10.0 million in the nine months ended September 28, 2014, from $10.4 million in the nine months ended September 29, 2013. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $1.8 million and $2.1 million in the first nine months of 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $6.6 million to $(2.6) million in the nine months ended September 28, 2014, from $4.0 million in the nine months ended September 29, 2013, primarily due to the explosion at the Estcourt mill that caused a disruption in production for several weeks in 2014. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $2.0 million and $1.7 million in the first nine months of 2014 and 2013. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program, or AR Sales Program, and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of September 28, 2014, we had $202.8 million of cash and cash equivalents, availability under our ABL Facility of $120.5 million and availability under our AR Sales Program of $16.6 million.
Cash Flows
Cash flows from Operating Activities
Cash provided by operating activities of continuing operations was $56.2 million during the nine months ended September 28, 2014. This amount is primarily driven by certain non-cash items in net income (loss) including depreciation and amortization of $62.0 million, share based compensation costs of $7.3 million, non-cash loss on deconsolidation of $6.2 million and loss on sale and impairment of property, plant and equipment of $3.8 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $52.6 million primarily due to operational issues encountered during the implementation of a new accounts payable processing system which have temporarily extended payments beyond our normal trade terms and a net cash inflow from a decrease in prepaid expenses of $2.3 million. These cash inflows were partially offset by our net loss of $19.5 million, pension and post-retirement expense (net of funding) of $4.9 million, an increase in accounts receivable of $32.3 million correlating to our increased sales and an increase in inventories of $21.1 million and other operating outflows of $0.2 million.
Cash provided by operating activities of continuing operations was $29.8 million during the nine months ended September 29, 2013. This amount is primarily driven by certain non-cash items in net income (loss) including depreciation and amortization of $60.6 million and share based compensation costs of $5.8 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $21.1 million and a net cash inflow from changes in other assets and liabilities of $1.9 million. These cash inflows were partially offset by our net loss of $1.3 million, non-cash deferred income tax benefit of $8.8 million, pension and post-retirement expense (net of funding) of $4.6 million, an increase in accounts receivable of $18.1 million correlating to our increased sales, an increase in inventories of $24.1 million, an increase in prepaid expenses of $2.6 million and other operating outflows of $0.1 million.

MASONITE INTERNATIONAL CORPORATION

Cash flows from Investing Activities
Cash used in investing activities was $82.1 million during the nine months ended September 28, 2014. The primary uses of cash in investing activities were cash used in the acquisition of Door-Stop of $50.4 million, additions to property, plant and equipment of $35.2 million, loss on deconsolidation of $1.2 million and other investing outflows of $2.1 million. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $6.8 million.
Cash used in investing activities was $34.5 million during the nine months ended September 29, 2013. The primary uses of cash in investing activities were additions to property, plant and equipment of $24.9 million, cash used in acquisitions of $15.1 million, an increase of restricted cash of $1.4 million and other investing outflows of $2.4 million. These outflows were partially offset by proceeds from the sale of property, plant and equipment of $9.3 million.

Cash flows from Financing Activities
Cash provided by financing activities was $133.8 million during the nine months ended September 28, 2014. The primary source of cash provided by financing activities was the proceeds from the January 2014 issuance of additional Senior Notes for $138.7 million. This cash inflow was partially offset by the payment of financing costs relating to these additional Senior Notes of $1.9 million, distributions to non-controlling interests of $1.7 million and other financing outflows of $1.3 million.
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
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of September 28, 2014, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

Senior Notes
On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "Senior Notes"). All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of seven companies since 2011 for aggregate consideration of $293.6 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $9.8 million and $29.4 million for the three and nine months ended September 28, 2014, respectively, and was $8.0 million and $23.9 million for the three and nine months ended September 29, 2013, respectively.

Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the Senior Notes under certain circumstances specified therein. The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of both September 28, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.
ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of September 28, 2014, we had approximately $120.5 million of availability under the ABL Facility.
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

MASONITE INTERNATIONAL CORPORATION

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
The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both September 28, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the Senior Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $394.2 million and $1.2 billion for the three and nine months ended September 28, 2014, respectively, and $348.4 million and $1.1 billion for the three and nine months ended September 29, 2013, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $25.1 million and $77.3 million for the three and nine months ended September 28, 2014, respectively, and $37.4 million and $56.7 million for the three and nine months ended September 29, 2013, respectively.
Our non-guarantor subsidiaries had total assets of $1.5 billion and $1.4 billion as of September 28, 2014, and December 29, 2013, respectively; and total liabilities of $802.2 million and $718.8 million as of September 28, 2014, and December 29, 2013, respectively.
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

Other Recent Accounting Pronouncements not yet Adopted

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which amended ASC 205-40, "Presentation of Financial Statements - Going Concern". This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and to provide related footnote disclosures. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

MASONITE INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of September 28, 2014, or December 29, 2013.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of September 28, 2014, or December 29, 2013.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of September 28, 2014, or December 29, 2013, there were no outstanding borrowings under our ABL Facility.
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
Please refer to Note 8 to our unaudited interim financial statements included as Part I, Item 1 to this Quarterly Report on Form 10-Q with respect to the exercise of warrants to purchase shares of common stock during the nine months ended September 28, 2014.
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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 6, 2014	By	/s/ Mark J. Erceg
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