Form 10-K
period 2014-12-28
MASONITE INTERNATIONAL CORP
filed 2015-02-26
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
2771 Rutherford Road
Concord, Ontario L4K 2N6 Canada
(Address of principal executive offices, zip code)
(800) 895-2723
(Registrant’s telephone number, including area code)
____________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on June 29, 2014, was $1.1 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 30,043,990 shares of Common Stock, no par value, as of February 23, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual General Meeting of Shareholders scheduled to be held on May 13, 2015, to be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2014, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 28, 2014

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" and elsewhere in this Annual Report.

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

iii

PART I

Unless we state otherwise or the context otherwise requires, in this Annual Report all references to "Masonite", "we", "us", "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.

Item 1. Business

Overview

We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. Today, we believe we hold either the number one or two market positions in the seven product categories we target in North America: interior molded residential doors; interior stile and rail residential doors; exterior fiberglass residential doors; exterior steel residential doors; interior architectural wood doors; wood veneers and molded door facings; and door core.

We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Marshfield®, Premdor®, Mohawk®, Megantic®, Algoma®, Birchwood Best®, Lemieux®, Door-StopTM and Harring Doors, are among the most recognized in the door industry and are associated with innovation, quality and value. In the year ended December 28, 2014, we sold approximately 33 million doors to more than 7,000 customers in 80 countries. Our fiscal year 2014 net sales to our end-markets by segment and in North America are set forth below:

Net Sales by Segment - 2014	North American Net Sales by End Market - 2014

North America
76%
Europe, Asia and
Latin America
21%
Africa
3%

In response to historic declines in the residential and architectural construction markets as a result of the recent global economic downturn, we proactively sought to optimize our geographic and operational footprint and significantly improve our cost structure. Specifically, we consolidated our manufacturing and distribution operations by closing 65 facilities from 2006 through 2014, reduced our workforce from more than 15,000 employees in 2006 to approximately 10,300 as of December 28, 2014, outsourced back office processes, and strengthened our balance sheet.

At the same time, we also invested in advanced technologies to increase the automation of our manufacturing processes, increase quality and shorten lead times and introduced targeted e-commerce and other marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined acquisition strategy that solidified our presence in both the North American residential molded and stile and rail interior door markets and created leadership positions in the attractive North American commercial and architectural interior wood door, door core and wood veneer markets.

We operate 63 manufacturing and distribution facilities in 10 countries in North America, Europe, South America, Asia and Africa, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to cut costs, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.

Market Opportunity

According to the “Windows and Doors” industry study, published in May of 2014 by Freedonia, the U.S. residential door market consisted of approximately 45.2 million units in 2013. In September of 2014 the Window and Door Manufacturers Association reported that the non-residential door market contained 2.9 million door units in 2013. By combining these two sources, the US door market in 2013 equated to 48.1 million doors. Freedonia reports an expected growth rate of 69% for residential doors through 2018.

The primary drivers of the market for doors and door products include:

Residential New Construction

The U.S. housing market has been improving since reaching historic lows during the recent global economic downturn, although the market remains volatile. Housing starts declined by more than 70% from the peak of 2.1 million in 2005 to approximately 600,000 in 2011 according to the U.S. Census Bureau, and home prices declined by nearly 33% during this period according to the S&P/Case-Shiller National U.S. Home Price Index. During 2014, the new housing market and home prices continued to recover with total housing starts increasing approximately 8.8% to 1.0 million in 2014 compared to 2013 and 2014 median home prices rising approximately 5.5% compared to 2013, according to the U.S. Census Bureau. However, this level of housing starts remains significantly below the long term annual average of 1.5 million housing starts since the U.S. Census Bureau began reporting this data in 1959 and there can be no assurance that they will return to historic levels. The National Association of Home Builders estimates that 2016 housing starts will be 1.46 million, which would represent a 16.9% compound annual growth rate from 2012.

Residential Repair, Renovation and Remodeling

According to the Home Improvement Research Institute, or HIRI, and IHS Global Insight, the U.S. residential repair, renovation and remodeling products market declined by an average of approximately 5.5% per year from 2006 to 2009 on a nominal basis. During this period, declining home prices, increasing unemployment and record foreclosures discouraged homeowners from making repairs or improvements to their homes. More recently there are positive signs that market conditions in the U.S. are beginning to improve, although U.S. economic conditions remain challenged. HIRI forecasts that the U.S. residential repair, renovation and remodeling products market will grow by an average of approximately 5.5% per year from 2014 to 2017 on a nominal basis driven by the improving economy, greater consumer confidence and rising home prices.

Architectural Building Construction

The U.S. architectural building construction market did not begin to decline until 2008, which was well after the decline in the residential new construction market. In a pattern that is typical of prior cycles, the recovery in this market has lagged the recovery in residential new construction. According to the industry research and investment firm FMI, the architectural construction market is expected to achieve a compound annual growth rate of 5.4% in construction put in place from 2014 to 2018. Although the demand for doors lags architectural building construction starts, we believe new construction activity is a strong indicator of future demand for doors.

The architectural building construction market also includes the repair, renovation and remodeling of existing architectural properties. According to the most recent Buildings Energy data book of the U.S. Department of Energy published in March 2012, there was approximately 81 billion square feet of installed commercial floorspace in the U.S. in 2010. We believe that repair, renovation and remodeling activity in this market will accelerate as the economy and confidence levels continue to improve, although various factors will impact our business in this market, including architectural building occupancy rates and the availability and cost of credit.

Competitive Strengths

We believe the following competitive strengths differentiate us from other building product companies and position us for significant growth as part of a multi-year, multi stage recovery in our end markets.

Leading Market Positions in Targeted End Markets

Within the North American door market, we believe we hold either the number one or two market position in the seven product categories we target. We are one of the largest manufacturers of doors and door components in the world, selling approximately 33 million residential, architectural interior and exterior doors in 2014; approximately 26 million of which were sold in the United States, our largest market. We believe our scale and leadership positions support our commitment to invest in advanced manufacturing and e-commerce initiatives and develop innovative new products, to effectively service regional and national customers and to offer broad product lines across our markets, while reducing our materials and unit production costs.

Extensive Portfolio with Strong Brand Recognition

Our broad portfolio of brands is among the most recognized in the door industry and is associated with superior design, innovation, reliability and quality. Builder Magazine recognized the Masonite® brand as one of the leading interior door brands in the United States in 2014 in the following categories: Brand Used in Past Two Years, Brand Used the Most, Brand Familiarity, and Quality Rating.

Long-Term Customer Relationships and Well-Established Multi-Channel Distribution

As a result of our longstanding commitment to customer service and product innovation, we have well-established relationships within the wholesale and retail channels. All of our top 20 customers have purchased doors from us for at least 10 years, although we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase our products. In addition, our manufacturing and distribution facilities are strategically located to best serve our customers. We believe that our long-term relationships with leading wholesale distributors, major homebuilders, contractors and architects will enable us to continue to increase our market penetration in the residential and architectural construction markets.

Leading Technological Innovation Within the Door Industry

We believe we are a leader in technological innovation in the design of doors and door components and in the complex processes required to manufacture high quality products quickly and consistently. We intend to continue developing new and innovative products at our 145,245 square foot innovation center in West Chicago, Illinois while improving critical processes in the manufacturing and selling of our products. For example, we have made significant investments to automate selected door manufacturing processes that were previously labor intensive, including our fiberglass door production line in Tennessee, our interior door slab assembly operations in South Carolina and are in the process of a significant machining automation project at our Pennsylvania facility. Our future success will depend on our ability to develop and introduce new or improved products, to continue to improve our manufacturing and product service processes, and to protect our rights to the technologies used in our products. We have also created proprietary web-based sales and marketing tools, including MAX Masonite Xpress ConfiguratorSM for our residential and DoorbuilderTM for our architectural customer networks, to improve selection and order processes, reduce order entry errors, create more accurate quotes, improve communication and facilitate a better customer experience. As of December 28, 2014, we had 192 design patents and design patent applications and 172 utility patents and patent applications in the United States, and 105 foreign design patents and patent applications and 359 foreign utility patents and patent applications.

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

Experienced Management Team with Extensive Experience and a Successful Track Record

We are managed by results-driven executives with a proven track record of successfully managing multiple brands, winning new business, reducing costs and identifying, executing and integrating strategic acquisitions. Several members of our management team previously worked at Fortune 500 companies, including Allied Signal Inc., Honeywell International Inc., The Procter & Gamble Company, General Electric Company and The Dow Chemical Company, where they utilized advanced technologies to improve cost structures and create competitive advantages.

Growth Strategy

Our vision is to be the premier provider of doors and door components for the global door industry. We are committed to executing the following balanced and complementary strategies to continue to further strengthen our leadership positions, create value for our customers, enhance our portfolio of leading brands and achieve our top and bottom line growth objectives.

Develop Innovative, Market-Leading Products

We intend to continue developing new and innovative products to grow our sales and enhance our returns. On average we have introduced more than 200 new products and designs in each of the last three years. We plan to capitalize on the anticipated growth in door demand by continuing to introduce new, value-added products to build upon our comprehensive portfolio of door styles, designs, textures, components, options, applications and materials. We have consistently demonstrated the ability to develop products that are differentiated by compelling design features and recognized for their reliability and quality. For example, we recently introduced the Heritage® Series of doors that feature recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors.

Expand our Presence in Attractive Markets and Geographies to Accelerate Growth and Improve Margins

We plan to continue to focus our operations on attractive new market and geographic opportunities. For example, we believe we can expand our leading position in the North American architectural wood door market by focusing on strategic sectors within this market, such as education, health care and hospitality and faster growing regions such as the West Coast, Texas and Southeastern United States, although certain of these sectors continue to be affected by budgetary constraints. By expanding our market presence and achieving greater economies of scale, we intend to capitalize on the anticipated recovery in the U.S. architectural construction market. Additionally, we believe we can expand our market growth in the architectural wood door market through the introduction of products with high design and performance attributes by focusing on certain markets within our Europe, Asia and Latin America segment. We are also focused on expanding our business in the residential new construction market and with professional repair, renovation and remodeling contractors, both domestically and internationally.

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

Continue to Pursue Operational Excellence

Since 2006 we have rolled-out Lean Manufacturing and Six Sigma, or Lean Sigma, to 57 facilities, awarded over 700 "belt" certifications to over 500 Masonite employees and saved over $150 million. We plan to continue to use Lean Sigma tools and practices to lower costs, improve customer service and increase profitability through automation, footprint optimization and disciplined operating practices based on continuous improvement across all functional areas of the business. For example, we intend to draw on our experience with our state of the art interior door slab assembly operations in South Carolina to automate other labor-intensive manufacturing processes throughout our production system. We also plan to further optimize our manufacturing and distribution channels to eliminate cost inefficiencies and to better serve customers with shorter lead times and higher quality.

Pursue Strategic Acquisitions to Create Leadership Positions

We intend to continue our disciplined approach to identifying, executing and integrating strategic acquisitions while maintaining a strong balance sheet, although we expect competition for the best candidates. We target companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. For example, from 2011 to 2014 we made eight strategic acquisitions to create leadership positions in (i) the attractive North American architectural wood door and door core market through the acquisitions of Marshfield, Algoma, Baillargeon and Harring, (ii) the North American interior stile and rail residential door market through the acquisitions of Lemieux and the assets of a door manufacturing operation located in Chile for servicing the North American market, (iii) the production and sale of wood veneers with the acquisition of Birchwood and (iv) the United Kingdom exterior residential repair and renovation market with the acquisition of Door-Stop.

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

Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or MDF frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into four distinct product groups: our original Molded Panel series is a combination of classic styling, durable construction, and variety of design preferred by our customers when price sensitivity is a critical component in the product selection; our Palazzo® series is comprised of three distinct patented designs that accentuate the beauty and flexibility of molding wood fiber to replicate high end, historically labor intensive door designs; the four doors within our Anniversary Collection® embody themed, period, and architectural style specific designs; the West EndTM Collection, strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; and our newest introduction to the molded panel line, the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. All of our molded panel doors except for the Palazzo® series can be upgraded with our proprietary, wheat straw based Safe ‘N Sound® door core or our environmentally friendly EmeraldTM door construction which enables home owners, builders, and architects to meet specific product requirements and “green” specifications to attain LEED certification for a building or dwelling.

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

Architectural Doors

Architectural doors are typically highly specified products designed, constructed, and tested to ensure regulatory compliance and that certification requirements such as FSC and LEED certifications are met. We offer an extensive line of architectural interior doors meeting custom market requirements and ranging from the entry level molded panel doors to the high end custom designed flush wood doors with exotic veneer inlay designs. Our architectural doors are molded panel, flush, stile and rail, or routed MDF and can be offered with radiation shielding as well as varying levels of fire and sound rating. Our architectural flush doors can also be produced with a laminate veneer facing. High pressure laminates are used when durability and aesthetics are the customer’s main concern, while low pressure laminates are utilized when consistency in surface color, texture, and value are equal requirements.

Components

In addition to residential and architectural doors, we also sell several door components to the building materials industry. Within the residential new construction market, we provide interior door facings, wheat straw door cores, MDF and wood cut-stock components to multiple manufacturers. Within the architectural building construction market, we are a leading component supplier of various critical door components and the largest wood veneer door skin supplier. Additionally, through our architectural door businesses, we are one of the leading providers of mineral and particleboard door cores to the North American door market.

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

New Products

We develop and engineer innovative products designed to influence the mix of products sold and provide the end user with doors and entry systems that enhance beauty and functionality while creating greater value to our customers. For example, on average we have introduced over 200 new products or product designs in each of the past three years, including the Heritage Collection of doors that feature recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. We also introduced our Vista Grande line of exterior fiberglass doors that integrate glass into the door in a seamless assembly, giving a wider view through the door and clean, modern design lines. In addition, we introduced our Storm Guard ™ line of fiberglass doors that utilize next-generation fiberglass reinforcement, allowing for a broad range of designs to meet stringent codes in hurricane-prone regions.

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

Multi-Level/Segment Distribution Strategy

We market our products through and to wholesale distributors, retail stores, independent and pro dealers, builders, remodelers, architects, door and hardware distributors and general contractors.

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

Our architectural building construction customers are serviced by a separate and distinct sales team providing architects, door and hardware distributors, and general contractors and project owners a wide variety of technical specifications, specific brand differentiation, compliance and regulatory approvals, product application advice and multisegment specialization work across North America. Additionally, our sales team is supported by marketing strategies aimed to drive product specification throughout our value chains via distributors, architects and end users.

Service Innovation

We leverage our marketing, sales and customer service activities to ensure our products are strategically “pulled” through our multiple distribution channels rather than deploying a more common, tactical “push” strategy like some of our competitors. Our marketing approach is designed to increase the value of each and every door opening we fill with our doors and entry systems, regardless of the channel being used to access our products.

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

New Market Segments and Geographies

We continue to expand in attractive segments of the residential and architectural door market in North America and in growing international markets.

We plan to expand our leading position in the North American architectural interior wood door market by increasing our focus in specific sectors within the market, such as education, health care and hospitality. We also plan to increase our presence in underserviced growing geographies in the United States such as west of the Rockies, Texas and the Southeast. Additionally, we believe we can expand our market growth in the architectural wood door market through the introduction of products with high design and performance attributes by focusing on certain markets within our Europe, Asia and Latin America segment.

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

Customers

We sell our products worldwide to more than 7,000 customers. We have developed strong relationships with these customers through our “all products” cross merchandising strategy. Our vertical integration facilitates our all products strategy with our Dorfab facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.

Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 17% of our total gross sales in fiscal year 2014. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.

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

Architectural doors are primarily sold through one-step wholesale distribution channels where distributors sell to contractors and installers, or direct from manufacturers to contractors and installers.

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

In the past few years, our research and development activities, which we have concentrated in our 145,245 square foot innovation center in West Chicago, Illinois, have had a significant focus on process and material improvements in our products. These improvements have led to significant reductions in manufacturing costs and improvements in product quality. Research and development activities also resulted in several new products including exterior fiberglass doors with a finish that is applied through digital printing technology and branded under the trademark AvantGuard. We have also directed our design innovation to address the growing need for safety and security, sound dampening and fire and impact resistant products in the architectural wood door market.

Manufacturing Process

Our Manufacturing operations consist of three major manufacturing processes: (1) component manufacturing, (2) door slab assembly and (3) value-added ready to install door fabrication.

We have a leading position in the manufacturing of door components, including internal framing components (stile and rails), glass inserts (lites), door core, interior veneer and molded door facings, and exterior door facings. The manufacturing of interior molded door facings is the most complex of these processes requiring a significant investment in large scale wood fiber processing equipment. Interior molded door facings are produced by combining fine wood particles, synthetic resins and other additives under heat and pressure in large multi-opening automated presses utilizing Masonite proprietary steel plates. The facings are then painted, cut and inspected in a second highly automated continuous operation prior to being packed for shipping to our door assembly plants. We operate five interior molded door facing plants around the world, two in North America and one in each of South America, Europe and Asia. Our sole United States based plant in Laurel, Mississippi is the largest door facing plant in the world and we believe one of the most technologically advanced in the industry.

Interior residential hollow and solid core door manufacturing is an assembly operation that is primarily accomplished in the United States through the use of skilled manual labor. In 2012 we invested in a highly automated interior flush and molded door line in Denmark, South Carolina, which uses advanced engineering processes and quality control features. The automated line uses single piece flow principles to assemble doors more quickly and reliably than before, using improved internal components and advanced adhesive technologies. Whether manual or automated, the construction process for a standard flush or molded interior door is based on assembly of door facings and various internal framing and support components, following which doors are trimmed to their final specifications.

The assembly process varies by type of door, from a relatively simple process for flush and molded doors, where the door facings are glued to a wood frame, to more complex processes where many pieces of solid and engineered wood are converted to louver or stile and rail door slabs. Architectural interior doors require another level of customization and sophistication employing the use of solid cores with varying degrees of sound dampening and fire retarding attributes, furniture quality wood veneer facings, as well as secondary machining operations to incorporate more sophisticated commercial hardware, openers and locks.

The manufacturing of steel and fiberglass exterior door slabs is a semi-automated process that entails combining laminated wood or rot free composite framing components between two door facings and then injecting the resulting hollow core structure with insulating polyurethane expanding foam core materials. We invested in fiberglass manufacturing technology, including the vertical integration of our own fiberglass sheet molding compound plant at our Laurel, Mississippi, facility in 2006. In 2008 we consolidated fiberglass slab manufacturing from multiple locations throughout North America into a single highly automated facility in Dickson, Tennessee, significantly improving the reliability and quality of these products while simultaneously lowering cost and reducing lead times.

Short set-up times, proper production scheduling and coordinated material movement are essential to achieve a flexible process capable of producing a wide range of door types, sizes, materials and styles. We make use of our vertically integrated and flexible manufacturing operations together with scalable logistics primarily through the use of common carriers to fill customers’ orders and to minimize our investment in finished goods inventory.

Finally, interior flush and molded, stile and rail, louver and exterior door slabs manufactured at our door assembly plants are either sold directly to our customers or transferred to our door fabrication facilities where value added services are performed. These value added services include machining doors for hinges and locksets, installing the door slabs into ready to install frames, adding glass inserts and side lites, painting and staining, packaging and logistical services to large retail home center customers throughout North America.

Raw Materials

While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips and cut stock, various composites, steel, glass, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. Our materials cost accounts for approximately 55% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into consideration the relative freight cost of these materials. Internal framing components, both solid and finger joint wood along with medium density fiberboard (MDF) cut stock plus internal door cores are manufactured internally at our facilities and supplemented externally as needed from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.

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

Through a sustained commitment to improve our safety performance, we have been successful in reducing the number of injuries sustained by our employees. In 2014, we experienced a total incident rate of 1.6 compared to 3.4 in 2007, despite the fact that during this period we acquired 20 facilities which, at the time of acquisition, had an incident rate of more than twice the Masonite average.

Environmental and Other Regulatory Matters

We strive to minimize any adverse environmental impact our operations might have to our employees, the general public and the communities of which we are a part. We are subject to extensive environmental laws and regulations. The geographic breadth of our facilities subjects us to environmental laws, regulations and guidelines in a number of jurisdictions, including, among others, the United States, Canada, Mexico, the United Kingdom, the Republic of Ireland, France, the Czech Republic, Chile, Malaysia, India and South Africa. Such laws, regulations and guidelines relate to, among other things, the discharge of contaminants into water and air and onto land, the storage and handling of certain regulated materials used in the manufacturing process, waste minimization, the disposal of wastes and the remediation of contaminated sites. Many of our products are also subject to various regulations such as building and construction codes, product safety regulations, health and safety laws and regulations and mandates related to energy efficiency.

Our efforts to ensure environmental compliance include the review of our operations on an ongoing basis utilizing in-house staff and on a selective basis by specialized environmental consultants. The Environmental, Health and Safety team participates in industry groups to monitor developing regulatory actions and actively develop comments on specific issues. Furthermore, for our prospective acquisition targets, environmental assessments are conducted as part of our due diligence review process. Based on recent experience and current projections, environmental protection requirements and liabilities are not expected to have a material effect on our business, capital expenditures, operations or financial position.

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

Intellectual Property

In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Belleville®, Barrington®, Oakcraft®, Sta-Tru® HD, AvantGuardTM, FlagstaffTM, HollisterTM, SierraTM, Specialty®, Fast-FrameTM, Safe ’N Sound®, Palazzo Series®, Heritage®, Bellagio®, Capri®, TrevisoTM, CheyenneTM, GlenviewTM, RiversideTM, SaddlebrookTM, West EndTM, Mohawk®, Marshfield®, Birchwood Best®, AlgomaTM, NovodorTM, ArtisanTM, Artisan SFTM, RhinoDoorTM, WeldrockTM, SuperstileTM, UnicolTM, LemieuxTM and Harring Doors.

In Europe, doors are marketed under the Masonite®, Premdor®, EkemTM, FonmartyTM, MagriTM, MonnerieTM, BatimetalTM, RabillonTM, CrosbyTM and Door-StopTM brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.

We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 192 design patents and design patent applications and 172 utility patents and patent applications. We currently have 105 foreign design patents and patent applications and 359 foreign utility patents and patent applications. Our patents are generally applicable for 14 years and our trademarks and trade names are generally applicable for 5 years and are renewable.

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

A large portion of our products are sold through large home centers and other large retailers. The consolidation of our customers and our reliance on fewer larger customers has increased the competitive pressures as some of our largest customers, such as The Home Depot, perform periodic product line reviews to assess their product offerings.

We are one of the largest manufacturers of molded door facings in the world. The rest of the industry consists of one other large, integrated door manufacturer and a number of smaller regional manufacturers. Competition in the molded door facing business is based on quality, price, product design, logistics and customer service. We produce molded door facings to meet our own requirements and outside of North America we serve as an important supplier to the door industry at large. We manufacture molded door facings at our facilities in Mississippi, Ireland, Chile, Canada and Malaysia.

Employees

As of December 28, 2014, we employed approximately 10,300 employees and contract laborers. This includes approximately 3,500 unionized employees, approximately half of whom are located in various foreign locations with the remainder in North America. Employees in many European countries participate in industry-wide unions with centralized bargaining. Local issues are, however, typically negotiated separately.

History and Reporting Status

Masonite was founded in 1925 in Laurel, Mississippi, by William H. Mason, to utilize vastly available quantities of sawmill waste to manufacture a usable end product. Masonite was acquired by Premdor from International Paper Company in August 2001.

Prior to 2005, Masonite was a public company with shares of our predecessor’s common stock listed on both the New York and Toronto Stock Exchanges. In March 2005, we were acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P.

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

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website is www.masonite.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

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

Trends in our primary end markets (residential new construction, repair, renovation and remodeling and non-residential building construction) directly impact our financial performance because they are directly correlated to the demand for doors and door components. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

•	the strength of the economy;

•	the amount and type of residential and non-residential construction;

•	housing sales and home values;

•	the age of existing home stock, home vacancy rates and foreclosures;

•	non-residential building occupancy rates;

•	increases in the cost of raw materials or any shortage in supplies or labor;

•	the availability and cost of credit;

•	employment rates and consumer confidence; and

•	demographic factors such as immigration and migration of the population and trends in household formation.

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

In many of the non-North American markets in which we manufacture and sell our products, including the United Kingdom, France, the Republic of Ireland, the Czech Republic, Chile, India, Malaysia and South Africa, economic conditions have deteriorated as various countries are suffering from the after effects of the global financial downturn that began in the United States in 2006. Our non-North American markets were acutely affected by the housing downturn and continue to suffer from excess capacity in housing and building products, including doors and door products, which may make it difficult for us to raise prices. Due in part to both market and operating conditions, we exited certain markets in the past several years, including the Ukraine, Turkey, Romania, Hungary, Poland and Israel. We continue to evaluate such market and operating conditions and may take similar actions in the future.

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

Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Future changes in policies set to encourage home ownership and improvement, such as changes to the tax rules allowing for deductions of mortgage interest, may adversely impact demand for our products and have a material adverse impact on us.

Our performance may also depend upon consumers having the ability to finance the purchase of new homes and other buildings and repair and remodeling projects with credit from third-parties. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures. Adverse developments affecting any of these factors could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. The most recent economic downturn, including declining home and other building values, increased home foreclosures and tightening of credit standards by lending institutions, have negatively impacted the home and other building new construction and repair and remodeling sectors. If these credit market trends continue or worsen, our net sales and net income may be adversely affected.

We operate in a competitive business environment. If we are unable to compete successfully, we could lose customers and our sales could decline.

The building products industry is highly competitive. Some of our principal competitors may have greater financial, marketing and distribution resources than we do and may be less leveraged than we are, providing them with more flexibility to respond to new technology or shifting consumer demand. Accordingly, these competitors may be better able to withstand changes in conditions within the industry in which we operate and may have significantly greater operating and financial flexibility than we do. Also, certain of our competitors continue to have excess production capacity, which has led to pressure to decrease prices in order for us to remain competitive and has limited our ability to raise prices even in markets where economic and market conditions have improved. For these and other reasons, these competitors could take a greater share of sales and cause us to lose business from our customers or hurt our margins.

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

Our customers consist mainly of wholesalers and retail home centers. Our top ten major customers together accounted for approximately 38% of our net sales in fiscal year 2014, while our largest customer, The Home Depot, accounted for approximately 17% of our net sales in fiscal year 2014. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, our largest customer, The Home Depot, performs periodic line reviews to assess its product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers.

Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales.

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

In many of the countries in which we operate, an increasingly large number of building products are sold through large retail home centers and other large retailers. In addition, we have experienced consolidation of distributors in our wholesale distribution channel and among businesses operating in different geographic regions resulting in more customers operating nationally and internationally. If the consolidation of our customers and distributors were to continue, leading to the further increase of their size and purchasing power, we may be challenged to continue to provide consistently high customer service levels for increasing sales volumes, while still offering a broad portfolio of innovative products and on-time and complete deliveries. If we fail to provide high levels of service, broad product offerings, competitive prices and timely and complete deliveries, we could lose a substantial amount of our customer base and our profitability, margins and net sales could decrease.

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

We operate facilities worldwide. Many of our facilities are located in areas that are vulnerable to hurricanes, earthquakes and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire or other catastrophic event were to interrupt our operations for any extended period of time, particularly at one or more of our door facing facilities or architectural door plants, such as when Marshfield experienced an autoclave explosion in July 2011, prior to our acquisition, or when our mill located in Estcourt, South Africa, experienced an explosion in its power plant in 2014, it could delay shipment of merchandise to our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Closure of one of our door facing facilities, which are our most capital intensive and least replaceable production facilities, could have a substantial negative effect on our earnings.

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

In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and significantly reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. As a result, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.

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

Fuel prices remain volatile and are significantly influenced by international, political and economic circumstances. While fuel prices have recently fallen, this decline may not be permanent and if price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.

We are highly dependent on information technology, the disruption of which could significantly impede our ability to do business.

Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. We have not experienced any material breaches in security in our recent history. Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we are in the process of implementing a new enterprise resource planning system in our architectural business. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.

Increases in labor costs, potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. We have approximately 10,300 employees worldwide, including approximately 3,500 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, France, Mexico, United Kingdom and South Africa which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, such as the four week labor strike we experienced at our South African facility in 2011, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 28, 2014, our accumulated benefit obligations under our United States and United Kingdom defined benefit pension plans exceeded the fair value of plan assets by $25.6 million and $8.5 million, respectively. During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, we contributed $5.4 million, $3.2 million and $6.3 million, respectively, to the United States pension plan and $0.8 million, $0.9 million and $0.8 million, respectively, to the United Kingdom pension plan. Additional contributions will be required in future years. We currently anticipate making $5.2 million and $0.8 million of contributions to our United States and United Kingdom pension plans, respectively, in 2015. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, our United States pension plans are subject to Title IV of the United States Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or the PBGC, generally has the authority to terminate an underfunded pension plan if the possible long-run loss to the PBGC with respect to the plan may reasonably be expected to increase substantially if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC which could be equal to the entire amount of the underfunding.

Our recent acquisitions and any future acquisitions, if available, could be difficult to integrate and could adversely affect our operating results.

In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of Harring Doors Corporation ("Harring") and Door-Stop International Limited ("Door-Stop") in 2014; the assets of a door manufacturing operation located in Chile (the “Chile” acquisition) in 2013; Portes Lemieux Inc. (“Lemieux”), Algoma Holding Company (“Algoma”), and Les Portes Baillargeon, Inc. (“Baillargeon”) in 2012; and Birchwood Lumber & Veneer Co., Inc. (“Birchwood”) and Porta Industries, Inc.

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

We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended December 28, 2014, approximately 76.0% of our net sales were in North America, 21.0% in Europe, Asia and Latin America and 3.0% in Africa. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.

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

Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 42% for the year ended December 28, 2014. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.

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

Our products are used and have been used in a wide variety of residential and architectural applications. We face an inherent business risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline materially. In addition, it may be necessary for us to recall defective products, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of net sales. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.

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

We operate facilities in 10 countries and sell our products in 80 countries around the world. As a result of these international operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the United States Foreign Corrupt Practices Act, or the FCPA, the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

To service our consolidated indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our estimated annual payment obligation for 2015 with respect to our consolidated indebtedness is $41.3 million of interest payments. If we draw funds under the ABL Facility, we will incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

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

The credit agreement governing the ABL Facility and the indenture governing the senior notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indenture governing the senior notes and the credit agreements governing the ABL Facility include covenants that, among other things, restrict our and our subsidiaries’ ability to:

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

As of December 28, 2014, shareholders owning 5% or more of our outstanding common shares reported their significant ownership positions in their Schedule 13G filings. As a result of their holdings, these shareholders may be able to significantly influence the outcome of any matters requiring approval by our shareholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our shareholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable, timely financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 28, 2014. The process of implementing our internal controls and complying with Section 404 has been and will continue to be expensive and time-consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, including those related to information technology systems, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements, which would harm our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Tampa, Florida. The following table provides certain information regarding our properties of 2,000 square feet and more as of December 28, 2014.

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
United States	Haleyville, AL	Manufacturing	260,000	Owned
	Moreno Valley, CA	Manufacturing	251,630	Leased
	Stockton, CA	Manufacturing	120,000	Leased
	Stockton, CA	Manufacturing	134,400	Leased
	Stockton, CA	Manufacturing	95,779	Owned
	Stockton, CA	Manufacturing	91,809	Owned
	Stockton, CA	Office/Warehouse	50,000	Owned
	Stockton, CA	Maintenance/Storage	3,000	Owned
	Stockton, CA	Storage	2,500	Owned
	Ukiah, CA	Vacant Land	48 acres	Owned
	Largo, FL	Manufacturing	50,000	Leased
	Tampa, FL	Display Center	44,000	Leased
	Tampa, FL	Office	40,357	Leased
	Yulee, FL	Manufacturing	136,320	Leased
	Lawrenceville, GA	Manufacturing	246,140	Leased
	Marietta, GA	Office	7,587	Leased
	West Chicago, IL	R&D	145,245	Owned
	South Bend, IN	Closed	117,700	Owned
	Walkerton, IN	Manufacturing	190,000	Owned
	Pittsburg, KS	Manufacturing	338,082	Owned
	Pittsburg, KS	Warehouse	65,970	Owned
	Pittsburg, KS	Warehouse	22,500	Leased
	Lake Charles, LA	Manufacturing	150,000	Leased
	Laurel, MS	Manufacturing	2,079,520	Owned
	North Platte, NE	Manufacturing	96,002	Owned
	North Platte, NE	Warehouse	8,515	Leased
	Kirkwood, NY	Manufacturing	137,500	Leased
	Charlotte, NC	Manufacturing	220,264	Leased
	Wahpeton, ND	Manufacturing	92,500	Leased
	Broken Bow, OK	Manufacturing	199,660	Owned(1)
	Vandalia, OH	Manufacturing	102,400	Leased
	Northumberland, PA	Manufacturing	198,000	Owned
	Northumberland, PA	Warehouse	8,400	Leased
	Denmark, SC	Manufacturing	170,000	Owned
	Denmark, SC	Manufacturing	132,842	Owned
	Dickson, TN	Manufacturing	217,375	Owned
	Jefferson City, TN	Manufacturing	150,000	Leased

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
	Jefferson City, TN	Warehouse	30,000	Leased
	Grand Prairie, TX	Manufacturing	24,420	Leased
	Greenville, TX	Manufacturing	254,000	Owned
	Greenville, TX	Warehouse	105,000	Owned
	Mesquite, TX	Manufacturing	232,800	Leased
	Danville, VA	Warehouse	16,000	Leased
	Fredericksburg, VA	Manufacturing	40,480	Leased
	Luray, VA	Warehouse	74,972	Leased
	Stanley, VA	Manufacturing	112,800	Owned
	Winchester, VA	Manufacturing	109,781	Leased
	Winchester, VA	Warehouse	49,200	Leased
	Algoma, WI	Manufacturing	600,000	Leased
	Algoma, WI	Warehouse	5,000	Leased
	Birchwood, WI	Manufacturing	139,299	Owned
	Marshfield, WI	Manufacturing	699,882	Owned
	Rice Lake, WI	Retail/Outlet Store	6,000	Leased
	Thorp, WI	Manufacturing	61,920	Owned
Canada	Calgary, AB	Warehouse	19,677	Leased
	Langley, BC	Closed	100,000	Leased
	Langley, BC	Warehouse	60,000	Leased
	Langley, BC	Manufacturing	259,590	Leased
	Surrey, BC	Closed	87,995	Leased
	Yarrow, BC	Manufacturing	186,000	Owned
	Concord, ON	Manufacturing/Office	214,066	Leased
	London, ON	Manufacturing	55,450	Leased
	Berthierville, QC	Closed	154,408	Owned
	Berthierville, QC	Closed	7,825	Owned
	Lac-Mégantic, QC	Manufacturing	171,714	Owned
	Lac-Mégantic, QC	Manufacturing	148,220	Owned
	Lac-Mégantic, QC	Warehouse	42,400	Owned
	Lac-Mégantic, QC	Warehouse	18,000	Owned
	Lac-Mégantic, QC	Warehouse	15,000	Owned
	Lac-Mégantic, QC	Warehouse	15,000	Leased
	Lac-Mégantic, QC	Warehouse	10,000	Leased
	Lac-Mégantic, QC	Warehouse	6,000	Owned
	Sacré-Coeur, QC	Manufacturing	90,000	Owned(1)
	Saint Éphrem, QC	Manufacturing	70,000	Owned
	Saint Éphrem, QC	Warehouse	4,665	Leased
	Saint Romuald, QC	Manufacturing	71,926	Leased
	Saint Romuald, QC	Warehouse	40,331	Leased

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
	Windsor, QC	Manufacturing	149,845	Owned
	Windsor, QC	Manufacturing	48,004	Owned
	Windsor, QC	Warehouse	12,000	Leased
Austria	Vienna	Closed	2,000	Leased
Chile	Cabrero	Manufacturing	272,819	Owned
	Cabrero	Manufacturing	101,200	Leased
	Cabrero	Warehouse	32,276	Leased
	Cabrero	Warehouse	24,200	Leased
	Cabrero	Warehouse	24,200	Leased
	Chillán	Manufacturing	146,000	Owned
	Colina	Warehouse	8,650	Leased
Costa Rica	Limon/Guapiles	Forest	16,732 acres	Owned
Czech Republic	Jihlava	Manufacturing	295,576	Leased
	Jihlava	Warehouse	28,000	Leased
France	Bazas	Manufacturing	412,715	Owned
	Bordeaux	Manufacturing	139,461	Owned
	Douvres-la-Délivrande	Manufacturing	196,838	Owned
	Giberville	Manufacturing	9,365	Leased
	Orange	Manufacturing	75,000	Owned
	Thignonville	Manufacturing	99,700	Owned
	Tillières	Manufacturing	82,602	Owned
Ireland	Carrick-on-Shannon	Manufacturing	620,329	Owned
Malaysia	Bintulu	Manufacturing	151,073	Leased
Mexico	Ciénega de Flores	Manufacturing	180,687	Owned
South Africa	Estcourt	Manufacturing	791,147	Owned(1)
	Johannesburg	Office	2,367	Leased
	KwaZulu Natal	Forest	55,599 acres	Owned(1)
	Riverhorse Valley	Office	10,440	Leased
United Kingdom	Barnsley	Manufacturing	503,528	Owned
	Barnsley	Warehouse	55,000	Leased
	Huthwaite	Manufacturing	120,000	Leased
	Middlesbrough	Manufacturing	12,000	Leased
	Stockton-on-Tees	Closed	80,000	Leased
_________
(1) Less than wholly owned facility

Item 3. Legal Proceedings
We are involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position, results of our operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Information about the Company's executive officers is incorporated herein by reference from Part III, Item 10 hereof.

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

	2014		2013
	High	Low	High	Low
First quarter	$62.25	$52.81	$—	$—
Second quarter	59.35	48.02	—	—
Third quarter (1)	59.00	48.37	52.75	46.38
Fourth quarter	61.06	52.08	59.47	45.81
__________
(1) In 2013, this represents the period from September 9, 2013, the date of initial listing of our common shares, through September 29, 2013, the end of our fiscal third quarter.

Holders
As of February 26, 2015, we had two record holders of our common shares, including Cede & Co., the nominee of the Depository Trust Corporation.

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

Stock Performance Graph
The following graph depicts the total return to shareholders from September 9, 2013, the date our common shares became listed on the NYSE, through December 28, 2014, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on September 9, 2013, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through December 28, 2014)

$140
$130
$120
$110
$100
$90
9/9/13
12/29/13
12/28/14
Masonite International Corporation
S&P 500 Index
S&P 1500 Building Products Index

	9/9/13	December 29, 2013	December 28, 2014
Masonite International Corporation	$100.00	$114.49	$117.57
Standard & Poor's 500 Index	100.00	113.98	129.58
Standard & Poor's 1500 Building Products Index	100.00	124.47	136.04

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 28, 2014, and December 29, 2013, and for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of December 30, 2012, January 1, 2012, and January 2, 2011, and for the years ended January 1, 2012, and January 2, 2011, have been derived from the audited consolidated financial statements not included in this Annual Report.

This historical data includes, in the opinion of management, all adjustments necessary for a fair presentation of the operating results and financial condition of the Company for such periods and as of such dates. The results of operations for any period are not necessarily indicative of the results of future operations. Since 2010, we have completed several acquisitions. The results of these acquired entities are included in our consolidated statements of comprehensive income (loss) for the periods subsequent to the respective acquisition date. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended
(In thousands of U.S. dollars, except for share and per share amounts)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Consolidation Statement of Operations Data:
Net sales	$1,837,700	$1,731,143	$1,676,005	$1,489,179	$1,383,271
Cost of goods sold	1,572,301	1,505,636	1,459,701	1,303,820	1,203,469
Gross profit	265,399	225,507	216,304	185,359	179,802
Selling, general and administration expenses	224,077	207,166	206,708	184,260	176,776
Restructuring costs	11,137	10,630	11,431	5,116	7,000
Asset impairment	18,202	1,904	1,350	2,516	—
Operating income (loss)	11,983	5,807	(3,185)	(6,533)	(3,974)
Interest expense (income), net	41,525	33,230	31,454	18,068	245
Other expense (income), net	(587)	2,316	528	1,111	1,030
Income (loss) from continuing operations before income tax expense (benefit)	(28,955)	(29,739)	(35,167)	(25,712)	(5,249)
Income tax expense (benefit)	4,533	(21,377)	(13,365)	(21,560)	(11,396)
Income (loss) from continuing operations	(33,488)	(8,362)	(21,802)	(4,152)	6,147
Income (loss) from discontinued operations, net of tax	(630)	(598)	1,480	(303)	(1,718)
Net income (loss)	(34,118)	(8,960)	(20,322)	(4,455)	4,429
Less: net income (loss) attributable to non-controlling interest	3,222	2,050	2,923	2,079	1,390
Net income (loss) attributable to Masonite	$(37,340)	$(11,010)	$(23,245)	$(6,534)	$3,039

Income (loss) from continuing operations attributable to Masonite shareholders per common share (basic and diluted)	$(1.24)	$(0.37)	$(0.89)	$(0.23)	$0.17
Net income (loss) attributable to Masonite shareholders per common share (basic and diluted)	$(1.26)	$(0.39)	$(0.84)	$(0.24)	$0.11
Common shares outstanding	30,015,321	29,085,021	27,943,774	27,531,792	27,523,541

Other Financial Data:
Capital expenditures	$50,147	$45,971	$48,419	$42,413	$57,823
Net cash flow provided by (used for) operating activities	77,386	47,453	55,222	32,688	75,154
Net cash flow provided by (used for) investing activities	(100,908)	(54,473)	(136,103)	(186,717)	(97,974)
Net cash flow provided by (used for) financing activities	128,849	(11,138)	94,230	136,605	(4,797)

(In thousands of U.S. dollars)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Balance Sheet Data:
Cash and cash equivalents	$192,037	$100,873	$122,314	$109,205	$121,050
Accounts receivable, net	241,721	243,823	256,666	228,729	205,581
Inventories, net	222,732	218,348	208,783	209,041	186,400
Working capital (1)	476,102	395,152	417,584	384,822	349,248
Property, plant and equipment	576,234	630,279	648,360	632,655	645,615
Total assets	1,646,551	1,591,145	1,645,948	1,528,056	1,398,510
Total debt	511,920	377,861	378,848	275,000	—
Total equity	735,499	825,562	837,815	848,483	1,012,547
____________
(1) Working capital is defined as current assets less current liabilities and includes cash restricted by letters of credit.

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended December 28, 2014, December 29, 2013, and December 30, 2012. In this MD&A, "Masonite," "we," "us," "our," and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" and Part I, Item 1A, "Risk Factors", elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the architectural building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the year ended December 28, 2014, 76.0% of our net sales were in North America, 21.0% in Europe, Asia and Latin America and 3.0% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the year ended December 28, 2014, sales of interior and exterior products accounted for 70.4% and 29.6% of net sales, respectively.
We operate 63 manufacturing and distribution facilities in 10 countries in North America, South America, Europe, Africa and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the year ended December 28, 2014, we generated net sales of $1,396.0 million, $385.1 million and $56.6 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.
Key Factors Affecting Our Results of Operations
Product Demand
There are numerous factors that influence overall market demand for our products. Demand for new homes, home improvement products and other building construction products have a direct impact on our financial condition and results of operations. Demand for our products may be impacted by changes in United States, Canadian, European, Asian

MASONITE INTERNATIONAL CORPORATION

or other global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Additionally, trends in residential new construction, repair, renovation and remodeling and architectural building construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2014, our top ten customers together accounted for approximately 38% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 17% of our net sales in fiscal year 2014. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years we have initiated, and in the future we plan to initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability.
On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.5 million of charges during the year ended December 28, 2014, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $1.9 million relate to cash charges incurred, primarily relating

MASONITE INTERNATIONAL CORPORATION

to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of December 28, 2014, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan. The 2014 Plan is estimated to increase our annual earnings and cash flows by approximately $4 million.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of December 28, 2014, we do not expect to incur any material future charges for the 2013 Restructuring Plan. The 2013 Restructuring Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the "2012 Restructuring Plan"). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of December 28, 2014, we do not expect to incur any material future charges for the 2012 Restructuring Plan. The 2012 Restructuring Plans are estimated to increase our annual earnings and cash flows by approximately $10 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the years ended December 28, 2014, December 29, 2013, and December 30, 2012 approximately 42%, 42% and 44% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country.
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

MASONITE INTERNATIONAL CORPORATION

Other Matters
On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at 100% of pre-incident levels. We are insured against property loss and business interruption, and we recognized $3.5 million in business interruption proceeds during the year ended December 28, 2014, as partial payment. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss).
Acquisitions
In the past several years, we have pursued strategic acquisitions targeting companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies:

•
Harring: On December 1, 2014, we completed the acquisition of Harring for net consideration of $3.9 million. Harring manufactures interior and exterior stile and rail wood doors for architectural door applications at its facility in London, Ontario. The acquisition of Harring complements our architectural wood door business.

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

•
Algoma: In April 2012, we completed the acquisition of Algoma for net consideration of $55.6 million. Algoma manufactures interior wood doors for architectural applications. The acquisition of Algoma complemented our existing Baillargeon-, Mohawk- and Marshfield-branded architectural interior wood door business.

•
Baillargeon: In March 2012, we completed the acquisition of Baillargeon for net consideration of $9.9 million. Baillargeon is a Canadian manufacturer of interior wood doors for architectural applications.

•
Birchwood: In November 2011, we completed the acquisition of Birchwood, for net consideration of $41.0 million. We believe Birchwood is one of North America’s largest producers of architectural flush wood door facings, as well as a significant producer of hardwood plywood. The Birchwood acquisition enhanced our position as a leader in the manufacturing and distribution of components for architectural interior wood doors, and acts as a natural complement to our existing business.

MASONITE INTERNATIONAL CORPORATION

•
Marshfield: In August 2011, we completed the acquisition of Marshfield for net consideration of $102.4 million. We believe Marshfield is a leading provider of doors and door components for architectural applications that enables us to provide our customers with a wider range of innovative door products.

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
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers. Cost of goods sold includes all of the direct materials and direct labor used to produce our products. Included in our cost of goods sold is also a systematic allocation of fixed and variable production overhead incurred in converting raw materials into finished goods. Fixed production overhead reflects those indirect costs of production that remain relatively constant regardless of the volume of production, such as depreciation and maintenance of factory buildings and equipment, and the cost of factory management and administration. Variable production overhead consists of those indirect costs of production that vary directly, or nearly directly, with the volume of production, such as indirect materials and indirect labor. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 67%, 64% and 63% for the years ended December 28, 2014, December 29, 2013 and December 30, 2012. Research and development costs are primarily included within cost of goods sold. Finally, cost of goods sold also includes the distribution and transportation costs to deliver products to our customers.

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

MASONITE INTERNATIONAL CORPORATION

when facilities are closed or capacity is realigned within the organization. Upon termination of a contract we record liabilities and expenses pursuant to the terms of the relevant agreement. For non-contractual restructuring activities, liabilities and expenses are measured and recorded at fair value in the period in which they are incurred.
Asset Impairment
Asset impairment includes charges that are taken when impairment testing indicates that the carrying values of our long-lived assets or asset groups exceed their respective fair values. Definite-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Indefinite-lived intangible assets and goodwill are tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. An impairment loss is recognized when the carrying value of the asset or asset group being tested exceeds its fair value, except in the case of goodwill, which is tested based on the fair value of the reporting unit where the goodwill is recorded.
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

MASONITE INTERNATIONAL CORPORATION

Segment Information
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Our segment information that follows contains a discussion surrounding "Adjusted EBITDA," a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	registration and listing fees;

•	restructuring costs;

•	asset impairment;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit);

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

We believe that Adjusted EBITDA, from an operations standpoint, provides an appropriate way to measure and assess operating performance. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used by management to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Our management team has established the practice of reviewing the performance of each geographic segment based on the measures of net sales and Adjusted EBITDA. Intersegment transfers are negotiated on an arm’s length basis, using market prices.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Net sales	$1,837,700	$1,731,143	$1,676,005
Cost of goods sold	1,572,301	1,505,636	1,459,701
Gross profit	265,399	225,507	216,304
Gross profit as a % of net sales	14.4%	13.0%	12.9%
Selling, general and administration expenses	224,077	207,166	206,708
Restructuring costs	11,137	10,630	11,431
Asset impairment	18,202	1,904	1,350
Operating income (loss)	11,983	5,807	(3,185)
Interest expense (income), net	41,525	33,230	31,454
Other expense (income), net	(587)	2,316	528
Income (loss) from continuing operations before income tax expense (benefit)	(28,955)	(29,739)	(35,167)
Income tax expense (benefit)	4,533	(21,377)	(13,365)
Income (loss) from continuing operations	(33,488)	(8,362)	(21,802)
Income (loss) from discontinued operations, net of tax	(630)	(598)	1,480
Net income (loss)	(34,118)	(8,960)	(20,322)
Less: net income (loss) attributable to non-controlling interest	3,222	2,050	2,923
Net income (loss) attributable to Masonite	$(37,340)	$(11,010)	$(23,245)
Year Ended December 28, 2014, Compared with Year Ended December 29, 2013
Net Sales
Net sales in the year ended December 28, 2014, were $1,837.7 million, an increase of $106.6 million or 6.2% from $1,731.1 million in the year ended December 29, 2013. Net sales in 2014 were negatively impacted by $23.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $130.2 million or 7.5% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2014 by $103.3 million or 6.0% compared to 2013. Also contributing to this increase were higher unit volumes in 2014, which increased net sales by $32.7 million or 1.9% compared to 2013. Partially offsetting these increases, net sales of other products to external customers were $5.8 million or 0.3% lower in 2014 compared to 2013.
The proportion of net sales from interior and exterior products in the year ended December 28, 2014, was 70.4% and 29.6%, respectively, compared to 72.8% and 27.2% in the year ended December 29, 2013. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products as well as the closure of our business in Poland, which primarily produced interior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013
North America	$1,396,844	$1,322,365
North America intersegment	(813)	(727)
North America net sales to external customers	$1,396,031	$1,321,638
Percentage of net sales	76.0%	76.4%

Europe, Asia and Latin America	$409,550	$354,615
Europe, Asia and Latin America intersegment	(24,460)	(14,686)
Europe, Asia and Latin America net sales to external customers	$385,090	$339,929
Percentage of net sales	21.0%	19.6%

Africa	$56,579	$69,617
Africa intersegment	—	(41)
Africa net sales to external customers	$56,579	$69,576
Percentage of net sales	3.0%	4.0%

Net sales to external customers	$1,837,700	$1,731,143

North America
Net sales to external customers from facilities in the North America segment in the year ended December 28, 2014, were $1,396.0 million, an increase of $74.4 million or 5.6% from $1,321.6 million in the year ended December 29, 2013. Net sales in 2014 were negatively impacted by $21.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $96.1 million or 7.3% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2014 by $65.6 million or 5.0% compared to 2013. Also contributing to this increase were higher unit volumes in 2014, which increased net sales by $37.8 million or 2.9% compared to 2013. Partially offsetting these increases, net sales of other products to external customers were $7.3 million or 0.6% lower in 2014 compared to 2013.
The proportion of net sales from interior and exterior products in the year ended December 28, 2014, was 66.7% and 33.3%, respectively, compared to 67.5% and 32.5% in the year ended December 29, 2013. The increased proportion of net sales of our exterior products was primarily driven by a reduction in both architectural door sales and external sales of door components.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the year ended December 28, 2014, were $385.1 million, an increase of $45.2 million or 13.3% from $339.9 million in the year ended December 29, 2013. Net sales in 2014 were positively impacted by $5.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $39.9 million or 11.7% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2014 by $20.6 million or 6.1% compared to 2013. Also contributing to this increase were higher unit volumes in 2014, which increased net sales by $17.8 million or 5.2% compared to 2013, primarily driven by the incremental sales from the Door-Stop acquisition. Additionally, net sales of other products to external customers were $1.5 million or 0.4% higher in 2014 compared to 2013.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the year ended December 28, 2014, was 79.2% and 20.8%, respectively, compared to 87.7% and 12.3% in the year ended December 29, 2013. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products as well as the closure of our business in Poland, which primarily produced interior products.
Africa
Net sales to external customers from facilities in the Africa segment in the year ended December 28, 2014, were $56.6 million, a decrease of $13.0 million or 18.7% from $69.6 million in the year ended December 29, 2013. Net sales in 2014 were negatively impacted by $7.2 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $5.8 million or 8.3% due to changes in unit volume and average unit price. Net sales decreased by $22.9 million or 32.9% due to lower unit volumes in 2014 compared to 2013, primarily due to the explosion at the Estcourt mill that caused a disruption in production for several weeks in 2014. Changes in average unit price in 2014 increased net sales by $17.1 million or 24.6% compared to 2013.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at 100% of pre-incident levels. We are insured against property loss and business interruption, and we recognized $3.5 million in business interruption proceeds during the year ended December 28, 2014, as partial payment. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss).

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 85.6% and 87.0% for the years ended December 28, 2014, and December 29, 2013, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales across all segments. Additionally, material cost of sales, direct labor, depreciation, distribution and overhead as a percentage of net sales in 2014 decreased 1.0%, 0.1%, 0.1%, 0.1% and 0.1% respectively, over the 2013 period.
Selling, General and Administration Expenses
In the year ended December 28, 2014, selling, general and administration expenses, as a percentage of net sales, were 12.2%, compared to 12.0% in the year ended December 29, 2013, an increase of 20 basis points.
Selling, general and administration expenses in the year ended December 28, 2014, were $224.1 million, an increase of $16.9 million from $207.2 million in the year ended December 29, 2013. The increase was driven by $7.4 million of selling, general and administration expenses incurred in the Door-Stop operations during 2014, a net increase of $5.7 million in losses on disposals of property, plant and equipment, an increase of $3.1 million in professional fees, an additional $1.9 million of share based compensation expense, an increase of $1.1 million in advertising expense, an increase of $0.7 million in bad debt expense and other increases of $1.9 million. The increase in professional fees was driven by costs associated with complying with the Sarbanes-Oxley Act of 2002, our 2014 acquisitions and the disposition of underperforming assets. These increases were partially offset by a decrease of $4.2 million in personnel costs and a decrease due to foreign exchange impacts of $0.7 million.

Restructuring Costs
Restructuring costs in the year ended December 28, 2014, were $11.1 million, compared to $10.6 million in the year ended December 29, 2013. Restructuring costs in 2014 were related primarily to expenses incurred as part of the 2014 Plan. Costs incurred in 2013 were related primarily to the 2012 Restructuring Plan.
Asset Impairment
Asset impairment charges in the year ended December 28, 2014, were $18.2 million, compared to $1.9 million in the year ended December 29, 2013. Asset impairment charges in 2014 related to certain asset groups in the Europe, Asia and Latin America segment. Of this amount, $15.0 million related to property, plant and equipment and $3.2 million was related to definite-lived intangible assets. During the fourth quarter of 2014, management reassessed future

MASONITE INTERNATIONAL CORPORATION

cash flow expectations in certain underperforming markets in the Europe, Asia and Latin America segment. After reviewing the businesses, and in consideration of deteriorated market conditions, management initiated strategic actions which have resulted in a significant reduction in expected future cash flows. The resulting non-cash impairment charges for three of our asset groups were determined based upon the excess of the asset groups' carrying values over their respective fair values, determined using a discounted cash flows approach. Asset impairment charges in 2013 related to one piece of machinery in the North America segment. During the second quarter of 2013, management determined that the asset was no longer of any future value and the resulting non-cash impairment charge was based upon the asset's carrying value at the time of disposal.
Interest Expense, Net
Interest expense, net, in the year ended December 28, 2014, was $41.5 million, compared to $33.2 million in the year ended December 29, 2013. This increase primarily relates to the additional interest incurred in 2014 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.
Other Expense (Income), Net
Other expense (income), net, in the year ended December 28, 2014, was $(0.6) million, compared to $2.3 million in the year ended December 29, 2013. The change in other expense (income), net, is due to our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the year ended December 28, 2014, was $4.5 million, an increase of $25.9 million from $21.4 million of income tax benefit in the year ended December 29, 2013. Our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate and income and losses in tax jurisdictions with existing valuation allowances. The increase in our income tax expense is primarily the result of a $29.6 million increase in income tax expense related to changes in our income tax valuation allowances.
Segment Information

	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Percentage of segment net sales	8.7%	4.1%	0.5%	7.5%

	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Percentage of segment net sales	6.8%	3.3%	8.0%	6.1%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Less (plus):
Depreciation	39,567	17,543	3,512	60,622
Amortization	16,968	4,500	254	21,722
Share based compensation expense	9,605	—	—	9,605
Loss (gain) on disposal of property, plant and equipment	3,981	(322)	157	3,816
Restructuring costs	633	10,497	7	11,137
Asset impairment	—	18,202	—	18,202
Interest expense (income), net	69,559	(28,202)	168	41,525
Other expense (income), net	(953)	366	—	(587)
Income tax expense (benefit)	6,034	(40)	(1,461)	4,533
Loss (income) from discontinued operations, net of tax	569	61	—	630
Net income (loss) attributable to non-controlling interest	3,222	—	—	3,222
Net income (loss) attributable to Masonite	$(28,116)	$(6,850)	$(2,374)	$(37,340)

	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Less (plus):
Depreciation	43,151	15,156	3,773	62,080
Amortization	15,079	1,979	—	17,058
Share based compensation expense	7,752	—	—	7,752
Loss (gain) on disposal of property, plant and equipment	944	(2,602)	(117)	(1,775)
Registration and listing fees	2,421	—	—	2,421
Restructuring costs	2,791	6,697	1,142	10,630
Asset impairment	1,904	—	—	1,904
Interest expense (income), net	63,003	(29,911)	138	33,230
Other expense (income), net	(848)	3,164	—	2,316
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)
Loss (income) from discontinued operations, net of tax	598	—	—	598
Net income (loss) attributable to non-controlling interest	2,050	—	—	2,050
Net income (loss) attributable to Masonite	$(29,236)	$18,145	$81	$(11,010)
Adjusted EBITDA in our North America segment increased $31.9 million, or 35.8%, to $121.1 million in the year ended December 28, 2014, from $89.2 million in the year ended December 29, 2013. Adjusted EBITDA in our North America segment included a net business interruption claim recovery related to Marshfield of $4.5 million in 2013. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $48.8 million and $53.6 million in 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment increased $4.7 million, or 42.3%, to $15.8 million in the year ended December 28, 2014, from $11.1 million in the year ended December 29, 2013. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $2.4 million and $2.8 million in 2014 and 2013, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $5.2 million to $0.3 million in the year ended December 28, 2014, from $5.5 million in the year ended December 29, 2013, primarily due to the explosion at the Estcourt mill that caused a disruption in production for several weeks in 2014. Adjusted EBITDA in the Africa segment included a net business interruption claim recovery of $3.5 million in 2014. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $2.7 million and $2.4 million in 2014 and 2013. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

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

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
In the year ended December 29, 2013, selling, general and administration expenses, as a percentage of net sales, were 12.0%, compared to 12.3% in the year ended December 30, 2012, a decrease of 30 basis points.
Selling, general and administration expenses in the year ended December 29, 2013, were $207.2 million, an increase of $0.5 million from $206.7 million in the year ended December 30, 2012. This increase was driven by increased depreciation and amortization of $2.7 million, registration and listing fees of $2.4 million, a $1.2 million increase in share based compensation expense in 2013 compared to 2012 and other increases of $0.1 million. These amounts were partially offset by a reduction of selling, general and administration expenses due to the incremental $1.2 million of business interruption claims received, a reduction in losses on disposals of property, plant and equipment of $4.5 million and a decrease due to foreign exchange impacts of $0.2 million.
Restructuring Costs
Restructuring costs in the year ended December 29, 2013, were $10.6 million, compared to $11.4 million in the year ended December 30, 2012. Restructuring costs in 2013 were related primarily to expenses incurred as part of the 2013 Restructuring Plan, as well as expenses incurred relating to actions implemented as part of the 2012 Restructuring Plan. Costs incurred in 2012 were related primarily to the implementation of the 2012 Restructuring Plan.
Asset Impairment
Asset impairment charges in the year ended December 29, 2013, were $1.9 million, compared to $1.4 million in the year ended December 30, 2012. Asset impairment charges in 2013 related to one piece of machinery in the North America segment. During the second quarter of 2013, management determined that the asset was no longer of any future value and the resulting non-cash impairment charge was based upon the asset's carrying value at the time of disposal. Asset impairment charges in 2012 related to revaluation of assets held for sale in the North America segment. These non-cash impairment charges were based upon the excess of the assets' carrying values over their respective fair values (net of selling costs).
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

MASONITE INTERNATIONAL CORPORATION

enacted income tax rates used in the measurement of deferred tax assets and liabilities and a $2.7 million increase in income tax expense associated with the impact of Canadian tax legislation enacted during 2013.
Segment Information

	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Percentage of segment net sales	6.8%	3.3%	8.0%	6.1%

	Year Ended December 30, 2012
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Percentage of segment net sales	6.0%	4.6%	7.9%	5.8%

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Less (plus):
Depreciation	43,151	15,156	3,773	62,080
Amortization	15,079	1,979	—	17,058
Share based compensation expense	7,752	—	—	7,752
Loss (gain) on disposal of property, plant and equipment	944	(2,602)	(117)	(1,775)
Registration and listing fees	2,421	—	—	2,421
Restructuring costs	2,791	6,697	1,142	10,630
Asset impairment	1,904	—	—	1,904
Interest expense (income), net	63,003	(29,911)	138	33,230
Other expense (income), net	(848)	3,164	—	2,316
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)
Loss (income) from discontinued operations, net of tax	598	—	—	598
Net income (loss) attributable to non-controlling interest	2,050	—	—	2,050
Net income (loss) attributable to Masonite	$(29,236)	$18,145	$81	$(11,010)

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 30, 2012
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Less (plus):
Depreciation	41,665	17,540	4,143	63,348
Amortization	12,787	2,289	—	15,076
Share based compensation expense	6,517	—	—	6,517
Loss (gain) on disposal of property, plant and equipment	2,494	230	—	2,724
Restructuring costs	3,721	7,710	—	11,431
Asset impairment	1,350	—	—	1,350
Interest expense (income), net	60,939	(29,422)	(63)	31,454
Other expense (income), net	688	(160)	—	528
Income tax expense (benefit)	(13,007)	(828)	470	(13,365)
Loss (income) from discontinued operations, net of tax	(1,480)	—	—	(1,480)
Net income (loss) attributable to non-controlling interest	2,923	—	—	2,923
Net income (loss) attributable to Masonite	$(44,811)	$19,701	$1,865	$(23,245)

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
Adjusted EBITDA in our Europe, Asia and Latin America segment decreased $6.0 million, or 35.1%, to $11.1 million in the year ended December 29, 2013, from $17.1 million in the year ended December 30, 2012. This decline is primarily attributable to product quality issues in Israel as well as the broader market downturn. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $2.8 million and $4.4 million in 2013 and 2012, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of December 28, 2014, we had $192.0 million of cash and cash equivalents, availability under our ABL Facility of $121.8 million and availability under our AR Sales Program of $13.9 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash flows from Operating Activities
Cash provided by operating activities was $77.4 million during the year ended December 28, 2014. This amount is primarily driven by certain non-cash items in net income (loss) including depreciation and amortization of $82.3 million, asset impairments of $19.6 million, share based compensation costs of $9.6 million, non-cash loss on deconsolidation of $6.2 million and losses on disposals of property, plant and equipment of $3.8 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $23.6 million, a decrease in prepaid expenses of $1.4 million and other operating inflows of $0.6 million. These cash inflows were partially offset by our net loss of $34.1 million, pension and post-retirement funding (net of expense) of $6.8 million, noncash deferred income tax benefit of $2.0 million, an increase in accounts receivable of $14.0 million correlating to our increased sales and an increase in inventories of $12.8 million.
Cash provided by operating activities was $47.5 million during the year ended December 29, 2013. This amount was primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $79.1 million, share based compensation expense of $7.8 million and asset impairments of $3.3 million. Additionally, cash inflows were generated by dividends from equity investees of $1.2 million, a decrease in accounts receivable of $9.2 million and other operating inflows of $1.7 million. These cash inflows were partially offset by our net loss of $9.0 million, noncash deferred income tax benefit of $23.2 million, pension and post-retirement funding (net of expense) of $1.9 million, an increase in inventories of $8.7 million, an increase in prepaid expenses of $3.5 million, a decrease in accounts payable and accrued expenses of $5.1 million and a net cash outflow from changes in other assets and liabilities of $3.4 million.

Cash provided by operating activities was $55.2 million during the year ended December 30, 2012. This amount is primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $78.4 million, share based compensation costs of $6.5 million, loss on disposal of property, plant and equipment of $2.7 million and asset impairments of $2.6 million. Additionally, cash inflows were generated by dividends from equity investees of $1.3 million, an increase in accounts payable and accrued expenses of $16.3 million and a decrease in prepaid expenses of $1.3 million. These cash inflows were partially offset by our net loss of $20.3 million, noncash deferred income tax benefit of $15.6 million, pension and post-retirement funding (net of expenses) of $3.7 million, income related to discontinued operations of $1.5 million, an increase in accounts receivable of $9.6 million correlating to our increased sales and an increase in inventories of $3.1 million and other operating outflows of $0.1 million.

Cash flows from Investing Activities
Cash used in investing activities was $100.9 million during the year ended December 28, 2014. The primary uses of cash in investing activities were cash used in the acquisitions (net of cash acquired) of $54.3 million, additions to property, plant and equipment of $50.1 million, loss on deconsolidation of $1.1 million and other investing outflows of $2.4 million. These cash outflows were partially offset by proceeds from sales of property, plant and equipment of $7.0 million.
Cash used in investing activities was $54.5 million during the year ended December 29, 2013. The primary uses of cash in investing activities were additions to property, plant and equipment of $46.0 million, cash used in acquisitions (including payment of holdbacks from previous acquisitions) of $15.4 million, an increase of restricted cash of $1.1 million and other investing outflows of $1.7 million. These outflows were partially offset by proceeds from sales of property, plant and equipment of $9.6 million.

Cash used in investing activities was $136.1 million during the year ended December 30, 2012. The primary uses of cash in investing activities were cash used in acquisitions (net of cash acquired) of $88.4 million and additions to property, plant and equipment of $48.4 million. These outflows were partially offset by other investing inflows of $0.7 million. The cash used in acquisitions relates to the Lemieux, Algoma and Baillargeon acquisitions, as well as portions of holdbacks paid for our 2010 acquisitions.

MASONITE INTERNATIONAL CORPORATION

Cash flows from Financing Activities
Cash provided by financing activities was $128.8 million during the year ended December 28, 2014. The primary sources of cash provided by financing activities were the proceeds from the issuance of $125.0 million aggregate principal amount of additional Senior Notes in the amount of $138.7 million and proceeds from warrant conversions of $0.3 million. These cash inflows were partially offset by the payment of financing costs relating to these additional Senior Notes of $1.9 million, payments of $3.2 million for minimum tax withholdings from the issuance of share based awards and dividends paid to the minority owners of our non-wholly-owned subsidiaries of $5.0 million.
Cash used in financing activities was $11.1 million during the year ended December 29, 2013, which was due to payments of $5.9 million for minimum tax withholdings from the issuance of share based awards, dividends paid to the minority owners of our non-wholly-owned subsidiaries of $3.7 million and the return of capital paid to recipients of share based awards in the amount of $1.5 million.

Cash provided by financing activities was $94.2 million during year ended December 30, 2012. The primary source of cash provided by financing activities was the proceeds from the issuance of the $100.0 million aggregate principal amount of additional Senior Notes in the amount of $103.5 million. This cash inflow was partially offset by the payment of financing costs relating to these additional Senior Notes of $2.0 million, dividends paid to the minority owners of our non-wholly-owned subsidiaries of $5.7 million and the return of capital paid to recipients of share based awards in the amount of $1.5 million.

Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. As of December 28, 2014, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2015 to be approximately $60 million to $65 million. On a continual basis, we evaluate and consider tuck-in and strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of December 28, 2014, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

Senior Notes
On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "Senior Notes"). All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of eight companies since 2011 for aggregate consideration of $297.5 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $39.4 million, $31.9 million, and $30.0 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the Senior Notes under certain circumstances specified therein. The indenture governing the Senior Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the Senior Notes. In addition, if in the future the Senior Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of both December 28, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.
ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of December 28, 2014, we had approximately $121.8 million of availability under the ABL Facility.
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

MASONITE INTERNATIONAL CORPORATION

The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both December 28, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the Senior Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $1,533.3 million, $1,404.4 million and $1,472.9 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $121.0 million, $67.7 million and $97.0 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.
Our non-guarantor subsidiaries had total assets of $1.4 billion and $1.4 billion as of December 28, 2014, and December 29, 2013, respectively; and total liabilities of $791.2 million and $718.8 million as of December 28, 2014, and December 29, 2013, respectively.

Contractual Obligations

The following table presents our contractual obligations over the periods indicated as of December 28, 2014:

	Fiscal Year Ended
(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$500,000	$500,000
Scheduled interest payments	41,251	41,251	41,251	41,251	41,251	61,877	268,132
Operating leases	16,882	12,776	10,459	9,681	9,019	62,509	121,326
Pension contributions	6,058	901	947	1,993	3,045	10,754	23,698
Total (1)	$62,941	$54,162	$52,115	$52,384	$52,835	$635,140	$909,577
____________
(1) As of December 28, 2014, we have $8.3 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

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

Goodwill

We evaluate all business combinations for intangible assets that should be recognized and reported apart from goodwill. Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. We performed a quantitative impairment test during the fourth quarter of 2014 and determined that goodwill was not impaired. The estimated fair value of our goodwill significantly exceeded the estimated carrying value.

Intangible Assets

Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the fourth quarter of 2014 and determined that indefinite-lived intangible assets were not impaired.

Long-lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the estimates of asset’s useful lives and undiscounted future cash flows based on market participant assumptions. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

MASONITE INTERNATIONAL CORPORATION

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with inherent uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. We assess the income tax positions and record tax liabilities for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at enacted rates. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would be a credit to income in the period such determination was made. The consolidated financial statements include increases in the valuation allowances as a result of uncertainty regarding our ability to realize certain deferred tax assets in the future. Our accounting for deferred tax consequences represents our best estimate of future events that can be appropriately reflected in the accounting estimates. Changes in existing tax laws, regulations, rates and future operating results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are also subject to change as a result in changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Although we believe the measurement of liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcomes of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability is reversed and a tax benefit is recognized in the period in which such determination is made. Conversely, additional tax charges are recorded in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.

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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of December 28, 2014, or December 29, 2013.

MASONITE INTERNATIONAL CORPORATION

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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of December 28, 2014, or December 29, 2013.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of December 28, 2014, or December 29, 2013, there were no outstanding borrowings under our ABL Facility.
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

MASONITE INTERNATIONAL CORPORATION

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Masonite International Corporation
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Masonite International Corporation and subsidiaries (the "Company") as of December 28, 2014 and December, 29, 2013, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 28, 2014. We also have audited the Company’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masonite International Corporation and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida
February 26, 2015

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net sales	$1,837,700	$1,731,143	$1,676,005
Cost of goods sold	1,572,301	1,505,636	1,459,701
Gross profit	265,399	225,507	216,304
Selling, general and administration expenses	224,077	207,166	206,708
Restructuring costs	11,137	10,630	11,431
Asset impairment	18,202	1,904	1,350
Operating income (loss)	11,983	5,807	(3,185)
Interest expense (income), net	41,525	33,230	31,454
Other expense (income), net	(587)	2,316	528
Income (loss) from continuing operations before income tax expense (benefit)	(28,955)	(29,739)	(35,167)
Income tax expense (benefit)	4,533	(21,377)	(13,365)
Income (loss) from continuing operations	(33,488)	(8,362)	(21,802)
Income (loss) from discontinued operations, net of tax	(630)	(598)	1,480
Net income (loss)	(34,118)	(8,960)	(20,322)
Less: net income (loss) attributable to non-controlling interest	3,222	2,050	2,923
Net income (loss) attributable to Masonite	$(37,340)	$(11,010)	$(23,245)

Earnings (loss) per common share attributable to Masonite:
Basic	$(1.26)	$(0.39)	$(0.84)
Diluted	$(1.26)	$(0.39)	$(0.84)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(1.24)	$(0.37)	$(0.89)
Diluted	$(1.24)	$(0.37)	$(0.89)

Comprehensive income (loss):
Net income (loss)	$(34,118)	$(8,960)	$(20,322)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(48,667)	(12,096)	8,187
Pension and other post-retirement adjustment	(12,045)	15,571	663
Amortization of actuarial net losses	—	1,413	1,689
Income tax benefit (expense) related to other comprehensive income (loss)	3,076	(6,266)	(1,561)
Other comprehensive income (loss), net of tax:	(57,636)	(1,378)	8,978
Comprehensive income (loss)	(91,754)	(10,338)	(11,344)
Less: comprehensive income (loss) attributable to non-controlling interest	2,244	1,289	3,157
Comprehensive income (loss) attributable to Masonite	$(93,998)	$(11,627)	$(14,501)

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	December 28, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$192,037	$100,873
Restricted cash	13,187	13,831
Accounts receivable, net	241,721	243,823
Inventories, net	222,732	218,348
Prepaid expenses	21,103	22,371
Assets held for sale	—	3,408
Income taxes receivable	1,796	3,250
Current deferred income taxes	20,767	17,840
Total current assets	713,343	623,744
Property, plant and equipment, net	576,234	630,279
Investment in equity investees	8,827	7,483
Goodwill	99,199	78,404
Intangible assets, net	203,372	203,714
Long-term deferred income taxes	20,697	23,363
Other assets, net	24,879	24,158
Total assets	$1,646,551	$1,591,145

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,199	$98,936
Accrued expenses	137,681	128,924
Income taxes payable	1,361	732
Total current liabilities	237,241	228,592
Long-term debt	511,920	377,861
Long-term deferred income taxes	107,777	108,924
Other liabilities	54,114	50,206
Total liabilities	911,052	765,583
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 30,015,321 and 29,085,021 shares issued and outstanding as of December 28, 2014, and December 29, 2013, respectively.	657,292	646,196
Additional paid-in capital	225,918	230,306
Accumulated deficit	(97,517)	(60,177)
Accumulated other comprehensive income (loss)	(76,259)	(19,601)
Total equity attributable to Masonite	709,434	796,724
Equity attributable to non-controlling interests	26,065	28,838
Total equity	735,499	825,562
Total liabilities and equity	$1,646,551	$1,591,145

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 1, 2012	27,531,792	$626,787	$241,496	$(25,922)	$(27,728)	$814,633	$33,850	$848,483

Net income (loss)				(23,245)		(23,245)	2,923	(20,322)
Other comprehensive income (loss), net of tax					8,744	8,744	234	8,978
Dividends to non-controlling interests						—	(5,735)	(5,735)
Share based awards			6,517			6,517		6,517
Common shares issued for delivery of share based awards	411,982	7,123	(7,123)			—		—
Reduction of return of capital payable due to forfeitures of share based awards			(11)			(11)		(11)
Common shares withheld to cover income taxes payable due to delivery of share based awards			(95)			(95)		(95)
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(11,010)		(11,010)	2,050	(8,960)
Other comprehensive income (loss), net of tax					(617)	(617)	(761)	(1,378)
Dividends to non-controlling interests						—	(3,723)	(3,723)
Share based awards			7,752			7,752		7,752
Common shares issued for delivery of share based awards	1,141,247	12,286	(12,286)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(5,944)			(5,944)		(5,944)
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(37,340)		(37,340)	3,222	(34,118)
Other comprehensive income (loss), net of tax					(56,658)	(56,658)	(978)	(57,636)
Dividends to non-controlling interests						—	(5,017)	(5,017)
Share based awards			9,605			9,605		9,605
Common shares issued for delivery of share based awards	650,892	6,996	(6,996)			—		—
Common shares issued for exercise of warrants	279,408	4,100	(3,837)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,160)			(3,160)		(3,160)
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	December 28, 2014	December 29, 2013	December 30, 2012
Net income (loss)	$(34,118)	$(8,960)	$(20,322)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	630	598	(1,480)
Non-cash loss on deconsolidation	6,174	—	—
Depreciation	60,622	62,080	63,348
Amortization	21,722	17,058	15,076
Share based compensation expense	9,605	7,752	6,517
Deferred income taxes	(1,970)	(23,177)	(15,617)
Unrealized foreign exchange loss (gain)	328	2,928	179
Share of loss (income) from equity investees, net of tax	(1,344)	(1,020)	(718)
Dividend from equity investee	—	1,170	1,346
Pension and post-retirement expense (funding), net	(6,827)	(1,855)	(3,688)
Non-cash accruals and interest	(365)	915	715
Loss (gain) on sale of property, plant and equipment	3,816	(1,775)	2,724
Asset impairment	19,605	3,271	2,614
Changes in assets and liabilities:
Accounts receivable	(14,047)	9,168	(9,642)
Inventories	(12,843)	(8,720)	(3,090)
Prepaid expenses	1,387	(3,527)	1,263
Accounts payable and accrued expenses	23,592	(5,095)	16,274
Other assets and liabilities	1,419	(3,358)	(277)
Net cash flow provided by (used in) operating activities	77,386	47,453	55,222
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	6,976	9,586	1,474
Additions to property, plant and equipment	(50,147)	(45,971)	(48,419)
Cash used in acquisitions, net of cash acquired	(54,256)	(15,376)	(88,354)
Loss on deconsolidation	(1,087)	—	—
Restricted cash	644	(1,062)	88
Other investing activities	(3,038)	(1,650)	(892)
Net cash flow provided by (used in) investing activities	(100,908)	(54,473)	(136,103)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	138,688	—	103,500
Payment of financing costs	(1,925)	—	(2,035)
Minimum tax withholding on share based awards	(3,160)	(5,944)	—
Distributions to non-controlling interests	(5,017)	(3,723)	(5,735)
Proceeds from exercise of common stock warrants	263	—
Return of capital paid	—	(1,471)	(1,500)
Net cash flow provided by (used in) financing activities	128,849	(11,138)	94,230
Net foreign currency translation adjustment on cash	(14,163)	(3,283)	(240)
Increase (decrease) in cash and cash equivalents	91,164	(21,441)	13,109
Cash and cash equivalents, beginning of period	100,873	122,314	109,205
Cash and cash equivalents, at end of period	$192,037	$100,873	$122,314

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 63 manufacturing and distribution facilities in 10 countries and sells doors to customers throughout the world, including the United States, Canada, the United Kingdom and France.

Basis of Presentation

We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of December 28, 2014, and December 29, 2013, and for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Summary of Significant Accounting Policies

(a)    Principles of consolidation:
These consolidated financial statements include the accounts of Masonite and our subsidiaries and the accounts of any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated upon consolidation. The results of subsidiaries acquired during the periods presented are consolidated from their respective dates of acquisition using the acquisition method. Subsidiaries are prospectively deconsolidated as of the date when we no longer have effective control of the entity.

(b)    Translation of consolidated financial statements into U.S. dollars:
These consolidated financial statements are expressed in U.S. dollars. The accounts of the majority of our self-sustaining foreign operations are maintained in functional currencies other than the U.S. dollar. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). For our foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within other expense (income), net, in the consolidated statements of comprehensive income (loss). Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income (loss) for the periods presented.

(c)    Cash and cash equivalents:
Cash includes cash equivalents which are short-term highly liquid investments with original maturities of three months or less.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(j)    Income taxes:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(p)    Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of period	$1,914	$1,368	$1,366
Additions charged to expense	4,674	1,851	1,470
Deductions	(3,033)	(1,305)	(1,468)
Balance at end of period	$3,555	$1,914	$1,368

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(q)    Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of comprehensive income (loss) and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.

(r)    Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs were $7.7 million, $6.3 million and $6.1 million in the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income (loss).

(s)    Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs were $6.1 million, $4.1 million and $4.6 million in the years ended December 28, 2014, December 29, 2013 and December 30, 2012 respectively. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income (loss). These costs exclude the significant investments in other areas such as advanced automation and e-commerce.

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

(w)    Segment Reporting:
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. The North America reportable segment is the aggregation of the following operating segments: Retail, Wholesale and Architectural. The Europe, Asia and Latin America reportable segment is the aggregation of the following operating segments: United Kingdom, France and Central Eastern Europe. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

(x)    Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2014, there were no material changes in the methods or policies used to establish estimates and assumptions. Matters subject to significant estimation and judgment include the valuation of the allowance for doubtful accounts; the realizable values of inventories; the valuation of acquired tangible assets and liabilities; the determination of the fair value of financial instruments; the determination of the fair value of goodwill and intangible assets and the useful lives of intangible assets and long-lived assets, as well as the determination of impairment thereon; the determination of obligations under employee future benefit plans; the determination of the valuation of share based awards; and the recoverability of deferred tax assets and uncertain tax positions. Actual results may differ significantly from our estimates.

2. Acquisitions

2014 Acquisitions

On December 1, 2014, we completed the acquisition of Harring Doors Corporation (“Harring”), headquartered in London, Ontario, for total consideration of $3.9 million, net of cash acquired. We acquired 100% of the equity interests in Harring through the purchase of all of the outstanding shares of common stock at the acquisition date. Harring manufactures interior and exterior stile and rail wood doors for architectural door applications at its facility in London, Ontario. The excess purchase price over the fair value of net assets acquired of $2.0 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our North American architectural wood door business. This goodwill is not deductible for tax purposes and relates to the North America segment. The acquisition of Harring complements our architectural wood door business.

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

The aggregate consideration paid for acquisitions during 2014 was as follows:

(In thousands)	Harring Acquisition	Door-Stop Acquisition	Total 2014 Acquisitions
Accounts receivable	$1,180	$2,648	$3,828
Inventory	443	2,665	3,108
Property, plant and equipment	1,167	4,303	5,470
Goodwill	1,951	20,359	22,310
Intangible assets	—	28,776	28,776
Accounts payable and accrued expenses	(731)	(3,492)	(4,223)
Other assets and liabilities, net	(109)	(4,904)	(5,013)
Cash consideration, net of cash acquired	$3,901	$50,355	$54,256

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of tangible assets acquired and liabilities assumed from the Harring acquisition were based upon preliminary calculations and valuations and the estimates and assumptions for the acquisition are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary estimates which are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including goodwill. The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from Door-Stop consist of customer relationships and are being amortized over the weighted average amortization period of 9.9 years. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $1.2 million and $2.8 million for the Harring and Door-Stop acquisitions, respectively.

The following schedule represents the amount of revenue and earnings from the Door-Stop acquisition which have been included in the consolidated statements of comprehensive income (loss) for the period indicated subsequent to the acquisition date. Amounts of revenue and earnings included in the consolidated statements of comprehensive income (loss) for Harring were not material for the year ended December 28, 2014.

(In thousands)	Year Ended December 28, 2014
Net sales	$42,498
Net income (loss) attributable to Masonite	4,819

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

Amounts of revenue and earnings included in the consolidated statements of comprehensive income (loss) for Chile were not material for the year ended December 28, 2014, or December 29, 2013.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our North American wood door business. This goodwill is not deductible for tax purposes and relates to the North America segment. The acquisition of Lemieux complements our residential wood door business and provides an additional strategic growth platform.

On April 20, 2012, we completed the acquisition of Algoma Holding Company (“Algoma”), headquartered in Algoma, Wisconsin, for total consideration of $55.6 million, net of cash acquired. We acquired 100% of the equity interests in Algoma through the purchase of all of the outstanding shares of common stock at the acquisition date. Algoma manufactures interior wood doors and components for architectural applications at its facilities in Algoma, Wisconsin, and Jefferson City, Tennessee. The acquisition of Algoma complements our existing Marshfield-, Mohawk- and Baillargeon-branded architectural interior wood door business and provides strategic growth opportunities for us in our Architectural DoorSystems business in North America. The excess purchase price over the fair value of net tangible and intangible assets acquired of $20.0 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America segment.

On March 26, 2012, we completed the acquisition of Les Portes Baillargeon, Inc. (“Baillargeon”), headquartered in St. Ephrem, Quebec, for total consideration of $9.9 million. We acquired 100% of the equity interests in Baillargeon through the purchase of all of the outstanding shares of common stock at the acquisition date. Baillargeon is a Canadian manufacturer of interior wood doors for architectural applications. The Baillargeon acquisition strengthens our Architectural DoorSystems business in North America. The excess purchase price over the fair value of net tangible and intangible assets acquired of $1.1 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our Architectural DoorSystems business. This goodwill is not deductible for tax purposes and relates to the North America segment.

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

The fair values of tangible and intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from Lemieux and Algoma consist of customer relationships, and are being amortized over the weighted average amortization period of 7.8 years. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $5.1 million, $9.0 million and $3.1 million from Lemieux, Algoma and Baillargeon, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following schedule represents the amounts of revenue and earnings which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the respective acquisition dates:

	Year Ended December 28, 2014
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$66,292	$64,426	$18,933	$149,651
Net income (loss) attributable to Masonite	7,460	(1,400)	413	6,473

	Year Ended December 29, 2013
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$60,055	$65,309	$20,331	$145,695
Net income (loss) attributable to Masonite	6,144	936	1,781	8,861

	Year Ended December 30, 2012
(In thousands)	Lemieux	Algoma	Baillargeon	Total
Net sales	$17,296	$47,179	$15,843	$80,318
Net income (loss) attributable to Masonite	681	1,024	1,021	2,726

Pro Forma Information

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. Pro forma information relating to the Harring and Chile acquisitions has been excluded as it is not materially different from amounts reported. The pro forma results have been derived from audited and unaudited financial results of the acquired entities. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

	Year Ended December 28, 2014
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$1,837,700	$6,659	$1,844,359
Net income (loss) attributable to Masonite	(37,340)	624	(36,716)

Basic earnings (loss) per common share	$(1.26)		$(1.24)
Diluted earnings (loss) per common share	$(1.26)		$(1.24)

In the table above, amounts under the Door-Stop heading reflect pro forma results for the period prior to acquisition through the acquisition date of February 24, 2014. All actual results from Door-Stop subsequent to the acquisition date are reflected under the Masonite heading above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 29, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$1,731,143	$38,824	$1,769,967
Net income (loss) attributable to Masonite	(11,010)	3,227	(7,783)

Basic earnings (loss) per common share	$(0.39)		$(0.28)
Diluted earnings (loss) per common share	$(0.39)		$(0.28)

Pro forma information relating to the Chile acquisition is not materially different from amounts reported.

	Year Ended December 30, 2012
(In thousands, except per share amounts)	Masonite	2012 Acquisitions	Pro Forma
Net sales	$1,676,005	$50,267	$1,726,272
Net income (loss) attributable to Masonite	(23,245)	1,298	(21,947)

Basic earnings (loss) per common share	$(0.84)		$(0.79)
Diluted earnings (loss) per common share	$(0.84)		$(0.79)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 30, 2012	$78,122	$—	$78,122
Goodwill from 2013 acquisition	316	—	316
Foreign exchange fluctuations	(34)	—	(34)
December 29, 2013	78,404	—	78,404

Goodwill from 2014 acquisitions	1,951	20,359	22,310
Foreign exchange fluctuations	(537)	(978)	(1,515)
December 28, 2014	$79,818	$19,381	$99,199

Changes in the carrying amount of intangible assets were as follows for the periods indicated:

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
Net book value
December 29, 2013	$60,487	$15,595	$11,895	$5,034	$110,703	$203,714
Acquisitions	25,501	—	333	275	2,667	28,776
Additions (write-offs)	(453)	1,084	1,233	(2,741)	(1,403)	(2,280)
Amortization	(12,010)	(2,591)	(3,652)	(1,353)	—	(19,606)
Translation adjustment	(1,685)	(462)	(236)	6	(4,855)	(7,232)
December 28, 2014	$71,840	$13,626	$9,573	$1,221	$107,112	$203,372

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
Net book value
December 30, 2012	$70,791	$16,904	$13,738	$7,013	$111,178	$219,624
Additions (write-offs)	—	1,269	1,460	—	—	2,729
Amortization	(9,798)	(2,584)	(3,179)	(1,497)	—	(17,058)
Translation adjustment	(506)	6	(124)	(482)	(475)	(1,581)
December 29, 2013	$60,487	$15,595	$11,895	$5,034	$110,703	$203,714

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	December 28, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(33,181)	$(2,360)	$71,840
Patents	28,630	(14,696)	(308)	13,626
Software	28,832	(19,322)	63	9,573
Other	9,457	(6,810)	(1,426)	1,221
	174,300	(74,009)	(4,031)	96,260
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(3,941)	107,112
Total intangible assets	$285,353	$(74,009)	$(7,972)	$203,372

	December 29, 2013
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$82,333	$(21,171)	$(675)	$60,487
Patents	27,546	(12,105)	154	15,595
Software	27,266	(15,670)	299	11,895
Other	11,923	(5,457)	(1,432)	5,034
	149,068	(54,403)	(1,654)	93,011
Indefinite life intangible assets:
Trademarks and tradenames	109,789	—	914	110,703
Total intangible assets	$258,857	$(54,403)	$(740)	$203,714

Amortization of intangible assets was $19.6 million, $17.1 million and $15.1 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated future amortization of intangible assets with definite lives as of December 28, 2014, is as follows:

(In thousands)
Fiscal year:
2015	$18,703
2016	17,335
2017	15,239
2018	12,008
2019	11,617

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 48.8% and 44.4% of total accounts receivable as of December 28, 2014, and December 29, 2013, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 28, 2014, and December 29, 2013. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either December 28, 2014, or December 29, 2013.

The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of period	$3,764	$3,871	$2,510
Additions charged to expense	2,522	1,989	2,077
Deductions	(3,670)	(2,096)	(716)
Balance at end of period	$2,616	$3,764	$3,871

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

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	December 28, 2014	December 29, 2013
Raw materials	$155,012	$151,065
Finished goods	67,720	67,283
Inventories, net	$222,732	$218,348

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of period	$8,351	$7,561	$10,520
Additions charged to expense	1,730	2,051	2,158
Deductions	(3,533)	(1,261)	(5,117)
Balance at end of period	$6,548	$8,351	$7,561

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	December 28, 2014	December 29, 2013
Land	$44,971	$50,190
Buildings	170,344	192,782
Machinery and equipment	530,599	559,776
Property, plant and equipment, gross	745,914	802,748
Accumulated depreciation	(169,680)	(172,469)
Property, plant and equipment, net	$576,234	$630,279

Total depreciation expense was $60.6 million, $62.1 million and $63.3 million in the years ended December 28, 2014, December 29, 2013, and December 30, 2012 respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. Currently, the mill is running at 100% of pre-incident levels. We are insured against property loss and business interruption, and we recognized $3.5 million in business interruption proceeds during the year ended December 28, 2014, as partial payment. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	December 28, 2014	December 29, 2013
8.25% Senior Notes due 2021	$500,000	$375,000
Unamortized premium on Senior Notes	11,920	2,809
Capital lease obligations and other long-term debt	—	52
Total long-term debt	$511,920	$377,861

Senior Notes

On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "Senior Notes"). As of December 28, 2014, we had outstanding $500.0 million aggregate principal amount of Senior Notes. All issuances of the Senior Notes have the same terms, rights and obligations, and were issued in the same series. The Senior Notes were issued in three private

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and to buyers outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes were issued without registration rights and are not listed on any securities exchange. The Senior Notes bear interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and are due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, are being amortized to interest expense over the term of the Senior Notes using the effective interest method. The net proceeds from the Senior Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of eight companies since 2011 for aggregate consideration of $297.5 million. The remaining proceeds from the Senior Notes are intended for general corporate purposes, which may include funding future acquisitions. Interest expense relating to the Senior Notes was $39.4 million, $31.9 million, and $30.0 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

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

The indenture governing the Senior Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 28, 2014, and December 29, 2013, we were in compliance with all covenants under the indenture governing the Senior Notes.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on our common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of December 28, 2014, and December 29, 2013, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share-based compensation expense was $9.6 million, $7.8 million and $6.5 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012. As of December 28, 2014, the total remaining unrecognized compensation expense related to share based compensation amounted to $11.4 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance compensation award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

impairs the rights of a participant is subject to such participant's consent and; provided further, that any material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of December 28, 2014, there were 1,867,569 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of December 28, 2014 the liability and asset relating to deferred compensation each had a fair value of $1.5 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

As of December 28, 2014, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was $0.7 million, $2.5 million and $2.6 million in the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 28, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(560,568)	23,400	14.15
Cancelled	(20,622)		38.48
Outstanding, end of period	1,231,468	$48,516	$19.59	5.9

Exercisable, end of period	907,716	$38,589	$16.48	5.1

Year Ended December 29, 2013	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Granted	245,238		34.87
Exercised	(1,017,137)	33,418	16.13
Cancelled	(43,891)		15.89
Outstanding, end of period	1,812,658	$59,525	$18.16	6.4

Exercisable, end of period	1,350,928	$48,690	$14.96	5.6

Year Ended December 30, 2012	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	2,627,379	$4,164	$15.76	7.9
Granted	47,000		17.26
Cancelled	(45,931)		15.00
Outstanding, end of period	2,628,448	$21,005	$15.76	6.9

Exercisable, end of period	1,881,158	$16,278	$15.12	6.5

The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated. Expected volatility is based on the historical volatility of the Company’s public industry peers’ common shares, amongst other considerations:

	2013 Grants	2012 Grants
Option Value (model conclusion)	$9.68	$4.46
Risk-free rate	1.7%	0.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	35.2%	49.0%
Expected term (in years)	6.4	1.8

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

	Year Ended
	December 28, 2014		December 29, 2013		December 30, 2012
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	618,963	$22.09	921,946	$17.75	886,830	$18.48
Granted	209,240	—	339,038		491,980
Delivered	(208,477)		(566,376)		(417,655)
Withheld to cover (1)	(59,066)		(65,406)		(9,555)
Cancelled	(17,287)		(10,239)		(29,654)
Outstanding, end of period	543,373	$34.56	618,963	$22.09	921,946	$17.75
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

Approximately one-half of the RSUs granted during the year ended December 28, 2014, vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended December 28, 2014, was $11.5 million and is being recognized over the weighted average requisite service period of 1.7 years. During the year ended December 28, 2014, there were 267,543 RSUs vested at a fair value of $14.6 million.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 were scheduled to expire on June 9, 2014 (the "2014 Warrants"), and 2,500,001 expire on June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provide the holders with a cashless exercise option. During the year ended December 28, 2014, holders of the 2014 Warrants exercised 3,289,146 warrants resulting in the issuance of 279,408 new common shares to the holders for which we received cash proceeds of $0.3 million. The remaining 44,188 outstanding 2014 Warrants expired and were forfeited as of June 9, 2014. There has been no activity relating to the 2016 Warrants as of December 28, 2014. We have accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and reduce additional paid-in capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Employee Future Benefits

United States Defined Benefit Plan

We have a defined benefit plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were largely curtailed in a prior year, and are a function of compensation levels, benefit formulas and years of service. We accrue the expected costs of providing plan benefits during the periods in which the employees render service. The measurement date used for the accounting valuation of the defined benefit plan was December 28, 2014. Information about the U.S. defined benefit plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Components of net periodic benefit cost:
Service cost	$261	$384	$809
Interest cost	5,062	4,662	4,680
Expected return on assets	(5,951)	(5,116)	(4,509)
Amortization of actuarial net losses	—	1,413	1,841
Net pension expense	$(628)	$1,343	$2,821

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit plan is set forth as follows for the periods indicated:

(In thousands)	December 28, 2014	December 29, 2013
Pension assets:
Fair value of plan assets, beginning of year	$84,501	$74,531
Company contributions	5,441	3,200
Actual return on plan assets	6,480	11,892
Benefits paid	(5,350)	(4,882)
Administrative expenses paid	(348)	(240)
Fair value of plan assets, end of year	90,724	84,501
Pension liability:
Accrued benefit obligation, beginning of year	105,821	114,910
Current service cost	261	384
Interest cost	5,062	4,662
Actuarial loss (gain)	10,857	(9,013)
Benefits paid	(5,350)	(4,882)
Administrative expenses paid	(348)	(240)
Accrued benefit obligation, end of year	116,303	105,821
Net accrued benefit obligation, end of year	$25,579	$21,320

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

	December 28, 2014		December 29, 2013
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$54,434	60.0%	$51,715	61.2%
Debt securities	35,382	39.0%	31,519	37.3%
Other	908	1.0%	1,267	1.5%
	$90,724	100.0%	$84,501	100.0%

Under our investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.S. defined benefit plan for 2014 is 60% equity securities, 38% debt securities and 2% of other securities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate applied for:
Accrued benefit obligation	4.1%	5.0%	4.1%
Net periodic pension cost	5.0%	4.1%	4.2%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

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

United Kingdom Defined Benefit Plan

We also have a defined benefit plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit plan was December 28, 2014. Information about the U.K. defined benefit plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Components of net periodic benefit cost:
Interest cost	$1,335	$1,329	$1,248
Expected return on assets	(1,041)	(974)	(947)
Net pension expense	$294	$355	$301

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit plan is as follows for the periods indicated:

(In thousands)	December 28, 2014	December 29, 2013
Pension assets:
Fair value of plan assets, beginning of year	$22,239	$20,143
Company contributions	789	890
Actual return on plan assets	2,594	1,681
Benefits paid	(1,285)	(874)
Translation adjustment	(1,248)	399
Fair value of plan assets, end of year	23,089	22,239
Pension liability:
Accrued benefit obligation, beginning of year	30,627	28,950
Interest cost	1,335	1,329
Actuarial loss (gain)	2,615	821
Benefits paid	(1,285)	(874)
Translation adjustment	(1,704)	401
Accrued benefit obligation, end of year	31,588	30,627
Net accrued benefit obligation, end of year	$8,499	$8,388

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

	December 28, 2014		December 29, 2013
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$10,784	46.7%	$11,172	50.2%
Debt securities	12,238	53.0%	10,824	48.7%
Other	67	0.3%	243	1.1%
Total plan assets	$23,089	100.0%	$22,239	100.0%

Under our investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit plan for 2014 is 50% equity securities and 50% debt securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate applied for:
Accrued benefit obligation	3.6%	4.4%	4.4%
Net periodic pension cost	3.6%	4.4%	4.4%
Expected long-term rate of return on plan assets	4.2%	5.2%	5.0%

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

The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income (loss) and the balance of such changes is included in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. The estimated transition obligation, prior service costs and actuarial net losses that will be amortized from AOCI into net periodic benefit cost during 2015 are $0.0 million, $0.0 million and $0.9 million, respectively.

As of December 28, 2014, the estimated future benefit payments from the plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2015	$6,615
2016	6,859
2017	7,097
2018	7,358
2019	7,656
2020 through 2024	41,754
Total estimated future benefit payments	$77,339

Expected contributions to the plans during 2015 are $6.0 million.

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

(In thousands)
Fiscal year:
2015	$16,882
2016	12,776
2017	10,459
2018	9,681
2019	9,019
Thereafter	62,509
Total future minimum lease payments	$121,326

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $24.6 million, $24.9 million and $24.9 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended
	December 28, 2014				December 29, 2013				December 30, 2012
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Total
2014 Plan	$—	$9,503	$—	$9,503	$—	$—	$—	$—	$—	$—	$—
2013 Plan	541	656	7	1,204	2,408	3,008	1,142	6,558	—	—	—
2012 Plan	92	338	—	430	383	2,841	—	3,224	3,772	7,357	11,129
2011 Plan	—	—	—	—	—	—	—	—	(51)	353	302
2009 and Prior Plans	—	—	—	—	—	848	—	848	—	—	—
Total Restructuring Costs	$633	$10,497	$7	$11,137	$2,791	$6,697	$1,142	$10,630	$3,721	$7,710	$11,431

	Cumulative Amount Incurred Through
	December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2014 Plan	$—	$9,503	$—	$9,503
2013 Plan	2,949	3,664	1,149	7,762
2012 Plan	4,247	10,536	—	14,783
2011 Plan	856	3,718	—	4,574
2010 Plan	3,552	3,831	—	7,383
2009 and Prior Plans	1,741	2,117	—	3,858
Total Restructuring Costs	$13,345	$33,369	$1,149	$47,863

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.5 million of charges during the year ended December 28, 2014, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $1.9 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of December 28, 2014, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of December 28, 2014, we do not expect to incur any material future charges for the 2013 Restructuring Plan.

During 2012, we began implementing plans to close certain of our U.S. manufacturing facilities due to the start-up of our new highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to recent acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets. We also began implementing plans during 2012 to permanently close our businesses in Hungary and Romania and to cease manufacturing operations in Poland, due to the continued economic downturn and heightened volatility of the Eastern European economies (collectively, the "2012 Restructuring Plan"). Costs associated with these closure and exit activities relate to closures of facilities and impairment of certain tangible and intangible assets and are substantially completed. As of December 28, 2014, we do not expect to incur any material future charges for the 2012 Restructuring Plan.

Prior years’ restructuring plans costs relate to headcount reductions and facility rationalizations as a result of weakened market conditions. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2009 and prior years (the "2009 and Prior Restructuring Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of December 28, 2014, we do not expect to incur any future charges for the 2009 and Prior Restructuring Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 28, 2014
2014 Plan	$—	$—	$9,503	$1,087	$7,577	$839
2013 Plan	2,348	(22)	1,226	3,211	—	341
2012 Plans	714	236	194	810	—	334
2009 and Prior Plans	1,347	—	—	528	—	819
Total	$4,409	$214	$10,923	$5,636	$7,577	$2,333

(In thousands)	December 30, 2012	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 29, 2013
2013 Plan	$—	$4,901	$1,657	$2,843	$1,367	$2,348
2012 Plans	2,893	377	2,847	5,403	—	714
2009 and Prior Plans	1,675	—	848	1,176	—	1,347
Total	$4,568	$5,278	$5,352	$9,422	$1,367	$4,409

(In thousands)	January 1, 2012	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 30, 2012
2012 Plans	$—	$6,115	$5,014	$6,972	$1,264	$2,893
2011 Plans	401	353	(51)	703	—	—
2009 and Prior Plans	3,130	—	—	1,455	—	1,675
Total	$3,531	$6,468	$4,963	$9,130	$1,264	$4,568

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Asset Impairment

During the year ended December 28, 2014, we recognized asset impairment charges of $18.2 million, related to certain asset groups in the Europe, Asia and Latin America segment. Of this amount, $15.0 million related to property, plant and equipment and $3.2 million was related to definite-lived intangible assets. During the fourth quarter of 2014, management reassessed future cash flow expectations in certain underperforming markets in the Europe, Asia and Latin America segment. After reviewing the businesses, and in consideration of deteriorated market conditions, management initiated strategic actions which have resulted in a significant reduction in expected future cash flows. The resulting non-cash impairment charges for three of our asset groups were determined based upon the excess of the asset groups' carrying values over their respective fair values, determined using a discounted cash flows approach. We will continue to closely monitor and assess the performance of these asset groups and other underperforming asset groups. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB’s Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for each asset group and a salvage value or market value for each asset group. For two of the asset groups, the estimated discounted future cash flows, including salvage values, were determined to be zero and the asset groups were fully impaired from their respective book values of $4.2 million and $2.1 million. The third asset group was determined to have a fair value of $0.7 million, based on a discounted future cash flow analysis including market value, compared to a book value of $12.4 million. The remaining $0.2 million of asset impairment charges are attributable to differences in foreign exchange rates used for balance sheet accounts versus statement of comprehensive income (loss) accounts.

During the year ended December 29, 2013, we recognized asset impairment charges of $1.9 million, related to one piece of machinery in the North America segment. During the second quarter of 2013, management determined that the asset was no longer of any future value and the resulting non-cash impairment charge was based upon the asset's carrying value at the time of disposal.

During the year ended December 30, 2012, we recognized asset impairment charges of $1.4 million, related to revaluation of assets held for sale in the North America segment. The resulting non-cash impairment charges were based upon the excess of the assets' carrying values over their respective fair values (net of selling costs). This valuation was performed on a regular basis and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework.

13. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Income (loss) from continuing operations before income tax expense (benefit):
Canada	$(32,093)	$(12,976)	$(27,444)
Foreign	3,138	(16,763)	(7,723)
Total income (loss) from continuing operations before income tax expense (benefit):	$(28,955)	$(29,739)	$(35,167)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense (benefit) consists of the following:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Current income tax expense (benefit):
Canada	$4,458	$4,160	$2,050
Foreign	2,045	(2,360)	202
Total current income tax expense (benefit):	6,503	1,800	2,252

Deferred income tax expense (benefit):
Canada	1,345	(9,354)	(3,892)
Foreign	(3,315)	(13,823)	(11,725)
Total deferred income tax expense (benefit)	(1,970)	(23,177)	(15,617)
Income tax expense (benefit)	$4,533	$(21,377)	$(13,365)

The Canadian federal statutory rate is 26.5%, 26.4% and 25.9% for 2014, 2013 and 2012, respectively. A summary of the differences between expected income tax expense (benefit) calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Income tax expense (benefit) computed at statutory income tax rate	$(7,679)	$(7,842)	$(9,095)
Foreign rate differential	248	(2,586)	(3,304)
Permanent differences	(1,314)	698	2,158
Deconsolidation	(1,679)	—	—
Income attributable to a permanent establishment	1,623	(794)	—
Change in valuation allowance	23,352	(6,251)	6,872
Tax exempt income	(9,643)	(9,168)	(7,492)
Non-deductible stock compensation	270	919	1,651
Unrealized foreign exchange gains (losses)	(573)	(2,001)	57
Unrecognized tax benefits	104	(3,851)	(2,742)
Functional currency adjustments	1,055	2,840	(377)
Change in rate of deferred taxes	(787)	2,874	(1,083)
Impact of Canadian tax legislation	(900)	2,657	—
Other	456	1,128	(10)
Income tax expense (benefit)	$4,533	$(21,377)	$(13,365)

Deferred income tax assets arise from available income tax losses and deductions. Our ability to use those income tax losses is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	December 28, 2014	December 29, 2013
Deferred income tax assets:
Non-capital loss carryforwards	$65,497	$62,641
Capital loss carryforwards	3,678	—
Deferred interest expense	22,008	22,632
Pension and post-retirement liability	13,914	12,519
Amounts currently not deductible for tax purposes	17,751	18,778
Unrealized foreign exchange loss (gain)	2,747	82
Other	6,429	7,133
Total deferred income tax assets	132,024	123,785
Valuation allowance	(35,766)	(16,949)
Total deferred income tax assets, net of valuation allowance	96,258	106,836
Deferred income tax liabilities:
Plant and equipment	(98,890)	(110,740)
Intangibles	(46,626)	(47,345)
Basis difference in subsidiaries	(8,708)	(8,260)
Other	(8,348)	(8,211)
Total deferred income tax liabilities	(162,572)	(174,556)
Net deferred income tax asset (liability)	$(66,313)	$(67,720)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 28, 2014 and December 29, 2013, a valuation allowance of $35.8 million and $16.9 million, respectively, has been established to record only the portion of the deferred tax assets that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Canada, Chile, France, India and Luxembourg. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 28, 2014, that arose from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $16.2 million if and when such deferred tax assets are ultimately realized.

The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of period	$16,949	$24,260	$11,312
Additions charged to expense and other	33,678	4,167	15,421
Deductions	(14,861)	(11,478)	(2,473)
Balance at end of period	$35,766	$16,949	$24,260

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The losses carried forward for tax purposes are available to reduce future income taxes by $256.3 million. We can apply these losses against future taxable income as follows:

(In thousands)	Canada	United States	Other Foreign	Total
2015-2022	$—	$—	$7,862	$7,862
2023-2042	97,414	82,759	6,305	186,478
Indefinitely	—	—	61,923	61,923
Total tax losses carried forward	$97,414	$82,759	$76,090	$256,263

We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $20.5 million in Canada and $12.4 million outside Canada on these gross operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of December 28, 2014, will be accounted for as a reduction of income tax expense.

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

As of December 28, 2014 and December 29, 2013, our gross unrecognized tax benefits were $3.7 million and $3.9 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of December 28, 2014 and December 29, 2013, are 2.6 million and 2.7 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities in the consolidated balance sheets. The changes to our gross unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Unrecognized tax benefit at beginning of period	$3,917	$5,547	$6,407
Gross increases in tax positions in current period	—	—	—
Gross decreases in tax positions in prior period	(229)	(1,476)	(1,050)
Gross increases in tax positions in prior period	152	—	—
Settlements	—	—	—
Lapse of statute of limitations	(147)	(154)	(953)
Uncertainties arising from business combinations	—	—	1,131
Cumulative translation adjustment	—	—	12
Unrecognized tax benefit at end of period	$3,693	$3,917	$5,547

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, we recorded accrued interest of $0.9 million, $0.5 million and $0.9 million, respectively. Additionally, we have recognized a liability for penalties of $0.6 million, $0.7 million and $1.0 million, and interest of $4.9 million, $4.9 million and $8.8 million, respectively.

We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date. Additionally, we believe that it is possible that unrecognized tax benefits may decrease by approximately $0.2 million during 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of December 28, 2014, our tax years for 2012 and 2011 are subject to Canadian income tax examinations. We are no longer subject to Federal tax examinations in the United States for years prior to 2011 (except to the extent of loss carryforwards up to 2009). However, we are subject to United States state and local income tax examinations for years prior to 2010.

14. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Transactions involving cash:
Interest paid	$41,719	$31,233	$30,695
Interest received	683	530	725
Income taxes paid	5,485	7,448	6,101
Income tax refunds	1,504	631	3,891
Non-cash transactions:
Property, plant and equipment additions in accounts payable	3,630	7,224	1,635

15. Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

•	depreciation;

•	amortization;

•	share based compensation expense;

•	loss (gain) on disposal of property, plant and equipment;

•	registration and listing fees;

•	restructuring costs;

•	asset impairment;

•	interest expense (income), net;

•	other expense (income), net;

•	income tax expense (benefit);

•	loss (income) from discontinued operations, net of tax; and

•	net income (loss) attributable to non-controlling interest.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain information with respect to geographic segments is as follows for the periods indicated:

(In thousands)	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,396,844	$409,550	$56,579	$1,862,973
Intersegment sales	(813)	(24,460)	—	(25,273)
Net sales to external customers	$1,396,031	$385,090	$56,579	$1,837,700

Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Depreciation and amortization	56,535	22,043	3,766	82,344
Interest expense (income), net	69,559	(28,202)	168	41,525
Income tax expense (benefit)	6,034	(40)	(1,461)	4,533

(In thousands)	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,322,365	$354,615	$69,617	$1,746,597
Intersegment sales	(727)	(14,686)	(41)	(15,454)
Net sales to external customers	$1,321,638	$339,929	$69,576	$1,731,143

Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Depreciation and amortization	58,230	17,135	3,773	79,138
Interest expense (income), net	63,003	(29,911)	138	33,230
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)

(In thousands)	Year Ended December 30, 2012
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,225,420	$385,323	$81,801	$1,692,544
Intersegment sales	(1,369)	(14,988)	(182)	(16,539)
Net sales to external customers	$1,224,051	$370,335	$81,619	$1,676,005

Adjusted EBITDA	$73,786	$17,060	$6,415	$97,261
Depreciation and amortization	54,452	19,829	4,143	78,424
Interest expense (income), net	60,939	(29,422)	(63)	31,454
Income tax expense (benefit)	(13,007)	(828)	470	(13,365)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Adjusted EBITDA	$137,087	$105,877	$97,261
Less (plus):
Depreciation	60,622	62,080	63,348
Amortization	21,722	17,058	15,076
Share based compensation expense	9,605	7,752	6,517
Loss (gain) on disposal of property, plant and equipment	3,816	(1,775)	2,724
Registration and listing fees	—	2,421	—
Restructuring costs	11,137	10,630	11,431
Asset impairment	18,202	1,904	1,350
Interest expense (income), net	41,525	33,230	31,454
Other expense (income), net	(587)	2,316	528
Income tax expense (benefit)	4,533	(21,377)	(13,365)
Loss (income) from discontinued operations, net of tax	630	598	(1,480)
Net income (loss) attributable to non-controlling interest	3,222	2,050	2,923
Net income (loss) attributable to Masonite	$(37,340)	$(11,010)	$(23,245)

We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Net sales:
Interior products	$1,293,006	$1,260,046	$1,232,990
Exterior products	544,694	471,097	443,015
	$1,837,700	$1,731,143	$1,676,005

Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Net sales to external customers from facilities in:
United States	$1,073,710	$1,002,689	$941,062
Canada	280,276	280,020	246,900
Other	483,714	448,434	488,043
Total	$1,837,700	$1,731,143	$1,676,005

In the years ended December 28, 2014, December 29, 2013, and December 30, 2012, net sales to The Home Depot, Inc., were $308.6 million, $278.4 million and $265.9 million, respectively. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment used in continuing operations is as follows for the periods indicated:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
United States	$329,689	$330,640	$333,391
Canada	65,491	75,307	85,801
Ireland (1)	—	65,772	66,795
Other	181,054	158,560	162,373
Total	$576,234	$630,279	$648,360
____________
(1) Amount was less than 10% of consolidated property, plant and equipment as of December 28, 2014, and is included as part of Other.

16. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of December 28, 2014, and December 29, 2013, was $532.5 million and $412.1 million, respectively, compared to a carrying value of $511.9 million and $377.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell and are revalued at each reporting date. This valuation is performed on a regular basis and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. The related charges due to revaluation were not material during the years ended December 28, 2014, or December 29, 2013.

On December 29, 2013, we had assets held for sale of $3.4 million. During the year ended December 28, 2014, foreign exchange fluctuations increased the value of foreign assets held for sale by $0.1 million. Also during 2014, we divested our last remaining asset held for sale, which had a book value of $3.5 million. The sale of this location resulted in the recognition of a gain of $1.0 million representing the excess of the consideration received over the book value of the divested assets. This resulted in a balance of zero in assets held for sale as of December 28, 2014.

On December 30, 2012, we had assets held for sale of $7.2 million. During the year ended December 29, 2013, we divested four locations which had a book value of $3.8 million. The sale of these locations resulted in the recognition of a gain of $3.1 million representing the excess of the consideration received over the book value of the divested assets. This resulted in a balance of $3.4 million as of December 29, 2013.

On January 1, 2012, we had assets held for sale of $14.4 million. During the year ended December 30, 2012, foreign exchange fluctuations increased the value of foreign assets held for sale by $0.2 million. Also during 2012, we divested one location which had a book value of $1.7 million. Additionally, we reclassified two locations that were held for sale back into property, plant and equipment, as there had been minimal interest in the properties since their classification as held for sale due to market conditions, and management no longer believed that sale of these two locations was probable within the next twelve months. Assets transferred out of held for sale had a book value of $4.3 million and were classified as property, plant and equipment at their fair value of $2.7 million. The related impairment charges of $1.6 million were recorded within gain (loss) on sale of property, plant and equipment, a component of selling, general and administration expense in the consolidated statements of comprehensive income (loss). Furthermore, the assets remaining as held for sale were revalued to their respective fair values (net of selling costs), resulting in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

impairment charges of $1.4 million, which are included within asset impairment in the statements of comprehensive income (loss). This resulted in a balance of $7.2 million in assets held for sale as of December 30, 2012.

17. Earnings Per Share

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

	Year Ended
(In thousands, except share and per share information)	December 28, 2014	December 29, 2013	December 30, 2012
Net income (loss) attributable to Masonite	$(37,340)	$(11,010)	$(23,245)
Income (loss) from discontinued operations, net of tax	(630)	(598)	1,480
Income (loss) from continuing operations attributable to Masonite	$(36,710)	$(10,412)	$(24,725)

Shares used in computing basic earnings per share	29,588,001	28,264,166	27,693,541
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	—	—	—
Shares used in computing diluted earnings per share	29,588,001	28,264,166	27,693,541

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(1.24)	$(0.37)	$(0.89)
Discontinued operations attributable to Masonite, net of tax	(0.02)	(0.02)	0.05
Total Basic earnings per common share attributable to Masonite	$(1.26)	$(0.39)	$(0.84)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(1.24)	$(0.37)	$(0.89)
Discontinued operations attributable to Masonite, net of tax	(0.02)	(0.02)	0.05
Total Diluted earnings per common share attributable to Masonite	$(1.26)	$(0.39)	$(0.84)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	2,500,001	5,833,335	5,833,335
Stock appreciation rights	584,812	842,886	1,045,524
Restricted stock units	388,898	477,260	765,345

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the years ended December 28, 2014, December 29, 2013, and December 30, 2012 no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Accumulated foreign exchange gains (losses), beginning of period	$(8,797)	$2,538	$(5,489)
Foreign exchange gain (loss)	(48,667)	(12,096)	8,187
Income tax benefit (expense) on foreign exchange gain (loss)	(987)	—	74
Less: foreign exchange gain (loss) attributable to non-controlling interest	(978)	(761)	234
Accumulated foreign exchange gains (losses), end of period	(57,473)	(8,797)	2,538

Accumulated amortization of actuarial net losses, beginning of period	1,890	1,037	—
Amortization of actuarial net losses	—	1,413	1,689
Income tax benefit (expense) on amortization of actuarial net losses	—	(560)	(652)
Accumulated amortization of actuarial net losses, end of period	1,890	1,890	1,037

Accumulated pension and other post-retirement adjustments, beginning of period	(12,694)	(22,559)	(22,239)
Pension and other post-retirement adjustments	(12,045)	15,571	663
Income tax benefit (expense) on pension and other post-retirement adjustments	4,063	(5,706)	(983)
Accumulated pension and other post-retirement adjustments	(20,676)	(12,694)	(22,559)

Accumulated other comprehensive income (loss)	$(76,259)	$(19,601)	$(18,984)

Other comprehensive income (loss), net of tax:	$(57,636)	$(1,378)	$8,978
Less: other comprehensive income (loss) attributable to non-controlling interest	(978)	(761)	234
Other comprehensive income (loss) attributable to Masonite	$(56,658)	$(617)	$8,744

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Variable Interest Entity

As of December 28, 2014, and December 29, 2013, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	December 28, 2014	December 29, 2013
Current assets	$8,346	$9,524
Property, plant and equipment, net	17,788	19,543
Long-term deferred income taxes	12,321	14,998
Other assets, net	2,234	2,363
Current liabilities	(2,496)	(2,916)
Other long-term liabilities	(4,479)	(5,746)
Non-controlling interest	(7,785)	(7,093)
Net assets of the VIE consolidated by Masonite	$25,929	$30,673

Current assets include $3.1 million and $4.3 million of cash and cash equivalents as of December 28, 2014, and December 29, 2013, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

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

	Quarter Ended
(In thousands, except per share information)	December 28, 2014	September 28, 2014	June 29, 2014	March 30, 2014
Net sales	$448,940	$476,124	$490,176	$422,460
Cost of goods sold	381,364	409,894	411,569	369,474
Gross profit	67,576	66,230	78,607	52,986
Selling, general and administration expenses	53,928	53,855	58,519	57,775
Restructuring costs	(57)	9,913	560	721
Asset impairment	18,202	—	—	—
Operating income (loss)	(4,497)	2,462	19,528	(5,510)
Interest expense (income), net	10,491	10,447	10,594	9,993
Other expense (income), net	(1,670)	(404)	1,306	181
Income (loss) from continuing operations before income tax expense (benefit)	(13,318)	(7,581)	7,628	(15,684)
Income tax expense (benefit)	1,131	2,004	1,379	19
Income (loss) from continuing operations	(14,449)	(9,585)	6,249	(15,703)
Income (loss) from discontinued operations, net of tax	(194)	(124)	(170)	(142)
Net income (loss)	(14,643)	(9,709)	6,079	(15,845)
Less: Net income (loss) attributable to non-controlling interest	1,724	258	499	741
Net income (loss) attributable to Masonite	$(16,367)	$(9,967)	$5,580	$(16,586)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.55)	$(0.34)	$0.19	$(0.56)
Diluted	$(0.55)	$(0.34)	$0.18	$(0.56)

	Quarter Ended
	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013
Net sales	$420,475	$433,051	$453,093	$424,524
Cost of goods sold	369,007	374,082	388,424	374,123
Gross profit	51,468	58,969	64,669	50,401
Selling, general and administration expenses	54,692	51,386	54,128	46,960
Restructuring costs	6,163	1,265	1,762	1,440
Asset impairment	—	—	1,904	—
Operating income (loss)	(9,387)	6,318	6,875	2,001
Interest expense (income), net	8,442	8,330	8,208	8,250
Other expense (income), net	3,092	(255)	(363)	(158)
Income (loss) from continuing operations before income tax expense (benefit)	(20,921)	(1,757)	(970)	(6,091)
Income tax expense (benefit)	(13,661)	(6,272)	(408)	(1,036)
Income (loss) from continuing operations	(7,260)	4,515	(562)	(5,055)
Income (loss) from discontinued operations, net of tax	(402)	(62)	(44)	(90)
Net income (loss)	(7,662)	4,453	(606)	(5,145)
Less: Net income (loss) attributable to non-controlling interest	(73)	838	605	680
Net income (loss) attributable to Masonite	$(7,589)	$3,615	$(1,211)	$(5,825)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.25)	$0.13	$(0.04)	$(0.21)
Diluted	$(0.25)	$0.12	$(0.04)	$(0.21)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2014.
The effectiveness of our internal control over financial reporting as of December 28, 2014, has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2014. See "Report of Independent Registered Public Accounting Firm" elsewhere in this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Annual Meeting and Record Date. The Board of Directors has set the date of the 2015 Annual and General Meeting of Shareholders and the related record date. The Annual General Meeting will be held in Tampa, Florida, on May 13, 2015, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 18, 2015.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2015 Annual General Meeting of Shareholders (the "2015 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Board and Committee Matters - Certain Legal Proceedings", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance; Board and Committee Matters - Corporate Governance Guidelines and Code of Ethics”, “Corporate Governance; Board and Committee Matters - Board Structure and Director Independence” and “Corporate Governance; Board and Committee Matters - Board Committees; Membership - Audit Committee”.

The following table sets forth information as of December 28, 2014, regarding each of our executive officers:

Name	Age	Positions
Frederick J. Lynch	50	President and Chief Executive Officer, Director
Mark J. Erceg	45	Executive Vice President and Chief Financial Officer
Lawrence P. Repar	53	Executive Vice President, Global Sales and Marketing, and Chief Operating Officer
Glenwood E. Coulter, Jr.	58	Executive Vice President, Global Operations and Europe
Robert E. Lewis	54	Senior Vice President, General Counsel and Secretary
Gail N. Auerbach	59	Senior Vice President, Human Resources

Biographies

The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:

Frederick J. Lynch, (age 50) has served as President of Masonite since July 2006 and as President and Chief Executive Officer of Masonite since May 2007. Mr. Lynch has served as a Director of Masonite since June 2009. Mr. Lynch joined Masonite from Alpharma Inc., where he served as President of the human generics division and Senior Vice President of global supply chain from 2003 until 2006. Prior to joining Alpharma Inc. in 2003, Mr. Lynch spent nearly 18 years at Honeywell International Inc. (formerly AlliedSignal Inc.), most recently as vice president and general manager of the specialty chemical business.

Mark J. Erceg, (age 45) is Executive Vice President and Chief Financial Officer of Masonite. Prior to joining Masonite in June 2010, Mr. Erceg spent 18 years in a variety of progressive positions at The Procter & Gamble Company, where he most recently held one of the top finance positions as vice president and general manager of global investor relations from 2008 until 2010. Prior to that assignment, Mr. Erceg was based in Geneva, Switzerland, serving as the finance director for the Western Europe Fabric Care Division.

Lawrence P. Repar, (age 53) joined Masonite (then known as Premdor) in 1995 and has served in a variety of executive roles, most recently as Executive Vice President of Global Sales and Marketing and Chief Operating Officer. Mr. Repar has more than 20 years of experience in the door business. Prior to joining Masonite, Mr. Repar worked for Sanwa McCarthy Securities Limited from 1992 to 1995, most recently as director of institutional sales and trading focusing on companies in the building products sector. Previously he owned his own window and door company in Toronto, Canada. He is a member of the board of trustees for Friends of the Hospital for Sick Children in Toronto.

Glenwood E. Coulter, Jr, (age 58) joined Masonite in 2006 and has served has served in a number of executive operations roles, most recently as Executive Vice President of Global Operations and Europe. Mr. Coulter joined Masonite from W.R. Grace & Co., a global supplier of catalysts and engineered materials, where he served as vice president of global operations for the Grace Davison Division from 2005 to 2006. Prior to joining W.R. Grace & Co., Mr. Coulter spent 24 years in operations and supply chain leadership for several major corporations, including AlliedSignal

MASONITE INTERNATIONAL CORPORATION

(now Honeywell), Rhone-Poulenc, The Dow Chemical Company and Rockwell International. Mr. Coulter has announced his plan to retire from Masonite in May of 2015.

Robert E. Lewis, (age 54) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2012. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.

Gail N. Auerbach, (age 59) has served as Senior Vice President of Human Resources for Masonite since September 2007 and is responsible for Masonite’s global human resources and employee communications. She launched her 30-year career in human resources with GE, spending 10 years in progressive human resources roles in several GE business divisions. She joined the Ray Ban division of Bausch & Lomb and was promoted to vice president of human resources for the Oral Care Division in 1992. For the next 10 years she managed the human resources function for international based businesses including the Dutch based Randstad HR Solutions from 2002 to 2006.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2015 Proxy Statement. Such information will be included in the 2015 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report", "Executive Compensation" and "Corporate Governance; Board and Committee Matters - Compensation Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2015 Proxy Statement. Such information will be included in the 2015 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2015 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters - Board Committees; Membership" and "Certain Relationships and Related Party Transactions".

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2015 Proxy Statement. Such information will be included under the caption “Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	65
		Consolidated Statements of Comprehensive Income (Loss)	66
		Consolidated Balance Sheets	67
		Consolidated Statements of Changes in Equity	68
		Consolidated Statements of Cash Flows	69
		Notes to the Consolidated Financial Statements	70
	2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included.

	3.	See “Index to Exhibits” on pages 116 through 119, which is incorporated by reference herein.
(b)	The exhibits listed on the “Index to Exhibits” on pages 116 through 119 are filed with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 26, 2015	By	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frederick J. Lynch	President, Chief Executive Officer and Director	February 26, 2015
Frederick J. Lynch	(Principal Executive Officer)

/s/ Mark J. Erceg	Executive Vice President and Chief Financial Officer	February 26, 2015
Mark J. Erceg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director	February 26, 2015
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 26, 2015
Jody L. Bilney

/s/ Peter R. Dachowski	Director	February 26, 2015
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 26, 2015
Jonathan F. Foster

/s/ George A. Lorch	Director	February 26, 2015
George A. Lorch

/s/ Rick J. Mills	Director	February 26, 2015
Rick J. Mills

/s/ Francis M. Scricco	Director	February 26, 2015
Francis M. Scricco

/s/ John C. Wills	Director	February 26, 2015
John C. Wills

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1 *	Amended and Restated Articles of Masonite International Corporation
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
4.1(j)
Amendment No. 1 to U.S. Guaranty, dated as of May 17, 2011, by and among Wells Fargo Bank, National Association, as Administrative Agent, Masonite Corporation, as Lead U.S. Borrower and other U.S. Borrowers from time to time party hereto (incorporated by reference to Exhibit 4.1(j) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.2
Amended and Restated Indenture, dated as of January 21, 2014, among Masonite International Corporation, a British Columbia corporation, certain of its direct and indirect subsidiaries, as guarantors, and Wells Fargo Bank, National Association, a national banking association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on January 22, 2014)

4.3(c)
First Supplemental Indenture, dated December 1, 2013, between Masonite International Corporation, CIBC Mellon Trust Company of Canada and CST Trust Company of Canada, as Warrant Agent (incorporated by reference to Exhibit 4.1(j) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.3(d)
Second Supplemental Indenture, dated February 6, 2014, between Masonite International Corporation, CST Trust Company of Canada (or the "Warrant Agent") and American Stock Transfer & Trust Company, LLC of New York (incorporated by reference to Exhibit 4.1(j) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.3(e)
Transfer Agency and Registrar Services, dated July 1, 2013, between Masonite International Corporation and American Stock Transfer & Trust Company, LLC of New York (incorporated by reference to Exhibit 4.1(j) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.4
Form of Second Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.1 ^
Masonite International Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.2 ^
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(a) ^
Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(b) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Directors (incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(c) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(d) ^
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(e) ^
Form of Amendment to Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(g) ^
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
10.3(i) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States employees (incorporated by reference to Exhibit 10.3(b) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on May 8, 2014)

10.3(j) ^
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on May 8, 2014)

10.3(k) * ^	Form of Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees
10.3(l) * ^	Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan, United States
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
10.4(l) ^
Form of Amendment to Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(l) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(a) ^
Amended and Restated Employment Agreement, dated as of December 31, 2012, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.5(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(b) ^
Employment Agreement, dated as of December 31, 2012, by and between Masonite International Corporation and Mark J. Erceg (incorporated by reference to Exhibit 10.5(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(c) ^
Amended and Restated Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Lawrence Repar (incorporated by reference to Exhibit 10.5(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(d) ^
Amended and Restated Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Glenwood E. Coulter, Jr. (incorporated by reference to Exhibit 10.5(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(e) ^
Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.5(e) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

10.5(f) ^
Amended and Restated Employment Agreement, dated as of November 1, 2012, by and between Masonite International Corporation and Gail N. Auerbach (incorporated by reference to Exhibit 10.5(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(f) ^
Form of Amendment, dated October 28, 2013, to Employment Agreements between Masonite International Corporation and each of Frederick J. Lynch, Mark J. Erceg, Lawrence P. Repar, Glenwood E. Coulter, Jr., Robert E. Lewis and Gail N. Auerbach (incorporated by reference to Exhibit 10.5(f) to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on October 30, 2013)

10.6 ^
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

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