Form 10-Q
period 2015-03-29
MASONITE INTERNATIONAL CORP
filed 2015-05-07
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
or
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
The registrant had outstanding 30,185,759 shares of Common Stock, no par value, as of May 4, 2015.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014, and elsewhere in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net sales	$434,465	$422,460
Cost of goods sold	361,156	369,474
Gross profit	73,309	52,986
Selling, general and administration expenses	58,161	57,775
Restructuring costs	2,356	721
Operating income (loss)	12,792	(5,510)
Interest expense (income), net	11,753	9,993
Loss on extinguishment of debt	28,046	—
Other expense (income), net	(1,184)	181
Income (loss) from continuing operations before income tax expense (benefit)	(25,823)	(15,684)
Income tax expense (benefit)	3,264	19
Income (loss) from continuing operations	(29,087)	(15,703)
Income (loss) from discontinued operations, net of tax	(229)	(142)
Net income (loss)	(29,316)	(15,845)
Less: net income (loss) attributable to non-controlling interest	1,736	741
Net income (loss) attributable to Masonite	$(31,052)	$(16,586)

Earnings (loss) per common share attributable to Masonite:
Basic	$(1.03)	$(0.56)
Diluted	$(1.03)	$(0.56)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(1.02)	$(0.56)
Diluted	$(1.02)	$(0.56)

Comprehensive income (loss):
Net income (loss)	$(29,316)	$(15,845)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(35,140)	(7,485)
Amortization of actuarial net losses	220	—
Income tax benefit (expense) related to other comprehensive income (loss)	(87)	—
Other comprehensive income (loss), net of tax:	(35,007)	(7,485)
Comprehensive income (loss)	(64,323)	(23,330)
Less: comprehensive income (loss) attributable to non-controlling interest	1,051	270
Comprehensive income (loss) attributable to Masonite	$(65,374)	$(23,600)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	March 29, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$90,101	$192,037
Restricted cash	13,177	13,187
Accounts receivable, net	242,671	241,721
Inventories, net	228,555	222,732
Prepaid expenses	23,283	21,103
Income taxes receivable	1,672	1,796
Current deferred income taxes	17,518	20,767
Total current assets	616,977	713,343
Property, plant and equipment, net	555,134	576,234
Investment in equity investees	7,552	8,827
Goodwill	98,167	99,199
Intangible assets, net	194,339	203,372
Long-term deferred income taxes	19,135	20,697
Other assets, net	23,567	24,879
Total assets	$1,514,871	$1,646,551

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,504	$98,199
Accrued expenses	114,268	137,681
Income taxes payable	1,686	1,361
Total current liabilities	211,458	237,241
Long-term debt	475,000	511,920
Long-term deferred income taxes	103,191	107,777
Other liabilities	52,005	54,114
Total liabilities	841,654	911,052
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 30,143,534 and 30,015,321 shares issued and outstanding as of March 29, 2015, and December 28, 2014, respectively.	659,303	657,292
Additional paid-in capital	226,448	225,918
Accumulated deficit	(128,569)	(97,517)
Accumulated other comprehensive income (loss)	(110,581)	(76,259)
Total equity attributable to Masonite	646,601	709,434
Equity attributable to non-controlling interests	26,616	26,065
Total equity	673,217	735,499
Total liabilities and equity	$1,514,871	$1,646,551

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(37,340)		(37,340)	3,222	(34,118)
Other comprehensive income (loss), net of tax					(56,658)	(56,658)	(978)	(57,636)
Dividends to non-controlling interests						—	(5,017)	(5,017)
Share based compensation expense			9,605			9,605		9,605
Common shares issued for delivery of share based awards	650,892	6,996	(6,996)			—		—
Common shares issued for exercise of warrants	279,408	4,100	(3,837)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,160)			(3,160)		(3,160)
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(31,052)		(31,052)	1,736	(29,316)
Other comprehensive income (loss), net of tax					(34,322)	(34,322)	(685)	(35,007)
Dividends to non-controlling interests						—	(500)	(500)
Share based compensation expense			2,379			2,379		2,379
Common shares issued for delivery of share based awards	121,033	1,561	(1,561)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(139)			(139)		(139)
Common shares issued under employee stock purchase plan	7,180	450	(149)			301		301
Balances as of March 29, 2015	30,143,534	$659,303	$226,448	$(128,569)	$(110,581)	$646,601	$26,616	$673,217

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	March 29, 2015	March 30, 2014
Net income (loss)	$(29,316)	$(15,845)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	229	142
Loss on extinguishment of debt	28,046	—
Depreciation	15,306	15,446
Amortization	5,011	5,691
Share based compensation expense	2,379	2,283
Deferred income taxes	1,765	(1,050)
Unrealized foreign exchange loss (gain)	(991)	287
Share of loss (income) from equity investees, net of tax	(165)	(242)
Dividend from equity investee	1,440	—
Pension and post-retirement expense (funding), net	(1,407)	(924)
Non-cash accruals and interest	(6)	(426)
Loss (gain) on sale of property, plant and equipment	(56)	1,087
Changes in assets and liabilities:
Accounts receivable	(8,312)	(19,576)
Inventories	(11,956)	(16,295)
Prepaid expenses	(2,950)	(1,203)
Accounts payable and accrued expenses	(17,116)	19,527
Other assets and liabilities	(1,868)	497
Net cash flow provided by (used in) operating activities	(19,967)	(10,601)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	279	274
Additions to property, plant and equipment	(10,190)	(8,353)
Cash used in acquisitions, net of cash acquired	—	(50,342)
Restricted cash	—	524
Other investing activities	(830)	(282)
Net cash flow provided by (used in) investing activities	(10,741)	(58,179)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	475,000	138,688
Repayments of long-term debt	(500,000)	—
Payments of long-term debt extinguishment costs	(31,691)	—
Payment of financing costs	(6,863)	(1,925)
Minimum tax withholding on share based awards	(139)	(115)
Distributions to non-controlling interests	(500)	(563)
Net cash flow provided by (used in) financing activities	(64,193)	136,085
Net foreign currency translation adjustment on cash	(7,035)	(1,914)
Increase (decrease) in cash and cash equivalents	(101,936)	65,391
Cash and cash equivalents, beginning of period	192,037	100,873
Cash and cash equivalents, at end of period	$90,101	$166,264

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview and Significant Accounting Policies

Unless we state otherwise or the context otherwise requires, references to “Masonite,” “we,” “our,” “us” and the “Company” in these notes to the condensed consolidated financial statements refer to Masonite International Corporation and its subsidiaries.

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 62 manufacturing locations in 10 countries and sells doors to customers throughout the world, including the United States, Canada, the United Kingdom and France.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the 2014 audited consolidated financial statements.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods. Our 2015 fiscal year, which ends on January 3, 2016, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
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
Other Recent Accounting Pronouncements not yet Adopted

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU provides a practical expedient option to entities that have defined benefit plans and have a fiscal year end that does not coincide with a calendar month end. This ASU allows an

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year end. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted and retroactive application is required. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amended ASC 810, “Consolidation.” This ASU modifies the evaluation of whether limited partnerships are variable interest entities (“VIEs”) and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods; early application is not permitted. In April 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of $50.4 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The excess purchase price over the fair value of net tangible and intangible assets acquired of $20.4 million was allocated to goodwill. The goodwill principally represents the future expected value of the operations of the business. This goodwill is not deductible for tax purposes and relates to the Europe, Asia and Latin America segment. The Door-Stop acquisition complements our existing global fiberglass business.

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

The following schedule represents the amount of revenue and earnings from the Door-Stop acquisition which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date. Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Harring were not material for the three months ended March 29, 2015.

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Net sales	$11,866	$5,009
Net income (loss) attributable to Masonite	1,126	654

Pro Forma Information

The following unaudited pro forma financial information represents the condensed consolidated financial information as if the acquisitions had been included in our condensed consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. Pro forma information relating to the Harring acquisition has been excluded as it is not materially different from amounts reported. The pro forma results have been calculated after adjusting the results of the acquired entity to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

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

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 28, 2014	79,818	19,381	99,199
Foreign exchange fluctuations	(224)	(808)	(1,032)
March 29, 2015	$79,594	$18,573	$98,167

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	March 29, 2015
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(36,131)	$(3,360)	$67,890
Patents	29,162	(15,339)	(676)	13,147
Software	29,132	(20,259)	(87)	8,786
Other	9,457	(6,984)	(1,448)	1,025
	175,132	(78,713)	(5,571)	90,848
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(7,562)	103,491
Total intangible assets	$286,185	$(78,713)	$(13,133)	$194,339

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 28, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(33,181)	$(2,360)	$71,840
Patents	28,630	(14,696)	(308)	13,626
Software	28,832	(19,322)	63	9,573
Other	9,457	(6,810)	(1,426)	1,221
	174,300	(74,009)	(4,031)	96,260
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(3,941)	107,112
Total intangible assets	$285,353	$(74,009)	$(7,972)	$203,372

Amortization of intangible assets was $4.7 million and $4.4 million for the three months ended March 29, 2015, and March 30, 2014, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of March 29, 2015, is as follows:

(In thousands)
Fiscal year:
2015 (remaining nine months)	$13,966
2016	17,248
2017	15,149
2018	11,885
2019	11,505

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 49.3% and 48.8% of total accounts receivable as of March 29, 2015, and December 28, 2014, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of March 29, 2015, and December 28, 2014. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either March 29, 2015, or December 28, 2014. The allowance for doubtful accounts balance was $2.6 million as of both March 29, 2015, and December 28, 2014.

We maintain accounts receivable sales programs with third parties (the "AR Sales Programs"). Under the AR Sales Programs, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to third parties who assume the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under these programs are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Programs are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Programs were not material for any of the periods presented and were recorded to selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	March 29, 2015	December 28, 2014
Raw materials	$164,519	$159,763
Finished goods	70,494	69,517
Provision for obsolete or aged inventory	(6,458)	(6,548)
Inventories, net	$228,555	$222,732

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	March 29, 2015	December 28, 2014
Land	$43,462	$44,971
Buildings	165,049	170,344
Machinery and equipment	527,197	530,599
Property, plant and equipment, gross	735,708	745,914
Accumulated depreciation	(180,574)	(169,680)
Property, plant and equipment, net	$555,134	$576,234

Total depreciation expense was $15.3 million and $15.4 million in the three months ended March 29, 2015, and March 30, 2014, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	March 29, 2015	December 28, 2014
5.625% senior unsecured notes due 2023	$475,000	$—
8.25% senior unsecured notes due 2021	—	500,000
Unamortized premium on 2021 Notes	—	11,920
Total long-term debt	$475,000	$511,920

Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.2 million and $9.5 million for the three months ended March 29, 2015, and March 30, 2014, respectively.

5.625% Senior Notes due 2023

On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $468.1 million after deducting $6.9 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with available cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described below) and to pay related premiums, fees and expenses.

We may redeem the 2023 Notes, in whole or in part, at any time prior to March 15, 2018, at a price equal to 100% of the principal amount plus the applicable premium, plus accrued and unpaid interest, if any, to the date of redemption. The applicable premium means, with respect to a note at any date of redemption, the greater of (i) 1.00% of the then-outstanding principal amount of such note and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such note at March 15, 2018, plus (2) all remaining required interest payments due on such note through such date (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such note on such redemption date. We may also redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018, at the applicable redemption prices specified under the indenture governing the 2023 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the 2023 Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant.

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of March 29, 2015, we were in compliance with all covenants under the indenture governing the 2023 Notes.

8.25% Senior Notes due 2021

On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "2021 Notes"). All issuances of the 2021 Notes had the same terms, rights and obligations, and were issued in the same series. The 2021 Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2021 Notes were issued without registration rights and were not listed on any securities exchange. The 2021 Notes bore interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and were due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and were being amortized to interest expense over the term of the 2021 Notes using the effective interest method. The 2021 Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, were being amortized to interest expense over the term of the 2021 Notes using the effective interest method. The net proceeds from the 2021 Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of eight companies since 2011 for aggregate consideration of $297.5 million. The remaining proceeds from the 2021 Notes were used for general corporate purposes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In conjunction with the closing of the 2023 Notes offering, the 2021 Notes were fully redeemed and considered extinguished as of March 23, 2015. Under the terms of the indenture governing the 2021 Notes, we paid the applicable premium, as described in the indenture, of $31.7 million. Additionally, the unamortized premium of $11.5 million and unamortized transaction costs of $7.8 million relating to the 2021 Notes were written off in conjunction with the extinguishment of the 2021 Notes. The resulting loss on extinguishment of debt was $28.0 million and is recorded as part of income (loss) from continuing operations before income tax expense (benefit) in the condensed consolidated statements of comprehensive income (loss). Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on our common stock and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of March 29, 2015, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

The ABL Facility was amended and restated on April 9, 2015. Refer to footnote 18, "Subsequent Events".

8. Share Based Compensation Plans

Share-based compensation expense was $2.4 million and $2.3 million for the three months ended March 29, 2015, and March 30, 2014, respectively. As of March 29, 2015, the total remaining unrecognized compensation expense related to share based compensation amounted to $20.0 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance compensation award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that any material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of March 29, 2015, there were 1,731,944 shares of common stock available for future issuance under the 2012 Plan.

Deferred Compensation Plan

We offer to certain of our employees and directors a Deferred Compensation Plan ("DCP"). The DCP is an unfunded non-qualified deferred compensation plan that permits those certain employees and directors to defer a portion of their compensation to a future time. Eligible employees may elect to defer a portion of their base salary, bonus and/or restricted stock units and eligible directors may defer a portion of their director fees or restricted stock units. All contributions to the DCP on behalf of the participant are fully vested (other than restricted stock unit deferrals which remain subject to the vesting terms of the applicable equity incentive plan) and placed into a grantor trust, commonly referred to as a "rabbi trust." Although we are permitted to make matching contributions under the terms of the DCP, we have not elected to do so. The DCP invests the contributions in diversified securities from a selection of investments and the participants choose their investments and may periodically reallocate the assets in their respective accounts. Participants are entitled to receive the benefits in their accounts upon separation of service or upon a specified date, with benefits payable as a single lump sum or in annual installments. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of March 29, 2015, the liability and asset relating to deferred compensation each had a fair value of $1.8 million. Any unfunded gain or loss

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of March 29, 2015, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was $0.4 million in both the three months ended March 29, 2015, and March 30, 2014.

Three Months Ended March 29, 2015	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(141,772)	6,546	16.73
Cancelled	(800)		32.68
Outstanding, end of period	1,088,896	$51,253	$19.97	5.7

Exercisable, end of period	852,059	$42,831	$16.73	5.0

Three Months Ended March 30, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(130,186)		14.02
Cancelled	(16,210)		41.38
Outstanding, end of period	1,666,262	$63,569	$18.22	6.2

Exercisable, end of period	1,308,842	$53,593	$15.42	5.5

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

	Three Months Ended
	March 29, 2015		March 30, 2014
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	543,373	$34.56	618,963	$22.09
Granted	177,862	—	183,421
Delivered	(18,852)		(7,669)
Withheld to cover (1)	(2,303)		(2,020)
Cancelled	(1,445)		(542)
Outstanding, end of period	698,635	$37.43	792,153	$29.45
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

Approximately one-half of the RSUs granted during the three months ended March 29, 2015, vest at specified future dates, with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended March 29, 2015, was $10.9 million and is being recognized over the weighted average requisite service period of 1.8 years. During the three months ended March 29, 2015, there were 21,155 RSUs vested at a fair value of $1.2 million.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 are scheduled to expire on June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provide the holders with a cashless exercise option. We have accounted for these warrants as equity instruments. Future exercises and forfeitures will reduce the amount of warrants. Future exercises will increase the amount of common shares outstanding and reduce additional paid-in capital.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Activity relating to the warrants was as followed for the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014
	2016 Warrants	2014 Warrants	2016 Warrants	Total Warrants
Outstanding, beginning of period	2,500,001	3,333,334	2,500,001	5,833,335
Exercised	—	(879,681)	—	(879,681)
Outstanding, end of period	2,500,001	2,453,653	2,500,001	4,953,654

Common shares issued	—	98,739	—	98,739

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

(In thousands)
Fiscal year:
2015 (remaining nine months)	$12,275
2016	13,317
2017	10,985
2018	10,029
2019	9,307
Thereafter	69,524
Total future minimum lease payments	$125,437

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $5.7 million, $6.2 million for the three months ended March 29, 2015, and March 30, 2014, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended
	March 29, 2015			March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Total	North America	Europe, Asia and Latin America	Total
2015 Plan	624	1,687	2,311	—	—	—
2013 Plan	4	41	45	15	674	689
2012 and Prior Plans	—	—	—	17	15	32
Total Restructuring Costs	$628	$1,728	$2,356	$32	$689	$721

	Cumulative Amount Incurred Through
	March 29, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	624	1,687	—	2,311
2014 Plan	—	9,503	—	9,503
2013 Plan	2,953	3,705	1,149	7,807
2012 and Prior Plans	10,396	20,202	—	30,598
Total Restructuring Costs	$13,973	$35,097	$1,149	$50,219

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function, the rationalization of certain of our European facilities and related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are expected to be completed by the first quarter of 2016. As of March 29, 2015, we expect to incur approximately $3 million of future charges relating to the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of March 29, 2015, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of March 29, 2015, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of March 29, 2015, we do not expect to incur any future charges for the 2012 and Prior Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	March 29, 2015
2015 Plan	$—	$1,536	$775	$998	$1,313
2014 Plan	839	—	—	223	616
2013 Plan	341	—	45	65	321
2012 and Prior Plans	1,153	—	—	297	856
Total	$2,333	$1,536	$820	$1,583	$3,106

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	March 30, 2014
2013 Plan	2,348	77	612	1,839	1,198
2012 and Prior Plans	2,061	2	30	200	1,893
Total	$4,409	$79	$642	$2,039	$3,091

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Current	$1,499	$1,069
Deferred	1,765	(1,050)
Income tax expense (benefit)	$3,264	$19

The effective tax rate differs from the Canadian federal statutory rate of 26.5% primarily due to changes in our valuation allowances, tax exempt income, and earnings in foreign jurisdictions which are subject to lower tax rates.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $45.2 million and $35.8 million was required for our deferred income tax assets as of March 29, 2015, and December 28, 2014, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, France, India and Luxembourg. We expect to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of taxable income is reached.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Transactions involving cash:
Interest paid	$19,906	$51
Interest received	167	101
Income taxes paid	1,507	1,415
Income tax refunds	9	—
Non-cash transactions:
Property, plant and equipment additions in accounts payable	2,264	5,417

13. Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Beginning in the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. The revision of this definition had no impact on our reported Adjusted EBITDA for the three months ended March 30, 2014. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

• depreciation;
• amortization;
• share based compensation expense;
• loss (gain) on disposal of property, plant and equipment;
• registration and listing fees;
• restructuring costs;
• asset impairment;
• interest expense (income), net;
• loss from extinguishment of debt;
• other expense (income), net;
• income tax expense (benefit);
• loss (income) from discontinued operations, net of tax; and
• net income (loss) attributable to non-controlling interest.

This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2023 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information with respect to geographic segments is as follows for the periods indicated:

(In thousands)	Three Months Ended March 29, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$336,288	$93,016	$11,280	$440,584
Intersegment sales	(332)	(5,787)	—	(6,119)
Net sales to external customers	$335,956	$87,229	$11,280	$434,465

Adjusted EBITDA	$29,638	$8,771	$(621)	$37,788

(In thousands)	Three Months Ended March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$314,767	$100,564	$13,392	$428,723
Intersegment sales	(326)	(5,937)	—	(6,263)
Net sales to external customers	$314,441	$94,627	$13,392	$422,460

Adjusted EBITDA	$16,003	$3,034	$681	$19,718

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Adjusted EBITDA	$37,788	$19,718
Less (plus):
Depreciation	15,306	15,446
Amortization	5,011	5,691
Share based compensation expense	2,379	2,283
Loss (gain) on disposal of property, plant and equipment	(56)	1,087
Restructuring costs	2,356	721
Interest expense (income), net	11,753	9,993
Loss on extinguishment of debt	28,046	—
Other expense (income), net	(1,184)	181
Income tax expense (benefit)	3,264	19
Loss (income) from discontinued operations, net of tax	229	142
Net income (loss) attributable to non-controlling interest	1,736	741
Net income (loss) attributable to Masonite	$(31,052)	$(16,586)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the Senior Notes as of March 29, 2015, and December 28,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2014, was $491.7 million and $532.5 million, respectively, compared to a carrying value of $475.0 million and $511.9 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

	Three Months Ended
(In thousands, except share and per share information)	March 29, 2015	March 30, 2014
Net income (loss) attributable to Masonite	$(31,052)	$(16,586)
Income (loss) from discontinued operations, net of tax	(229)	(142)
Income (loss) from continuing operations attributable to Masonite	$(30,823)	$(16,444)

Shares used in computing basic and diluted earnings per share	30,056,085	29,186,262
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	—	—
Shares used in computing diluted earnings per share	30,056,085	29,186,262

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(1.02)	$(0.56)
Discontinued operations attributable to Masonite, net of tax	(0.01)	—
Total Basic earnings per common share attributable to Masonite	$(1.03)	$(0.56)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(1.02)	$(0.56)
Discontinued operations attributable to Masonite, net of tax	(0.01)	—
Total Diluted earnings per common share attributable to Masonite	$(1.03)	$(0.56)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	2,500,001	4,953,654
Stock appreciation rights	489,427	818,895
Restricted stock units	472,556	597,153

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three months ended March 29, 2015, and March 30, 2014, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Accumulated foreign exchange gains (losses), beginning of period	$(57,473)	$(8,797)
Foreign exchange gain (loss)	(35,140)	(7,485)
Income tax benefit (expense) on foreign exchange gain (loss)	—	—
Less: foreign exchange gain (loss) attributable to non-controlling interest	(685)	(471)
Accumulated foreign exchange gains (losses), end of period	(91,928)	(15,811)

Accumulated amortization of actuarial net losses, beginning of period	1,890	1,890
Amortization of actuarial net losses	220	—
Income tax benefit (expense) on amortization of actuarial net losses	(87)	—
Accumulated amortization of actuarial net losses, end of period	2,023	1,890

Accumulated pension and other post-retirement adjustments	(20,676)	(12,694)

Accumulated other comprehensive income (loss)	$(110,581)	$(26,615)

Other comprehensive income (loss), net of tax:	$(35,007)	$(7,485)
Less: other comprehensive income (loss) attributable to non-controlling interest	(685)	(471)
Other comprehensive income (loss) attributable to Masonite	$(34,322)	$(7,014)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of March 29, 2015, and December 28, 2014, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	March 29, 2015	December 28, 2014
Current assets	$9,324	$8,346
Property, plant and equipment, net	19,355	17,788
Long-term deferred income taxes	11,797	12,321
Other assets, net	2,387	2,234
Current liabilities	(2,032)	(2,496)
Other long-term liabilities	(4,249)	(4,479)
Non-controlling interest	(5,678)	(7,785)
Net assets of the VIE consolidated by Masonite	$30,904	$25,929

Current assets include $4.4 million and $3.1 million of cash and cash equivalents as of March 29, 2015, and December 28, 2014, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

18. Subsequent Events

We have evaluated events and transactions occurring subsequent to March 29, 2015, through the date the financial statements were issued.

ABL Facility

On April 9, 2015, we and certain of our subsidiaries amended and restated the credit agreement for our ABL Facility in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $150.0 million from $125.0 million and extended the final maturity date to April 9, 2020, from May 17, 2016. The ABL Facility will bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum. A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.

The Amended and Restated Credit Agreement amends the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of May 7, 2015, there were no amounts outstanding under the ABL Facility.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended March 29, 2015, and March 30, 2014. In this MD&A, "Masonite," "we," "us," "our," and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 28, 2014. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.

Overview
We are a leading global designer and manufacturer of interior and exterior doors for the residential new construction; the residential repair, renovation and remodeling; and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. In the three months ended March 29, 2015, 77.3% of our net sales were in North America, 20.1% in Europe, Asia and Latin America and 2.6% in Africa.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the three months ended March 29, 2015, sales of interior and exterior products accounted for 73.0% and 27.0% of net sales, respectively.
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
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the three months ended March 29, 2015, we generated net sales of $336.0 million, $87.2 million and $11.3 million in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

MASONITE INTERNATIONAL CORPORATION

Key Factors Affecting Our Results of Operations
Product Demand
There are numerous factors that influence overall market demand for our products. Demand for new homes, home improvement products and other building construction products have a direct impact on our financial condition and results of operations. Demand for our products may be impacted by changes in United States, Canadian, European, Asian or other global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Additionally, trends in residential new construction, repair, renovation and remodeling and architectural building construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

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

MASONITE INTERNATIONAL CORPORATION

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function, the rationalization of certain of our European facilities and related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are expected to be completed by the first quarter of 2016. As of March 29, 2015, we expect to incur approximately $3 million of future charges relating to the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of March 29, 2015, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan. The 2014 Plan is estimated to increase our annual earnings and cash flows by approximately $4 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the three months ended March 29, 2015, and March 30, 2014, approximately 39% and 43% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Losses from currency translation adjustments during the three months ended March 29, 2015, were $35.1 million, which were primarily driven by the weakening of the Canadian Dollar and the Euro against the U.S. Dollar.
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

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
Selling, general and administration expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees including legal, accounting and consulting fees; depreciation and amortization of our non-manufacturing equipment and assets; travel and entertainment expenses; director, officer and other insurance policies; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. Certain charges that are also incurred less frequently and are included in selling, general and administration costs include restructuring charges, gain or loss on disposal of property, plant and equipment and bad debt expense.
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
Interest Expense, Net
Interest expense, net relates primarily to our consolidated senior unsecured indebtedness. Subsequent to March 23, 2015, interest expense, net relates to our $475.0 million aggregate principal amount of 5.625% senior unsecured notes due March 15, 2023. Prior to March 23, 2015, interest expense related to our $500.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021. The transaction costs were capitalized as deferred financing costs and are being amortized to interest expense over their respective terms. Certain issuances of our 8.25% senior unsecured notes due 2021 resulted in premiums that were amortized to interest expense over their respective terms. Unamortized premiums and unamortized transaction issuance costs relating to the notes redeemed were written off upon redemption. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized transaction issuance costs.

Other Expense (Income), Net
Other expense (income), net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. A valuation allowance is recorded to reduce deferred tax assets to an amount that is anticipated to be realized on a more likely than not basis. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries where we have operations, including the United States, Canada, the United Kingdom and Ireland. Our income tax rate is also affected by estimates of our ability to realize tax assets and changes in tax laws.
Segment Information
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Our segment information that follows contains a discussion surrounding "Adjusted EBITDA," a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Beginning in the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. The revision of this definition had no impact on our reported Adjusted EBITDA for the three months ended March 30, 2014. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

• depreciation;
• amortization;
• share based compensation expense;
• loss (gain) on disposal of property, plant and equipment;
• registration and listing fees;
• restructuring costs;
• asset impairment;
• interest expense (income), net;
• loss from extinguishment of debt;
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Net sales	$434,465	$422,460
Cost of goods sold	361,156	369,474
Gross profit	73,309	52,986
Gross profit as a % of net sales	16.9%	12.5%
Selling, general and administration expenses	58,161	57,775
Selling, general and administration expenses as a % of net sales	13.4%	13.7%
Restructuring costs	2,356	721
Operating income (loss)	12,792	(5,510)
Interest expense (income), net	11,753	9,993
Loss on extinguishment of debt	28,046	—
Other expense (income), net	(1,184)	181
Income (loss) from continuing operations before income tax expense (benefit)	(25,823)	(15,684)
Income tax expense (benefit)	3,264	19
Income (loss) from continuing operations	(29,087)	(15,703)
Income (loss) from discontinued operations, net of tax	(229)	(142)
Net income (loss)	(29,316)	(15,845)
Less: net income (loss) attributable to non-controlling interest	1,736	741
Net income (loss) attributable to Masonite	$(31,052)	$(16,586)
Three Months Ended March 29, 2015, Compared with Three Months Ended March 30, 2014
Net Sales
Net sales in the three months ended March 29, 2015, were $434.5 million, an increase of $12.0 million or 2.8% from $422.5 million in the three months ended March 30, 2014. Net sales in 2015 were negatively impacted by $20.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $32.9 million or 7.8% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $24.0 million or 5.7% compared to 2014. Also contributing to this increase were higher unit volumes in 2015, which increased net sales by $9.1 million or 2.2% compared to 2014. Partially offsetting these increases, net sales of other products to external customers were $0.2 million lower in 2015 compared to 2014.
The proportion of net sales from interior and exterior products in the three months ended March 29, 2015, was 73.0% and 27.0%, respectively, compared to 73.9% and 26.1% in the three months ended March 30, 2014. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
North America	$336,288	$314,767
North America intersegment	(332)	(326)
North America net sales to external customers	$335,956	$314,441
Percentage of net sales	77.3%	74.4%

Europe, Asia and Latin America	$93,016	$100,564
Europe, Asia and Latin America intersegment	(5,787)	(5,937)
Europe, Asia and Latin America net sales to external customers	$87,229	$94,627
Percentage of net sales	20.1%	22.4%

Africa	$11,280	$13,392
Africa intersegment	—	—
Africa net sales to external customers	$11,280	$13,392
Percentage of net sales	2.6%	3.2%

Net sales to external customers	$434,465	$422,460

North America
Net sales to external customers from facilities in the North America segment in the three months ended March 29, 2015, were $336.0 million, an increase of $21.6 million or 6.9% from $314.4 million in the three months ended March 30, 2014. Net sales in 2015 were negatively impacted by $8.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $30.5 million or 9.7% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $18.5 million or 5.9% compared to 2014. Also contributing to this increase were higher unit volumes in 2015, which increased net sales by $11.5 million or 3.7%, and net sales of other products to external customers, which were $0.5 million or 0.2% higher in 2015 compared to 2014.
The proportion of net sales from interior and exterior products in the three months ended March 29, 2015, was 70.9% and 29.1%, respectively, compared to 69.7% and 30.3% in the three months ended March 30, 2014. The increased proportion of net sales of our interior products was primarily driven by increased average unit prices in 2015 compared to 2014 that impacted interior products at a higher rate than exterior products.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended March 29, 2015, were $87.2 million, a decrease of $7.4 million or 7.8% from $94.6 million in the three months ended March 30, 2014. Net sales in 2015 were negatively impacted by $11.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $3.6 million or 3.8% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $6.0 million or 6.3% compared to 2014. Partially offsetting these increases, were lower unit volumes in 2015, which decreased net sales by $1.7 million or 1.8%, and net sales of other products to external customers, which were $0.7 million or 0.7% lower in 2015 compared to 2014.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the three months ended March 29, 2015, was 77.9% and 22.1%, respectively, compared to 84.0% and 16.0% in the three months ended March 30, 2014. The increased proportion of net sales of our exterior products was driven by the acquisition of Door-Stop, which only produces exterior products.
Africa
Net sales to external customers from facilities in the Africa segment in the three months ended March 29, 2015, were $11.3 million, a decrease of $2.2 million or 16.3% from $13.5 million in the three months ended March 30, 2014. Net sales in 2015 were negatively impacted by $1.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $1.2 million or 8.9% due to changes in unit volume and average unit price. Net sales decreased by $0.7 million or 5.2% due to lower unit volumes and changes in average unit price in 2015 decreased net sales by $0.5 million or 3.7% compared to 2014.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 83.1% and 87.5% for the three months ended March 29, 2015, and March 30, 2014, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales. Material cost of sales, overhead, depreciation, direct labor and distribution as a percentage of net sales in 2015 decreased 2.3%, 0.7%, 0.6%, 0.5% and 0.3%, respectively, over the 2014 period. The reduction in material cost as a percentage of net sales was also driven by favorable foreign exchange rate fluctuations, which impacted material costs at a higher rate than net sales.
Selling, General and Administration Expenses
In the three months ended March 29, 2015, selling, general and administration expenses, as a percentage of net sales, were 13.4% compared to 13.7% in the three months ended March 30, 2014, a decrease of 30 basis points.
Selling, general and administration expenses in the three months ended March 29, 2015, were $58.2 million, an increase of $0.4 million from $57.8 million in the three months ended March 30, 2014. The increase was driven by $1.4 million of incremental selling, general and administration expenses incurred in 2015 in connection with the operations of our 2014 acquisitions and an increase of depreciation and amortization of $1.2 million. This increase was partially offset by favorable foreign exchange impacts of $1.9 million and other decreases of $0.3 million.

Restructuring Costs
Restructuring costs in the three months ended March 29, 2015, were $2.4 million, compared to $0.7 million in the three months ended March 30, 2014. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan. Costs incurred in 2014 were related primarily to the 2013 Restructuring Plan.
Interest Expense, Net
Interest expense, net, in the three months ended March 29, 2015, was $11.8 million, compared to $10.0 million in the three months ended March 30, 2014. This increase primarily relates to the incremental interest incurred in 2015 on the additional $125.0 million principal amount of 8.25% senior unsecured notes issued January 21, 2014. The increase in indebtedness and related interest expense in Canada was due to our issuance of the senior unsecured notes, which was reported in the North America segment results.

MASONITE INTERNATIONAL CORPORATION

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $28.0 million in the three months ended March 29, 2015. This charge represents the difference between the redemption price of our senior unsecured notes due 2021 of $531.7 million and the net carrying amount of such notes of $503.7 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $31.7 million and the net carrying amount included unamortized premiums of $11.5 million, partially offset by unamortized debt issuance costs of $7.8 million.

Other Expense (Income), Net
Other expense (income), net, in the three months ended March 29, 2015, was $(1.2) million, compared to $0.2 million in the three months ended March 30, 2014. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended March 29, 2015, increased by $3.2 million compared to the three months ended March 30, 2014. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax items. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended March 29, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$29,638	$8,771	$(621)	$37,788
Percentage of segment net sales	8.8%	10.1%	(5.5)%	8.7%

	Three Months Ended March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$16,003	$3,034	$681	$19,718
Percentage of segment net sales	5.1%	3.2%	5.1%	4.7%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended March 29, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$29,638	$8,771	$(621)	$37,788
Less (plus):
Depreciation	11,314	3,244	748	15,306
Amortization	4,105	918	(12)	5,011
Share based compensation expense	2,379	—	—	2,379
Loss (gain) on disposal of property, plant and equipment	247	14	(317)	(56)
Restructuring costs	628	1,728	—	2,356
Interest expense (income), net	18,505	(6,791)	39	11,753
Loss on extinguishment of debt	28,046	—	—	28,046
Other expense (income), net	(194)	(990)	—	(1,184)
Income tax expense (benefit)	2,178	1,410	(324)	3,264
Loss (income) from discontinued operations, net of tax	229	—	—	229
Net income (loss) attributable to non-controlling interest	1,736	—	—	1,736
Net income (loss) attributable to Masonite	$(39,535)	$9,238	$(755)	$(31,052)

	Three Months Ended March 30, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$16,003	$3,034	$681	$19,718
Less (plus):
Depreciation	9,932	4,622	892	15,446
Amortization	5,365	326	—	5,691
Share based compensation expense	2,283	—	—	2,283
Loss (gain) on disposal of property, plant and equipment	774	313	—	1,087
Restructuring costs	32	689	—	721
Interest expense (income), net	17,247	(7,302)	48	9,993
Other expense (income), net	(141)	322	—	181
Income tax expense (benefit)	(207)	335	(109)	19
Loss (income) from discontinued operations, net of tax	142	—	—	142
Net income (loss) attributable to non-controlling interest	741	—	—	741
Net income (loss) attributable to Masonite	$(20,165)	$3,729	$(150)	$(16,586)
Adjusted EBITDA in our North America segment increased $13.6 million, or 85.0%, to $29.6 million in the three months ended March 29, 2015, from $16.0 million in the three months ended March 30, 2014. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $13.0 million and $13.5 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment increased $5.8 million, or 193.3%, to $8.8 million in the three months ended March 29, 2015, from $3.0 million in the three months ended March 30, 2014. This increase in Adjusted EBITDA was driven by the benefit from the derecognition of Israel and the incremental impact of the Door-Stop acquisition. Adjusted EBITDA in the Europe, Asia and Latin America segment included corporate allocations of shared costs of $0.6 million and $0.6 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $1.3 million to $(0.6) million in the three months ended March 29, 2015, from $0.7 million in the three months ended March 30, 2014. Adjusted EBITDA in the Africa segment included corporate allocations of shared costs of $0.8 million and $0.6 million in 2015 and 2014. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of March 29, 2015, we had $90.1 million of cash and cash equivalents, availability under our ABL Facility of $114.6 million (not giving effect to the April 9, 2015, amendment described below) and availability under our AR Sales Programs of $21.0 million.
Cash Flows
Cash flows from Operating Activities
Cash used in operating activities was $20.0 million during the three months ended March 29, 2015. This amount included our net loss of $29.3 million as well as a decrease in accounts payable and accrued expenses of $17.1 million, primarily due to the accelerated interest payment made concurrent with the extinguishment of our 2021 Notes. Additionally, cash outflows were generated by an increase in inventories of $12.0 million, an increase in accounts receivable of $8.3 million, an increase in prepaid expenses of $3.0 million and pension and post-retirement funding (net of expense) of $1.4 million. These outflows were partially offset by certain non-cash or non-operating items in our net loss, including loss on extinguishment of debt of $28.0 million, depreciation and amortization of $20.3 million, share based compensation expense of $2.4 million and other miscellaneous inflows of $0.4 million.

Cash used by operating activities was $10.6 million during the three months ended March 30, 2014. Cash used in operating activities included our net loss of $15.8 million, noncash deferred income tax benefit of $1.1 million, an increase in accounts receivable of $19.6 million, an increase in inventories of $16.3 million and other miscellaneous cash outflows of $0.7 million. These outflows were partially offset by certain noncash items in net income (loss) including depreciation and amortization of $21.1 million, share based compensation expense of $2.3 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $19.5 million.

Cash flows from Investing Activities
Cash used in investing activities was $10.7 million during the three months ended March 29, 2015. The primary uses of cash in investing activities were additions to property, plant and equipment of $10.2 million and other investing outflows of $0.5 million.
Cash used in investing activities was $58.2 million during the three months ended March 30, 2014. The primary uses of cash in investing activities were cash used in the acquisition of Door-Stop $50.3 million and additions to property, plant and equipment of $8.4 million. These outflows were partially offset by other investing inflows of $0.5 million.

MASONITE INTERNATIONAL CORPORATION

Cash flows from Financing Activities

Cash used in financing activities was $64.2 million during the three months ended March 29, 2015. The primary uses of cash in financing activities were the redemption of the 2021 Notes for the aggregate principal amount of $500.0 million, the applicable premium, as described in the indenture, of $31.7 million, payment of debt financing costs of $6.9 million and other financing outflows of $0.6 million. These outflows were partially offset by cash generated by the issuance of the 2023 Notes for the aggregate principal amount of $475.0 million.
Cash provided by financing activities was $136.1 million during the three months ended March 30, 2014. The primary source of cash provided by financing activities was the proceeds from the January 2014 issuance of additional senior unsecured notes for $138.7 million. This cash inflow was partially offset by the payment of financing costs relating to these additional senior unsecured notes of $1.9 million and other financing outflows of $0.7 million.

Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of March 29, 2015, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

Accounts Receivable Sales Program
We maintain accounts receivable sales programs with third parties. Under the AR Sales Programs, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to third parties who assume the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under these programs are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Programs are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Programs were not material for any of the periods presented and were recorded to selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).
Senior Notes
On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $468.1 million after deducting $6.9 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with existing

MASONITE INTERNATIONAL CORPORATION

cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described in the footnotes to the condensed consolidated financial statements) and to pay related premiums, fees and expenses.

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of March 29, 2015, we were in compliance with all covenants under the indenture governing the 2023 Notes.

ABL Facility
In May 2011, we and certain of our subsidiaries, as borrowers, entered into a $125.0 million ABL Facility. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Based upon the borrowing base as of March 29, 2015, we had approximately $114.6 million of availability under the ABL Facility.
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
The ABL Facility contains various customary representations, warranties and covenants by us, that, among other things, and subject to certain exceptions, restrict our ability and our subsidiaries’ ability to: (i) incur additional indebtedness, (ii) pay dividends on our common shares and make other restricted payments, (iii) make investments and acquisitions, (iv) engage in transactions with our affiliates, (v) sell assets, (vi) merge and (vii) create liens. As of both
March 29, 2015, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

On April 9, 2015, we and certain of our subsidiaries amended and restated the credit agreement for our ABL Facility in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $150.0 million from $125.0 million and extended the final maturity date to April 9, 2020, from May 17, 2016. The ABL Facility will bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum. A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.

MASONITE INTERNATIONAL CORPORATION

The Amended and Restated Credit Agreement amends the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of May 7, 2015, there were no amounts outstanding under the ABL Facility.

Supplemental Guarantor Financial Information

Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $362.8 million and $350.1 million for the three months ended March 29, 2015, and March 30, 2014, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $29.5 million and $14.7 million for the three months ended March 29, 2015, and March 30, 2014, respectively.
Our non-guarantor subsidiaries had total assets of $1.3 billion and $1.4 billion as of March 29, 2015, and December 28, 2014, respectively; and total liabilities of $754.4 million and $791.2 million as of March 29, 2015, and December 28, 2014, respectively.

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
Other Recent Accounting Pronouncements not yet Adopted

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU provides a practical expedient option to entities that have defined benefit plans and have a fiscal year end that does not coincide with a calendar month end. This ASU allows an entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year end. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted and retroactive application is required. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amended ASC 810, “Consolidation.” This ASU modifies the evaluation of whether limited partnerships are variable interest entities (“VIEs”) and affects the consolidation analysis of reporting entities that are involved with VIEs,

MASONITE INTERNATIONAL CORPORATION

particularly those that have fee arrangements and related party relationships. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods; early application is not permitted. In April 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

MASONITE INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of March 29, 2015, or December 28, 2014.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of March 29, 2015, or December 28, 2014.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of March 29, 2015, or December 28, 2014, there were no outstanding borrowings under our ABL Facility.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 28, 2014. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Glenwood E. Coulter, Jr., Executive Vice President, Global Operations and Europe of the Company, previously notified us that he intends to resign and retire effective as of May 8, 2015. In connection with his retirement, on May 7, 2015, the Company and Mr. Coulter entered into a consulting agreement (the "Consulting Agreement") pursuant to which Mr. Coulter agreed to provide consulting services to us for a period commencing on May 8, 2015 and ending on May 8, 2016, subject to earlier termination upon 15 days' advance written notice by either party. As consideration for the consulting services provided by Mr. Coulter, we agreed to provide for continued regular vesting of certain of his outstanding restricted stock units and performance restricted stock units based on Mr. Coulter providing consulting services during the term of the Consulting Agreement. In addition, if Mr. Coulter's service is terminated prior to July 1, 2015 by us for any reason other than due to a breach of the Consulting Agreement, Mr. Coulter will be entitled to continued vesting with respect to the number of restricted stock units that would have otherwise vested on July 1, 2015 if he had remained in continuous service through such date. Based on the foregoing, the restricted stock unit agreements dated March 15, 2012, May 30, 2012, November 1, 2012, February 25, 2013 and February 24, 2014, and the performance restricted stock unit agreement dated February 25, 2013, each between us and Mr. Coulter, were amended to provide for such continued vesting pursuant to an Omnibus Amendment between us and Mr. Coulter, effective May 8, 2015 (the "Amendment").

The foregoing description of the Consulting Agreement and the Amendment does not purport to be a complete description and is qualified in its entirety by the full text of the Consulting Agreement, which is filed as Exhibit 10.2 and is incorporated herein by reference, and the Amendment, which is filed as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 7, 2015	By	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
4.1
Indenture, dated as of March 23, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 23, 2015)

10.1
Amended and Restated Credit Agreement, dated as of April 9, 2015, by and among Masonite International Corporation, as Canadian borrower and parent borrower, Masonite Corporation and certain other subsidiaries of Masonite Corporation, as U.S. borrowers, Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, Bank of America, N.A., as a syndication agent, Royal Bank of Canada and Deutsche Bank Securities Inc., as co-documentation agents, Wells Fargo Capital Finance, LLC, Bank of America, N.A., Royal Bank of Canada, Deutsche Bank Securities Inc. and Barclays Bank PLC, as joint lead arrangers and book managers, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on April 14, 2015)

10.2*^	Consulting Agreement, dated May 8, 2015, by and between Masonite International Corporation and Glenwood E. Coulter, Jr.
10.3*^
Omnibus Amendment to Masonite International Corporation Restricted Stock Unit Agreements and Performance Restricted Stock Unit Agreement, dated May 8, 2015, by and between Masonite International Corporation and Glenwood E. Coulter, Jr.

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