Form 10-Q
period 2015-06-28
MASONITE INTERNATIONAL CORP
filed 2015-08-06
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
or
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
The registrant had outstanding 30,320,108 shares of Common Stock, no par value, as of August 3, 2015.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$476,428	$490,176	$910,893	$912,636
Cost of goods sold	381,394	411,569	742,550	781,043
Gross profit	95,034	78,607	168,343	131,593
Selling, general and administration expenses	58,818	58,519	116,979	116,294
Restructuring costs	988	560	3,344	1,281
Operating income (loss)	35,228	19,528	48,020	14,018
Interest expense (income), net	6,787	10,594	18,540	20,587
Loss on extinguishment of debt	—	—	28,046	—
Other expense (income), net	(635)	1,306	(1,819)	1,487
Income (loss) from continuing operations before income tax expense (benefit)	29,076	7,628	3,253	(8,056)
Income tax expense (benefit)	15,013	1,379	18,277	1,398
Income (loss) from continuing operations	14,063	6,249	(15,024)	(9,454)
Income (loss) from discontinued operations, net of tax	(240)	(170)	(469)	(312)
Net income (loss)	13,823	6,079	(15,493)	(9,766)
Less: net income (loss) attributable to non-controlling interest	381	499	2,117	1,240
Net income (loss) attributable to Masonite	$13,442	$5,580	$(17,610)	$(11,006)

Earnings (loss) per common share attributable to Masonite:
Basic	$0.44	$0.19	$(0.58)	$(0.37)
Diluted	$0.42	$0.18	$(0.58)	$(0.37)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.45	$0.20	$(0.57)	$(0.36)
Diluted	$0.43	$0.19	$(0.57)	$(0.36)

Comprehensive income (loss):
Net income (loss)	$13,823	$6,079	$(15,493)	$(9,766)
Other comprehensive income (loss):
Foreign exchange gain (loss)	9,204	7,354	(25,936)	(131)
Amortization of actuarial net losses	220	—	440	—
Income tax benefit (expense) related to other comprehensive income (loss)	(87)	(619)	(174)	(619)
Other comprehensive income (loss), net of tax:	9,337	6,735	(25,670)	(750)
Comprehensive income (loss)	23,160	12,814	(41,163)	(10,516)
Less: comprehensive income (loss) attributable to non-controlling interest	496	862	1,547	1,132
Comprehensive income (loss) attributable to Masonite	$22,664	$11,952	$(42,710)	$(11,648)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	June 28, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$136,305	$192,037
Restricted cash	17,045	13,187
Accounts receivable, net	247,145	241,721
Inventories, net	243,514	222,732
Prepaid expenses	26,554	21,103
Income taxes receivable	1,936	1,796
Current deferred income taxes	23,215	20,767
Total current assets	695,714	713,343
Property, plant and equipment, net	553,665	576,234
Investment in equity investees	7,982	8,827
Goodwill	99,217	99,199
Intangible assets, net	192,852	203,372
Long-term deferred income taxes	15,991	20,697
Other assets, net	17,205	16,744
Total assets	$1,582,626	$1,638,416

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,686	$98,199
Accrued expenses	137,216	137,681
Income taxes payable	2,137	1,361
Total current liabilities	246,039	237,241
Long-term debt	468,173	503,785
Long-term deferred income taxes	118,887	107,777
Other liabilities	51,628	54,114
Total liabilities	884,727	902,917
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 30,318,348 and 30,015,321 shares issued and outstanding as of June 28, 2015, and December 28, 2014, respectively.	661,364	657,292
Additional paid-in capital	227,023	225,918
Accumulated deficit	(115,127)	(97,517)
Accumulated other comprehensive income (loss)	(101,359)	(76,259)
Total equity attributable to Masonite	671,901	709,434
Equity attributable to non-controlling interests	25,998	26,065
Total equity	697,899	735,499
Total liabilities and equity	$1,582,626	$1,638,416

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(37,340)		(37,340)	3,222	(34,118)
Other comprehensive income (loss), net of tax					(56,658)	(56,658)	(978)	(57,636)
Dividends to non-controlling interests						—	(5,017)	(5,017)
Share based compensation expense			9,605			9,605		9,605
Common shares issued for delivery of share based awards	650,892	6,996	(6,996)			—		—
Common shares issued for exercise of warrants	279,408	4,100	(3,837)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,160)			(3,160)		(3,160)
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(17,610)		(17,610)	2,117	(15,493)
Other comprehensive income (loss), net of tax					(25,100)	(25,100)	(570)	(25,670)
Dividends to non-controlling interests						—	(1,614)	(1,614)
Share based compensation expense			5,485			5,485		5,485
Common shares issued for delivery of share based awards	295,847	3,622	(3,622)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(609)			(609)		(609)
Common shares issued under employee stock purchase plan	7,180	450	(149)			301		301
Balances as of June 28, 2015	30,318,348	$661,364	$227,023	$(115,127)	$(101,359)	$671,901	$25,998	$697,899

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	June 28, 2015	June 29, 2014
Net income (loss)	$(15,493)	$(9,766)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities, net of acquisitions:
Loss (income) from discontinued operations, net of tax	469	312
Loss on extinguishment of debt	28,046	—
Depreciation	29,716	29,982
Amortization	9,986	11,284
Share based compensation expense	5,485	5,080
Deferred income taxes	14,540	(982)
Unrealized foreign exchange loss (gain)	(1,220)	1,611
Share of loss (income) from equity investees, net of tax	(595)	(574)
Dividend from equity investee	1,440	—
Pension and post-retirement expense (funding), net	(2,778)	(2,887)
Non-cash accruals and interest	658	(1,424)
Loss (gain) on sale of property, plant and equipment	294	2,123
Changes in assets and liabilities:
Accounts receivable	(9,276)	(38,491)
Inventories	(25,636)	(22,911)
Prepaid expenses	(6,281)	(305)
Accounts payable and accrued expenses	13,062	50,900
Other assets and liabilities	(2,220)	1,745
Net cash flow provided by (used in) operating activities	40,197	25,697
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	324	533
Additions to property, plant and equipment	(17,918)	(19,962)
Cash used in acquisitions, net of cash acquired	—	(50,355)
Restricted cash	(3,866)	526
Other investing activities	(1,376)	(2,168)
Net cash flow provided by (used in) investing activities	(22,836)	(71,426)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	475,000	138,688
Repayments of long-term debt	(500,000)	—
Payments of long-term debt extinguishment costs	(31,691)	—
Payment of financing costs	(7,159)	(1,925)
Minimum tax withholding on share based awards	(609)	(1,054)
Distributions to non-controlling interests	(1,614)	(1,144)
Proceeds from exercise of common stock warrants	—	262
Net cash flow provided by (used in) financing activities	(66,073)	134,827
Net foreign currency translation adjustment on cash	(7,020)	(2,438)
Increase (decrease) in cash and cash equivalents	(55,732)	86,660
Cash and cash equivalents, beginning of period	192,037	100,873
Cash and cash equivalents, at end of period	$136,305	$187,533

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the 2014 audited consolidated financial statements, other than as noted below. Certain prior year amounts have been reclassified to conform to the current basis of presentation.

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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted and retroactive application is required. We have adopted this guidance as of June 28, 2015, and as a result have recast the December 28, 2014, condensed consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets, net, and long-term debt by $8.1 million each, based upon the balance of unamortized debt issuance costs relating to our senior unsecured notes recorded as of December 28, 2014.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017; early application is not permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.
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

The following schedule represents the amount of net sales and net income (loss) attributable to Masonite from the Door-Stop acquisition which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date. Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Harring were not material for the three and six months ended June 28, 2015.

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$13,197	$11,865	$25,063	$16,874
Net income (loss) attributable to Masonite	1,538	786	2,664	1,440

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 28, 2014	$79,818	$19,381	$99,199
Foreign exchange fluctuations	(186)	204	18
June 28, 2015	$79,632	$19,585	$99,217

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	June 28, 2015
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(39,067)	$(2,233)	$66,081
Patents	29,417	(15,987)	(579)	12,851
Software	29,424	(21,214)	(42)	8,168
Other	9,457	(7,132)	(1,441)	884
	175,679	(83,400)	(4,295)	87,984
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(6,185)	104,868
Total intangible assets	$286,732	$(83,400)	$(10,480)	$192,852

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 28, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(33,181)	$(2,360)	$71,840
Patents	28,630	(14,696)	(308)	13,626
Software	28,832	(19,322)	63	9,573
Other	9,457	(6,810)	(1,426)	1,221
	174,300	(74,009)	(4,031)	96,260
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(3,941)	107,112
Total intangible assets	$285,353	$(74,009)	$(7,972)	$203,372

Amortization of intangible assets was $4.7 million and $9.4 million for the three and six months ended June 28, 2015, respectively, and was $5.3 million and $9.7 million for the three and six months ended June 29, 2014, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of June 28, 2015, is as follows:

(In thousands)
Fiscal year:
2015 (remaining six months)	$9,533
2016	17,568
2017	15,433
2018	12,048
2019	11,664

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 50.6% and 48.8% of total accounts receivable as of June 28, 2015, and December 28, 2014, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of June 28, 2015, and December 28, 2014. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either June 28, 2015, or December 28, 2014. The allowance for doubtful accounts balance was $1.9 million and $2.6 million as of June 28, 2015, and December 28, 2014, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	June 28, 2015	December 28, 2014
Raw materials	$174,713	$159,763
Finished goods	75,441	69,517
Provision for obsolete or aged inventory	(6,640)	(6,548)
Inventories, net	$243,514	$222,732

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	June 28, 2015	December 28, 2014
Land	$43,418	$44,971
Buildings	166,778	170,344
Machinery and equipment	530,448	530,599
Property, plant and equipment, gross	740,644	745,914
Accumulated depreciation	(186,979)	(169,680)
Property, plant and equipment, net	$553,665	$576,234

Total depreciation expense was $14.4 million and $29.7 million in the three and six months ended June 28, 2015, respectively, and $14.5 million and $30.0 million in the three and six months ended June 29, 2014, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We are insured against property loss and business interruption, and we recognized partial payments of $1.2 million in business interruption insurance proceeds during the three and six months ended June 28, 2015. These proceeds were recorded as a reduction to selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	June 28, 2015	December 28, 2014
5.625% senior unsecured notes due 2023	$475,000	$—
Debt issuance costs for 2023 Notes	(6,827)	—
8.25% senior unsecured notes due 2021	—	500,000
Unamortized premium on 2021 Notes	—	11,920
Debt issuance costs for 2021 Notes	—	(8,135)
Total long-term debt	$468,173	$503,785

Interest expense related to our consolidated indebtedness under senior unsecured notes was $6.7 million and $17.8 million for the three and six months ended June 28, 2015, respectively, and $10.1 million and $19.6 million for the three and six months ended June 29, 2014, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.625% Senior Notes due 2023

On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of transaction issuance costs. The transaction costs were capitalized as a reduction to the carrying value of debt and are being amortized to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with available cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described below) and to pay related premiums, fees and expenses.

We may redeem the 2023 Notes, in whole or in part, at any time prior to March 15, 2018, at a price equal to 100% of the principal amount plus the applicable premium, plus accrued and unpaid interest, if any, to the date of redemption. The applicable premium means, with respect to a note at any date of redemption, the greater of (i) 1.00% of the then-outstanding principal amount of such note and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such note at March 15, 2018, plus (2) all remaining required interest payments due on such note through such date (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate, as described in the indenture, plus 50 basis points, over (b) the principal amount of such note on such redemption date. We may also redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018, at the applicable redemption prices specified under the indenture governing the 2023 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the 2023 Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 28, 2015, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

ABL Facility

On April 9, 2015, we and certain of our subsidiaries amended and restated our asset-based revolving credit facility (the "ABL Facility") in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $150.0 million from $125.0 million and extended the final maturity date to April 9, 2020, from May 17, 2016. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain intangible amounts.

Obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

Borrowings under the ABL Facility will bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum.

In addition to paying interest on any outstanding principal under the ABL Facility a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens.

The Amended and Restated Credit Agreement amends the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of June 28, 2015, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Share Based Compensation Plans

Share-based compensation expense was $3.1 million and $5.5 million for the three and six months ended June 28, 2015, respectively, and $2.8 million and $5.1 million for the three and six months ended June 29, 2014, respectively. As of June 28, 2015, the total remaining unrecognized compensation expense related to share based compensation amounted to $16.5 million, which will be amortized over the weighted average remaining requisite service period of 2.3 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for 10 years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. On May 12, 2015, our shareholders approved the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, which amended and restated the 2012 Plan in its entirety in order to further enable the Human Resources and Compensation Committee to grant awards thereunder that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Amended and Restated 2012 Plan also made certain changes to the performance criteria on which performance goals may be based and the adjustments to such performance criteria for such awards. As of June 28, 2015, there were 1,824,500 shares of common stock available for future issuance under the 2012 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of June 28, 2015, the liability and asset relating to deferred compensation each had a fair value of $2.0 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of June 28, 2015, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was $0.4 million in the six months ended June 28, 2015, and was $0.2 million and $0.6 million in the three and six months ended June 29, 2014, respectively.

Six months ended June 28, 2015	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(308,770)	15,205	16.82
Cancelled	(4,584)		32.26
Outstanding, end of period	918,114	$46,400	$20.26	5.5

Exercisable, end of period	697,577	$37,727	$16.72	4.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Six months ended June 29, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(262,074)	10,758	14.48
Cancelled	(23,172)		34.51
Outstanding, end of period	1,527,412	$55,850	$18.49	6.1

Exercisable, end of period	1,183,138	$46,595	$15.68	5.5

Restricted Stock Units

We have granted Restricted Stock Units ("RSUs") to directors and certain employees under both the 2009 Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest.

	Six Months Ended
	June 28, 2015		June 29, 2014
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	543,373	$34.56	618,963	$22.09
Granted	192,653	61.38	193,940	54.65
Delivered	(70,557)		(94,009)
Withheld to cover (1)	(9,128)		(21,159)
Cancelled	(49,482)		(1,709)
Outstanding, end of period	606,859	$42.75	696,026	$30.60
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

Approximately one-half of the RSUs granted during the six months ended June 28, 2015, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the six months ended June 28, 2015, was $11.8 million and is being recognized over the weighted average requisite service period of 1.7 years. During the six months ended June 28, 2015, there were 79,685 RSUs vested at a fair value of $2.7 million.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

holders with a cashless exercise option. We have accounted for these warrants as equity instruments. Future exercises will increase the amount of common shares outstanding and reduce additional paid-in capital.

Activity relating to the warrants was as followed for the periods presented:

	Three Months Ended
	June 28, 2015	June 29, 2014
	2016 Warrants	2014 Warrants	2016 Warrants	Total Warrants
Outstanding, beginning of period	2,500,001	2,453,653	2,500,001	4,953,654
Exercised	—	(2,409,465)	—	(2,409,465)
Forfeited	—	(44,188)	—	(44,188)
Outstanding, end of period	2,500,001	—	2,500,001	2,500,001

Cash received for exercise (in thousands)	$—	$263	$—	$263
Common shares issued	—	180,489	—	180,489

	Six Months Ended
	June 28, 2015	June 29, 2014
	2016 Warrants	2014 Warrants	2016 Warrants	Total Warrants
Outstanding, beginning of period	2,500,001	3,333,334	2,500,001	5,833,335
Exercised	—	(3,289,146)	—	(3,289,146)
Forfeited	—	(44,188)	—	(44,188)
Outstanding, end of period	2,500,001	—	2,500,001	2,500,001

Cash received for exercise (in thousands)	$—	$263	$—	$263
Common shares issued	—	279,228	—	279,228

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

(In thousands)
Fiscal year:
2015 (remaining six months)	$9,057
2016	15,528
2017	13,206
2018	12,074
2019	11,274
Thereafter	67,613
Total future minimum lease payments	$128,752

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.0 million and $11.7 million for the three and six months ended June 28, 2015, respectively, and was $5.8 million and $12.0 million for the three and six months ended June 29, 2014, respectively.

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

10. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended
	June 28, 2015			June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Total	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$519	$415	$934	$—	$—	$—	$—
2013 Plan	2	52	54	348	35	6	389
2012 and Prior Plans	—	—	—	22	149	—	171
Total Restructuring Costs	$521	$467	$988	$370	$184	$6	$560

	Six Months Ended
	June 28, 2015			June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Total	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$1,143	$2,102	$3,245	$—	$—	$—	$—
2013 Plan	6	93	99	363	709	6	1,078
2012 and Prior Plans	—	—	—	39	164	—	203
Total Restructuring Costs	$1,149	$2,195	$3,344	$402	$873	$6	$1,281

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Cumulative Amount Incurred Through
	June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$1,143	$2,102	$—	$3,245
2014 Plan	—	9,503	—	9,503
2013 Plan	2,955	3,757	1,149	7,861
2012 and Prior Plans	10,396	20,202	—	30,598
Total Restructuring Costs	$14,494	$35,564	$1,149	$51,207

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function, the rationalization of certain of our European facilities and related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are expected to be completed by the first quarter of 2016. As of June 28, 2015, we expect to incur approximately $1 million of future charges relating to the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of June 28, 2015, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of June 28, 2015, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of June 28, 2015, we do not expect to incur any future charges for the 2012 and Prior Plans.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	June 28, 2015
2015 Plan	$—	$1,911	$1,334	$2,485	$760
2014 Plan	839	—	—	319	520
2013 Plan	341	—	99	118	322
2012 and Prior Plans	1,153	—	—	326	827
Total	$2,333	$1,911	$1,433	$3,248	$2,429

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	June 29, 2014
2013 Plan	$2,348	$67	$1,011	$3,070	$356
2012 and Prior Plans	2,061	141	62	450	1,814
Total	$4,409	$208	$1,073	$3,520	$2,170

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Current	$2,238	$1,311	$3,737	$2,380
Deferred	12,775	68	14,540	(982)
Income tax expense (benefit)	$15,013	$1,379	$18,277	$1,398

The effective tax rate differs from the Canadian federal statutory rate of 26.6% primarily due to changes in our valuation allowances, tax exempt income, and earnings in foreign jurisdictions which are subject to lower tax rates.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $47.2 million and $35.8 million was required for our deferred income tax assets as of June 28, 2015, and December 28, 2014, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, France, India, Mexico and Luxembourg. We expect to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of income is reached.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014
Transactions involving cash:
Interest paid	$19,951	$20,837
Interest received	340	317
Income taxes paid	3,538	3,107
Income tax refunds	9	455
Non-cash transactions:
Property, plant and equipment additions in accounts payable	3,864	6,240

13. Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Beginning in the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. The revision to this definition had no impact on our reported Adjusted EBITDA for the three months ended June 28, 2015, or the three and six months ended June 29, 2014. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

(In thousands)	Three Months Ended June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$376,336	$94,246	$12,641	$483,223
Intersegment sales	(92)	(6,703)	—	(6,795)
Net sales to external customers	$376,244	$87,543	$12,641	$476,428

Adjusted EBITDA	$48,146	$11,359	$(448)	$59,057

(In thousands)	Three Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$372,875	$110,715	$13,971	$497,561
Intersegment sales	(190)	(7,195)	—	(7,385)
Net sales to external customers	$372,685	$103,520	$13,971	$490,176

Adjusted EBITDA	$39,685	$5,028	$(663)	$44,050

(In thousands)	Six Months Ended June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$712,624	$187,262	$23,921	$923,807
Intersegment sales	(424)	(12,490)	—	(12,914)
Net sales to external customers	$712,200	$174,772	$23,921	$910,893

Adjusted EBITDA	$77,784	$20,130	$(1,069)	$96,845

(In thousands)	Six Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$687,642	$211,279	$27,363	$926,284
Intersegment sales	(516)	(13,132)	—	(13,648)
Net sales to external customers	$687,126	$198,147	$27,363	$912,636

Adjusted EBITDA	$55,688	$8,062	$18	$63,768

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Adjusted EBITDA	$59,057	$44,050	$96,845	$63,768
Less (plus):
Depreciation	14,410	14,536	29,716	29,982
Amortization	4,975	5,593	9,986	11,284
Share based compensation expense	3,106	2,797	5,485	5,080
Loss (gain) on disposal of property, plant and equipment	350	1,036	294	2,123
Restructuring costs	988	560	3,344	1,281
Interest expense (income), net	6,787	10,594	18,540	20,587
Loss on extinguishment of debt	—	—	28,046	—
Other expense (income), net	(635)	1,306	(1,819)	1,487
Income tax expense (benefit)	15,013	1,379	18,277	1,398
Loss (income) from discontinued operations, net of tax	240	170	469	312
Net income (loss) attributable to non-controlling interest	381	499	2,117	1,240
Net income (loss) attributable to Masonite	$13,442	$5,580	$(17,610)	$(11,006)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of June 28, 2015, was $476.9 million, compared to a carrying value of $468.2 million, and the estimated fair value of the 2021 Notes as of December 28, 2014, was $524.4 million, compared to a carrying value of $503.8 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income (loss) attributable to Masonite	$13,442	$5,580	$(17,610)	$(11,006)
Income (loss) from discontinued operations, net of tax	(240)	(170)	(469)	(312)
Income (loss) from continuing operations attributable to Masonite	$13,682	$5,750	$(17,141)	$(10,694)

Shares used in computing basic earnings per share	30,244,869	29,511,693	30,151,182	29,350,936
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	1,448,955	1,336,940	—	—
Shares used in computing diluted earnings per share	31,693,824	30,848,633	30,151,182	29,350,936

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.45	$0.20	$(0.57)	$(0.36)
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$0.44	$0.19	$(0.58)	$(0.37)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.43	$0.19	$(0.57)	$(0.36)
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.01)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$0.42	$0.18	$(0.58)	$(0.37)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	—	2,500,001	2,500,001
Stock appreciation rights	—	—	420,137	733,722
Restricted stock units	—	—	415,113	512,012

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the six months ended June 28, 2015, and June 29, 2014, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Accumulated foreign exchange gains (losses), beginning of period	$(91,928)	$(15,811)	$(57,473)	$(8,797)
Foreign exchange gain (loss)	9,204	7,354	(25,936)	(131)
Income tax benefit (expense) on foreign exchange gain (loss)	—	(619)	—	(619)
Less: foreign exchange gain (loss) attributable to non-controlling interest	115	363	(570)	(108)
Accumulated foreign exchange gains (losses), end of period	(82,839)	(9,439)	(82,839)	(9,439)

Accumulated amortization of actuarial net losses, beginning of period	2,023	1,890	1,890	1,890
Amortization of actuarial net losses	220	—	440	—
Income tax benefit (expense) on amortization of actuarial net losses	(87)	—	(174)	—
Accumulated amortization of actuarial net losses, end of period	2,156	1,890	2,156	1,890

Accumulated pension and other post-retirement adjustments	(20,676)	(12,694)	(20,676)	(12,694)

Accumulated other comprehensive income (loss)	$(101,359)	$(20,243)	$(101,359)	$(20,243)

Other comprehensive income (loss), net of tax:	$9,337	$6,735	$(25,670)	$(750)
Less: other comprehensive income (loss) attributable to non-controlling interest	115	363	(570)	(108)
Other comprehensive income (loss) attributable to Masonite	$9,222	$6,372	$(25,100)	$(642)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of June 28, 2015, and December 28, 2014, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	June 28, 2015	December 28, 2014
Current assets	$12,341	$8,346
Property, plant and equipment, net	16,695	17,788
Long-term deferred income taxes	11,086	12,321
Other assets, net	1,923	2,234
Current liabilities	(2,224)	(2,496)
Other long-term liabilities	(4,155)	(4,479)
Non-controlling interest	(6,375)	(7,785)
Net assets of the VIE consolidated by Masonite	$29,291	$25,929

Current assets include $5.6 million and $3.1 million of cash and cash equivalents as of June 28, 2015, and December 28, 2014, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

18. Subsequent Events

We have evaluated events and transactions occurring subsequent to June 28, 2015, through the date the financial statements were issued.

On August 5, 2015, we completed the acquisition of National Hickman (“Hickman”), a leading supplier of doorkits (similar to fully finished prehung door units) and other millwork in the United Kingdom. We acquired 100% of the equity interests in Hickman for consideration of approximately $82 million, net of cash acquired. Hickman is based in Wolverhampton, England, and Glenrothes, Scotland, and their leadership in providing doorkit solutions to the homebuilder market in the UK is a natural extension of our UK business. Hickman’s deployment of automation and product line leadership complements the strategies we are pursuing with our business. Due to the timing of the completion of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

On July 31, 2015, we completed the sale of all of the capital stock of Premdor, S.A.S. ("Premdor"), Masonite’s French door business, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite's French door manufacturing and distribution business, which had net sales of $127.5 million for the year ended December 28, 2014, and over 680 employees, for nominal consideration. Masonite will continue to sell door facings to Premdor and will provide certain transition services to the business after the closing.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 23, 2015, we completed the acquisition of Performance Doorset Solutions (“PDS”), a leading supplier of custom doors and millwork in the United Kingdom that specializes in non-standard product specifications, manufacturing both wood and composite solutions. We acquired 100% of the equity interests in PDS for consideration of approximately $15 million, net of cash acquired. PDS is based in Lancashire, UK, and is a producer of high quality niche product lines that complement our existing UK business. Due to the timing of the completion of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended June 28, 2015, and June 29, 2014. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the six months ended June 28, 2015, sales of interior and exterior products accounted for 72.1% and 27.9% of net sales, respectively.
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
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the six months ended June 28, 2015, we generated net sales of $712.2 million or 78.2%, $174.8 million or 19.2% and $23.9 million or 2.6% in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

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
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function, the rationalization of certain of our European facilities and related headcount reductions. The 2015 Plan was implemented in

MASONITE INTERNATIONAL CORPORATION

response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are expected to be completed by the first quarter of 2016. As of June 28, 2015, we expect to incur approximately $1 million of future charges relating to the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $5 million.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of June 28, 2015, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan. The 2014 Plan is estimated to increase our annual earnings and cash flows by approximately $4 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the six months ended June 28, 2015, and June 29, 2014, approximately 39% and 42% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Losses from currency translation adjustments during the six months ended June 28, 2015, were $25.9 million, which were primarily driven by the weakening of the Canadian Dollar and the Euro against the U.S. Dollar.
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

MASONITE INTERNATIONAL CORPORATION

Acquisitions and Disposition
We are pursuing a strategic initiative of optimizing our global business portfolio. As part of this strategy, in the last several years we have pursued strategic acquisitions targeting companies with differentiated businesses, strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. We also continuously analyze our operations to determine which businesses, geographies and products create the most value for our customers and acceptable returns for our shareholders.
Acquisitions

•
Hickman: On August 5, 2015, we completed the acquisition of National Hickman (“Hickman”), a leading supplier of doorkits (similar to fully finished prehung door units) and other millwork in the United Kingdom. We acquired 100% of the equity interests in Hickman for consideration of approximately $82 million, net of cash acquired. Hickman is based in Wolverhampton, England, and Glenrothes, Scotland, and their leadership in providing doorkit solutions to the homebuilder market in the UK is a natural extension of our UK business. Hickman’s deployment of automation and product line leadership complements the strategies we are pursuing with our business.

•
PDS: On July 23, 2015, we completed the acquisition of Performance Doorset Solutions (“PDS”), a leading supplier of custom doors and millwork in the United Kingdom that specializes in non-standard product specifications, manufacturing both wood and composite solutions. We acquired 100% of the equity interests in PDS for consideration of approximately $15 million, net of cash acquired. PDS is based in Lancashire, UK, and is a producer of high quality niche product lines that complement our existing UK business.

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

Disposition

•
France: On July 31, 2015, we completed the sale of all of the capital stock of Premdor, S.A.S. ("Premdor"), Masonite’s French door business, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite's French door manufacturing and distribution business, which had net sales of $127.5 million for the year ended December 28, 2014, and over 680 employees, for nominal consideration. Masonite will continue to sell door facings to Premdor and will provide certain transition services to the business after the closing.

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

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net relates primarily to our consolidated senior unsecured indebtedness. Subsequent to March 23, 2015, interest expense, net relates to our $475.0 million aggregate principal amount of 5.625% senior unsecured notes due March 15, 2023. Prior to March 23, 2015, interest expense related to our $500.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being amortized to interest expense over their respective terms. Certain issuances of our 8.25% senior unsecured notes due 2021 resulted in premiums that were amortized to interest expense over their respective terms. Unamortized premiums and unamortized transaction issuance costs relating to the notes redeemed were written off upon redemption. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized debt issuance costs.

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

MASONITE INTERNATIONAL CORPORATION

Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Our segment information that follows contains a discussion surrounding "Adjusted EBITDA," a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Beginning in the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. The revision to this definition had no impact on our reported Adjusted EBITDA for the three months ended June 28, 2015, or the three and six months ended June 29, 2014. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$476,428	$490,176	$910,893	$912,636
Cost of goods sold	381,394	411,569	742,550	781,043
Gross profit	95,034	78,607	168,343	131,593
Gross profit as a % of net sales	19.9%	16.0%	18.5%	14.4%
Selling, general and administration expenses	58,818	58,519	116,979	116,294
Selling, general and administration expenses as a % of net sales	12.3%	11.9%	12.8%	12.7%
Restructuring costs	988	560	3,344	1,281
Operating income (loss)	35,228	19,528	48,020	14,018
Interest expense (income), net	6,787	10,594	18,540	20,587
Loss on extinguishment of debt	—	—	28,046	—
Other expense (income), net	(635)	1,306	(1,819)	1,487
Income (loss) from continuing operations before income tax expense (benefit)	29,076	7,628	3,253	(8,056)
Income tax expense (benefit)	15,013	1,379	18,277	1,398
Income (loss) from continuing operations	14,063	6,249	(15,024)	(9,454)
Income (loss) from discontinued operations, net of tax	(240)	(170)	(469)	(312)
Net income (loss)	13,823	6,079	(15,493)	(9,766)
Less: net income (loss) attributable to non-controlling interest	381	499	2,117	1,240
Net income (loss) attributable to Masonite	$13,442	$5,580	$(17,610)	$(11,006)
Three Months Ended June 28, 2015, Compared with Three Months Ended June 29, 2014
Net Sales
Net sales in the three months ended June 28, 2015, were $476.4 million, a decrease of $13.8 million or 2.8% from $490.2 million in the three months ended June 29, 2014. Net sales in the second quarter of 2015 were negatively impacted by $25.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $11.9 million or 2.4% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in in the second quarter of 2015 by $24.5 million or 5.0% compared to the 2014 period. Partially offsetting this increase were lower unit volumes in the second quarter of 2015, which decreased net sales by $10.3 million or 2.1% compared to the 2014 period, and lower net sales of other products to external customers, which decreased net sales by $2.3 million in the second quarter of 2015 compared to the 2014 period.
The proportion of net sales from interior and exterior products in the three months ended June 28, 2015, was 71.3% and 28.7%, respectively, compared to 69.3% and 30.7% in the three months ended June 29, 2014. The increased proportion of net sales of our interior products was primarily driven by increased average unit prices in North America that impacted interior products at a higher rate than exterior products and an overall reduction in the volume of exterior products sold in North America.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	June 28, 2015	June 29, 2014
North America	$376,336	$372,875
North America intersegment	(92)	(190)
North America net sales to external customers	$376,244	$372,685
Percentage of net sales	79.0%	76.0%

Europe, Asia and Latin America	$94,246	$110,715
Europe, Asia and Latin America intersegment	(6,703)	(7,195)
Europe, Asia and Latin America net sales to external customers	$87,543	$103,520
Percentage of net sales	18.3%	21.1%

Africa	$12,641	$13,971
Africa intersegment	—	—
Africa net sales to external customers	$12,641	$13,971
Percentage of net sales	2.7%	2.9%

Net sales to external customers	$476,428	$490,176

North America
Net sales to external customers from facilities in the North America segment in the three months ended June 28, 2015, were $376.2 million, an increase of $3.5 million or 0.9% from $372.7 million in the three months ended June 29, 2014. Net sales in 2015 were negatively impacted by $11.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $14.6 million or 3.9% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the second quarter of 2015 by $19.5 million or 5.2% compared to the 2014 period. Partially offsetting this increase were lower unit volumes in the second quarter of 2015, which decreased net sales by $4.7 million or 1.3%, and net sales of other products to external customers, which were $0.2 million or 0.1% lower in the second quarter of 2015 compared to the 2014 period.
The proportion of net sales from interior and exterior products in the three months ended June 28, 2015, was 68.9% and 31.1%, respectively, compared to 65.6% and 34.4% in the three months ended June 29, 2014. The increased proportion of net sales of our interior products was primarily driven by increased average unit prices in the second quarter of 2015 compared to the 2014 period that impacted interior products at a higher rate than exterior products and an overall reduction in the volume of exterior products sold.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended June 28, 2015, were $87.5 million, a decrease of $16.0 million or 15.5% from $103.5 million in the three months ended June 29, 2014. Net sales in the second quarter of 2015 were negatively impacted by $12.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $3.2 million or 3.1% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the second quarter of 2015 by $4.4 million or 4.3% compared to the 2014 period. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $5.5 million or 5.3%, and net sales of other products to external customers, which were $2.1 million or 2.0% lower in the second quarter of 2015 compared to the 2014 period.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the three months ended June 28, 2015, was 77.4% and 22.6%, respectively, compared to 78.5% and 21.5% in the three months ended June 29, 2014. The decreased proportion of net sales of our interior products was primarily driven by a reduction in volume in France, which impacted interior sales at a higher rate than exterior sales.
Africa
Net sales to external customers from facilities in the Africa segment in the three months ended June 28, 2015, were $12.6 million, a decrease of $1.4 million or 10.0% from $14.0 million in the three months ended June 29, 2014. Net sales in the second quarter of 2015 were negatively impacted by $1.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $0.5 million or 3.6% due to changes in unit volume and average unit price. Changes in average unit price in the second quarter of 2015 increased net sales by $0.6 million or 4.3% compared to the 2014 period. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $0.1 million.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 80.1% and 84.0% for the three months ended June 28, 2015, and June 29, 2014, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales. Material cost of sales, direct labor, and distribution as a percentage of net sales in 2015 decreased by 3.0%, 0.7%, and 0.6%, respectively and overhead as a percentage of net sales increased by 0.4% over the 2014 period. Depreciation as a percentage of net sales was flat.
Selling, General and Administration Expenses
In the three months ended June 28, 2015, selling, general and administration expenses, as a percentage of net sales, were 12.3% compared to 11.9% in the three months ended June 29, 2014, an increase of 40 basis points.
Selling, general and administration expenses in the three months ended June 28, 2015, were $58.8 million, an increase of $0.3 million from $58.5 million in the three months ended June 29, 2014. The increase was driven by a $4.7 million increase in personnel costs, $0.2 million of incremental selling, general and administration expenses incurred in 2015 in connection with the operations of Harring Doors and other increases of $0.5 million. This increase was partially offset by favorable foreign exchange impacts of $2.2 million, incremental comparative benefit from the 2014 deconsolidation of Israel of $1.7 million and the receipt of $1.2 million of business interruption insurance proceeds in Africa as partial settlement. The increased personnel costs were driven by a combination of wage inflation, investments in personnel and an increase in the bonus accrual compared to the prior year.

Restructuring Costs
Restructuring costs in the three months ended June 28, 2015, were $1.0 million, compared to $0.6 million in the three months ended June 29, 2014. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan. Costs incurred in 2014 were related primarily to the 2013 Restructuring Plan.
Interest Expense, Net
Interest expense, net, in the three months ended June 28, 2015, was $6.8 million, compared to $10.6 million in the three months ended June 29, 2014. This decease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
Other Expense (Income), Net
Other expense (income), net, in the three months ended June 28, 2015, was $(0.6) million, compared to $1.3 million in the three months ended June 29, 2014. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Our income tax expense in the three months ended June 28, 2015, increased by $13.6 million compared to the three months ended June 29, 2014. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax expenses of $3.2 million in the three months ended June 28, 2015, compared to $2.5 million of income tax benefits recorded in the three months ended June 29, 2014, resulting primarily from recording a valuation allowance on $2.5 million of deferred tax assets. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$48,146	$11,359	$(448)	$59,057
Percentage of segment net sales	12.8%	13.0%	(3.5)%	12.4%

	Three Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$39,685	$5,028	$(663)	$44,050
Percentage of segment net sales	10.6%	4.9%	(4.7)%	9.0%

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$48,146	$11,359	$(448)	$59,057
Less (plus):
Depreciation	10,501	3,175	734	14,410
Amortization	4,053	910	12	4,975
Share based compensation expense	3,106	—	—	3,106
Loss (gain) on disposal of property, plant and equipment	308	5	37	350
Restructuring costs	521	467	—	988
Interest expense (income), net	13,724	(6,998)	61	6,787
Other expense (income), net	(451)	(184)	—	(635)
Income tax expense (benefit)	14,164	1,222	(373)	15,013
Loss (income) from discontinued operations, net of tax	88	152	—	240
Net income (loss) attributable to non-controlling interest	381	—	—	381
Net income (loss) attributable to Masonite	$1,751	$12,610	$(919)	$13,442

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$39,685	$5,028	$(663)	$44,050
Less (plus):
Depreciation	9,549	4,083	904	14,536
Amortization	3,800	1,793	—	5,593
Share based compensation expense	2,797	—	—	2,797
Loss (gain) on disposal of property, plant and equipment	750	286	—	1,036
Restructuring costs	370	184	6	560
Interest expense (income), net	17,651	(7,089)	32	10,594
Other expense (income), net	(17)	1,323	—	1,306
Income tax expense (benefit)	1,647	(124)	(144)	1,379
Loss (income) from discontinued operations, net of tax	170	—	—	170
Net income (loss) attributable to non-controlling interest	499	—	—	499
Net income (loss) attributable to Masonite	$2,469	$4,572	$(1,461)	$5,580
Adjusted EBITDA in our North America segment increased $8.4 million, or 21.2%, to $48.1 million in the three months ended June 28, 2015, from $39.7 million in the three months ended June 29, 2014. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $15.7 million and $12.6 million in the second quarter of 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment increased $6.4 million, or 128.0%, to $11.4 million in the three months ended June 28, 2015, from $5.0 million in the three months ended June 29, 2014. Adjusted EBITDA in the Europe, Asia and Latin America segment included an incremental comparative benefit from the 2014 deconsolidation of Israel of $2.6 million. Adjusted EBITDA in the Europe, Asia and Latin America segment also included corporate allocations of shared costs of $0.4 million and $0.6 million in the second quarter of 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment increased $0.3 million to $(0.4) million in the three months ended June 28, 2015, from $(0.7) million in the three months ended June 29, 2014. Adjusted EBITDA in the Africa segment included $1.2 million of proceeds from business interruption insurance as partial settlement related to the 2014 explosion at the Estcourt Mill in South Africa. Adjusted EBITDA in the Africa segment also included corporate allocations of shared costs of $0.9 million and $0.7 million in second quarter of 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

MASONITE INTERNATIONAL CORPORATION

Six Months Ended June 28, 2015, Compared with Six Months Ended June 29, 2014
Net Sales
Net sales in the six months ended June 28, 2015, were $910.9 million, a decrease of $1.7 million or 0.2% from $912.6 million in the six months ended June 29, 2014. Net sales in 2015 were negatively impacted by $46.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $44.8 million or 4.9% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $48.5 million or 5.3% compared to 2014. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $1.2 million or 0.1% compared to 2014 and net sales of other products to external customers were $2.5 million lower in 2015 compared to 2014.
The proportion of net sales from interior and exterior products in the six months ended June 28, 2015, was 72.1% and 27.9%, respectively, compared to 71.4% and 28.6% in the six months ended June 29, 2014.
Net Sales and Percentage of Net Sales by Principal Geographic Region

	Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014
North America	$712,624	$687,642
North America intersegment	(424)	(516)
North America net sales to external customers	$712,200	$687,126
Percentage of net sales	78.2%	75.3%

Europe, Asia and Latin America	$187,262	$211,279
Europe, Asia and Latin America intersegment	(12,490)	(13,132)
Europe, Asia and Latin America net sales to external customers	$174,772	$198,147
Percentage of net sales	19.2%	21.7%

Africa	$23,921	$27,363
Africa intersegment	—	—
Africa net sales to external customers	$23,921	$27,363
Percentage of net sales	2.6%	3.0%

Net sales to external customers	$910,893	$912,636

North America

Net sales to external customers from facilities in the North America segment in the six months ended June 28, 2015, were $712.2 million, an increase of $25.1 million or 3.7% from $687.1 million in the six months ended June 29, 2014. Net sales in 2015 were negatively impacted by $20.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $45.1 million or 6.6% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $38.0 million or 5.5% compared to 2014. Also contributing to this increase were higher unit volumes in 2015, which increased net sales by $6.8 million or 1.0%, and net sales of other products to external customers, which were $0.3 million higher in 2015 compared to 2014.

The proportion of net sales from interior and exterior products in the six months ended June 28, 2015, was 69.8% and 30.2%, respectively, compared to 67.5% and 32.5% in the six months ended June 29, 2014. The increased proportion of net sales of our interior products was primarily driven by increased average unit prices in 2015 compared to 2014 that impacted interior products at a higher rate than exterior products.

MASONITE INTERNATIONAL CORPORATION

Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the six months ended June 28, 2015, were $174.8 million, a decrease of $23.3 million or 11.8% from $198.1 million in the six months ended June 29, 2014. Net sales in 2015 were negatively impacted by $23.7 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $0.4 million or 0.2% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $10.4 million or 5.2% compared to 2014. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $7.2 million or 3.6%, and net sales of other products to external customers, which were $2.8 million or 1.4% lower in 2015 compared to 2014.
The proportion of net sales from interior and exterior products for the six months ended June 28, 2015, was 77.7% and 22.3%, respectively, compared to 81.1% and 18.9% in the six months ended June 29, 2014. The increased proportion of net sales of our exterior products was primarily driven by a reduction in volume in France, which impacted interior sales at a higher rate than exterior sales and incremental sales from the acquisition of Door-Stop, which only produces exterior products.
Africa
Net sales to external customers from facilities in the Africa segment in the six months ended June 28, 2015, were $23.9 million, a decrease of $3.5 million or 12.8% from $27.4 million in the six months ended June 29, 2014. Net sales in 2015 were negatively impacted by $2.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $0.7 million or 2.6% due to changes in unit volume and average unit price. Net sales decreased by $0.8 million or 2.9% due to lower unit volumes, which was partially offset by a $0.1 million increase due to changes in average unit price in 2015 compared to 2014.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 81.5% and 85.6% for the six months ended June 28, 2015, and June 29, 2014, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales. Material cost of sales, direct labor, overhead, depreciation, and distribution as a percentage of net sales in 2015 decreased 2.6%, 0.6%, 0.2%, 0.2% and 0.5%, respectively, over the 2014 period.
Selling, General and Administration Expenses
In the six months ended June 28, 2015, selling, general and administration expenses, as a percentage of net sales, were 12.8% compared to 12.7% in the six months ended June 29, 2014, an increase of 10 basis points.
Selling, general and administration expenses in the six months ended June 28, 2015, were $117.0 million, an increase of $0.7 million from $116.3 million in the six months ended June 29, 2014. The increase was driven by a $7.0 million increase in personnel costs, $1.6 million of incremental selling, general and administration expenses incurred in 2015 in connection with the operations of our 2014 acquisitions, an increase of depreciation and amortization of $1.0 million, increased advertising costs of $0.5 million, an increase in stock compensation expense of $0.4 million and other increases of $1.3 million. These increases were partially offset by favorable foreign exchange impacts of $4.4 million, incremental comparative benefit from the 2014 deconsolidation of Israel of $3.7 million, a reduction in losses on disposal of property, plant and equipment of $1.8 million and the receipt of $1.2 million of business interruption insurance proceeds in Africa as partial settlement. The increased personnel costs were driven by a combination of wage inflation, investments in personnel and an increase in the bonus accrual compared to the prior year.

Restructuring Costs
Restructuring costs in the six months ended June 28, 2015, were $3.3 million, compared to $1.3 million in the six months ended June 29, 2014. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan. Costs incurred in 2014 were related primarily to the 2013 Restructuring Plan.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the six months ended June 28, 2015, was $18.5 million, compared to $20.6 million in the six months ended June 29, 2014. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $28.0 million in the six months ended June 28, 2015. This charge represents the difference between the redemption price of our senior unsecured notes due 2021 of $531.7 million and the net carrying amount of such notes of $503.7 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $31.7 million and the net carrying amount included unamortized premiums of $11.5 million, partially offset by unamortized debt issuance costs of $7.8 million.

Other Expense (Income), Net
Other expense (income), net, in the six months ended June 28, 2015, was $(1.8) million, compared to $1.5 million in the six months ended June 29, 2014. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the six months ended June 28, 2015, increased by $16.9 million compared to the six months ended June 29, 2014. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax expenses of $3.2 million in the six months ended June 28, 2015, compared to $2.8 million of income tax benefits recorded in the six months ended June 29, 2014, resulting primarily from recording a valuation allowance on $2.5 million of deferred tax assets. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Six Months Ended June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$77,784	$20,130	$(1,069)	$96,845
Percentage of segment net sales	10.9%	11.5%	(4.5)%	10.6%

	Six Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$55,688	$8,062	$18	$63,768
Percentage of segment net sales	8.1%	4.1%	0.1%	7.0%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Six Months Ended June 28, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$77,784	$20,130	$(1,069)	$96,845
Less (plus):
Depreciation	21,815	6,419	1,482	29,716
Amortization	8,158	1,828	—	9,986
Share based compensation expense	5,485	—	—	5,485
Loss (gain) on disposal of property, plant and equipment	555	19	(280)	294
Restructuring costs	1,149	2,195	—	3,344
Interest expense (income), net	32,229	(13,789)	100	18,540
Loss on extinguishment of debt	28,046	—	—	28,046
Other expense (income), net	(645)	(1,174)	—	(1,819)
Income tax expense (benefit)	16,342	2,632	(697)	18,277
Loss (income) from discontinued operations, net of tax	317	152	—	469
Net income (loss) attributable to non-controlling interest	2,117	—	—	2,117
Net income (loss) attributable to Masonite	$(37,784)	$21,848	$(1,674)	$(17,610)

	Six Months Ended June 29, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$55,688	$8,062	$18	$63,768
Less (plus):
Depreciation	19,481	8,705	1,796	29,982
Amortization	9,165	2,119	—	11,284
Share based compensation expense	5,080	—	—	5,080
Loss (gain) on disposal of property, plant and equipment	1,524	599	—	2,123
Restructuring costs	402	873	6	1,281
Interest expense (income), net	34,898	(14,391)	80	20,587
Other expense (income), net	(158)	1,645	—	1,487
Income tax expense (benefit)	1,440	211	(253)	1,398
Loss (income) from discontinued operations, net of tax	312	—	—	312
Net income (loss) attributable to non-controlling interest	1,240	—	—	1,240
Net income (loss) attributable to Masonite	$(17,696)	$8,301	$(1,611)	$(11,006)
Adjusted EBITDA in our North America segment increased $22.1 million, or 39.7%, to $77.8 million in the six months ended June 28, 2015, from $55.7 million in the six months ended June 29, 2014. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $28.7 million and $26.1 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment increased $12.0 million, or 148.1%, to $20.1 million in the six months ended June 28, 2015, from $8.1 million in the six months ended June 29, 2014. Adjusted EBITDA in the Europe, Asia and Latin America segment included an incremental comparative benefit from the 2014 deconsolidation of Israel of $4.5 million. Adjusted EBITDA in the Europe, Asia and Latin America segment also included corporate allocations of shared costs of $1.0 million and $1.3 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $1.1 million to $(1.1) million in the six months ended June 28, 2015, from zero in the six months ended June 29, 2014. Adjusted EBITDA in the Africa segment included $1.2 million of proceeds from business interruption insurance as partial settlement related to the 2014 explosion at the Estcourt Mill in South Africa. Adjusted EBITDA in the Africa segment also included corporate allocations of shared costs of $1.7 million and $1.3 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of June 28, 2015, we had $136.3 million of cash and cash equivalents, availability under our ABL Facility of $126.6 million and availability under our AR Sales Programs of $15.4 million.
Cash Flows
Cash flows from Operating Activities
            Cash provided by operating activities was $40.2 million during the six months ended June 28, 2015. This amount is primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $39.7 million, loss on extinguishment of debt of $28.0 million, deferred income tax expense of $14.5 million and share based compensation expense of $5.5 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $13.1 million during the first half of 2015. These inflows were partially offset by our net loss of $15.5 million, pension and post-retirement funding (net of expenses) of $2.8 million, an increase in inventories of $25.6 million, an increase in accounts receivable of $9.3 million, an increase in prepaid expenses of $6.3 million and other operating outflows of $1.1 million. Increases in our net working capital accounts were primarily related to seasonal activity.

Cash provided by operating activities was $25.7 million during the six months ended June 29, 2014. This amount is primarily driven by certain noncash items in net income (loss) including depreciation and amortization of $41.3 million and share based compensation expense of $5.1 million. Additionally, cash inflows were generated by an increase in accounts payable and accrued expenses of $50.9 million primarily due to operational issues encountered during the implementation of a new accounts payable processing system which had temporarily extended payments beyond our normal trade terms. These inflows were partially offset by our net loss of $9.8 million, an increase in accounts receivable of $38.5 million, an increase in inventories of $22.9 million and other operating outflows of $0.4 million.

Cash flows from Investing Activities
Cash used in investing activities was $22.8 million during the six months ended June 28, 2015. The primary uses of cash in investing activities were additions to property, plant and equipment of $17.9 million, a $3.9 million increase in restricted cash and other investing outflows of $1.0 million.

MASONITE INTERNATIONAL CORPORATION

Cash used in investing activities was $71.4 million during the six months ended June 29, 2014. The primary uses of cash in investing activities were cash used in the acquisition of Door-Stop of $50.4 million, additions to property, plant and equipment of $20.0 million and other investing outflows of $1.0 million.
Cash flows from Financing Activities

Cash used in financing activities was $66.1 million during the six months ended June 28, 2015. The primary uses of cash in financing activities were the redemption of the 2021 Notes for the aggregate principal amount of $500.0 million, the applicable premium, as described in the indenture, of $31.7 million, payment of debt issuance costs of $7.2 million, distributions to non-controlling interests of $1.6 million and other financing outflows of $0.6 million. These outflows were partially offset by cash generated by the issuance of the 2023 Notes for the aggregate principal amount of $475.0 million.
Cash provided by financing activities was $134.8 million during the six months ended June 29, 2014. The primary source of cash provided by financing activities was the proceeds from the January 2014 issuance of additional 2021 Notes for $138.7 million. This cash inflow was partially offset by the payment of financing costs relating to these additional 2021 Notes of $1.9 million and other financing outflows of $2.0 million.
Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of June 28, 2015, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash

MASONITE INTERNATIONAL CORPORATION

semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of transaction issuance costs. The transaction costs were capitalized as deferred financing costs (included in other assets) and are being amortized to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with existing cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described in the footnotes to the condensed consolidated financial statements) and to pay related premiums, fees and expenses.

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 28, 2015, we were in compliance with all covenants under the indenture governing the 2023 Notes.

ABL Facility
On April 9, 2015, we and certain of our subsidiaries amended and restated our asset-based revolving credit facility (the "ABL Facility") in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $150.0 million from $125.0 million and extended the final maturity date to April 9, 2020, from May 17, 2016. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain intangible amounts.

Obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

Borrowings under the ABL Facility will bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum.

In addition to paying interest on any outstanding principal under the ABL Facility a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens.

The Amended and Restated Credit Agreement amends the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of June 28, 2015, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

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
Our non-guarantor subsidiaries generated external net sales of $388.6 million and $751.4 million for the three and six months ended June 28, 2015, respectively and $409.8 million and $759.9 million for the three and six months ended June 29, 2014, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $51.6 million and $81.1 million for the three and six months ended June 28, 2015, respectively and $37.5 million and $52.2 million for the three and six months ended June 29, 2014, respectively.
Our non-guarantor subsidiaries had total assets of $1.4 billion as of both June 28, 2015, and December 28, 2014; and total liabilities of $825.7 million and $791.2 million as of June 28, 2015, and December 28, 2014, respectively.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted and retroactive application is required. We have adopted this guidance as of June 28, 2015, and as a result have recast the December 28, 2014, condensed consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets, net, and long-term debt by $8.1 million each, based upon the balance of unamortized debt issuance costs relating to our senior unsecured notes recorded as of December 28, 2014.

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

MASONITE INTERNATIONAL CORPORATION

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017; early application is not permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of June 28, 2015, or December 28, 2014.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of June 28, 2015, or December 28, 2014.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of June 28, 2015, or December 28, 2014, there were no outstanding borrowings under our ABL Facility.

MASONITE INTERNATIONAL CORPORATION

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
(c) Repurchases of Our Equity Securities.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On July 31, 2015, we disposed of all of the capital stock of Premdor, S.A.S. (“Premdor”), Masonite’s French door business, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the “Buyer”). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s French door manufacturing and distribution business, which had net sales of $127.5 million for the year ended December 28, 2014, and over 680 employees, for nominal consideration. Immediately prior to the sale, Masonite contributed to the capital of Premdor $14.3 million of an inter-company loan owed by Premdor to Masonite. The remaining $16.4 million of the inter-company loan was acquired by the Buyer as part of the transaction and is now owed to the Buyer by Premdor. Masonite will continue to sell door facings to Premdor and will provide certain transition services to the business after the closing. In connection with the disposition, Masonite expects to incur a non-cash charge of approximately $36 to $41 million, net of tax, in the third quarter of 2015.

Pro forma financial information giving effect to the disposition is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 6, 2015	By	/s/ Robert E. Lewis
Robert E. Lewis
Senior Vice President, General Counsel and Secretary
(Duly authorized officer and principal financial officer of the Registrant)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1^
Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 18, 2015)

10.2^
Offer Letter to Elias Barrios dated April 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 12, 2015)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Unaudited pro forma condensed consolidated financial statements of Masonite International Corporation giving effect to the sale of Premdor S.A.S.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Denotes management contract or compensatory plan.