Form 10-Q
period 2015-09-27
MASONITE INTERNATIONAL CORP
filed 2015-11-06
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
or
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
The registrant had outstanding 30,383,095 shares of Common Stock, no par value, as of November 2, 2015.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 27, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$475,650	$476,124	$1,386,543	$1,388,760
Cost of goods sold	388,141	409,894	1,130,691	1,190,937
Gross profit	87,509	66,230	255,852	197,823
Selling, general and administration expenses	59,590	53,855	176,569	170,149
Restructuring costs	1,139	9,913	4,483	11,194
Asset impairment	9,439	—	9,439	—
Loss (gain) on disposal of subsidiaries	29,721	—	29,721	—
Operating income (loss)	(12,380)	2,462	35,640	16,480
Interest expense (income), net	7,179	10,447	25,719	31,034
Loss on extinguishment of debt	—	—	28,046	—
Other expense (income), net	(1,720)	(404)	(3,539)	1,083
Income (loss) from continuing operations before income tax expense (benefit)	(17,839)	(7,581)	(14,586)	(15,637)
Income tax expense (benefit)	(2,510)	2,004	15,767	3,402
Income (loss) from continuing operations	(15,329)	(9,585)	(30,353)	(19,039)
Income (loss) from discontinued operations, net of tax	(192)	(124)	(661)	(436)
Net income (loss)	(15,521)	(9,709)	(31,014)	(19,475)
Less: net income (loss) attributable to non-controlling interest	762	258	2,879	1,498
Net income (loss) attributable to Masonite	$(16,283)	$(9,967)	$(33,893)	$(20,973)

Earnings (loss) per common share attributable to Masonite:
Basic	$(0.54)	$(0.34)	$(1.12)	$(0.70)
Diluted	$(0.54)	$(0.34)	$(1.12)	$(0.70)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(0.53)	$(0.34)	$(1.10)	$(0.69)
Diluted	$(0.53)	$(0.34)	$(1.10)	$(0.69)

Comprehensive income (loss):
Net income (loss)	$(15,521)	$(9,709)	$(31,014)	$(19,475)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(21,676)	(23,780)	(47,612)	(23,911)
Amortization of actuarial net losses	220	—	660	—
Income tax benefit (expense) related to other comprehensive income (loss)	(88)	(427)	(262)	(1,046)
Other comprehensive income (loss), net of tax:	(21,544)	(24,207)	(47,214)	(24,957)
Comprehensive income (loss)	(37,065)	(33,916)	(78,228)	(44,432)
Less: comprehensive income (loss) attributable to non-controlling interest	64	(112)	1,611	1,020
Comprehensive income (loss) attributable to Masonite	$(37,129)	$(33,804)	$(79,839)	$(45,452)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	September 27, 2015	December 28, 2014
Current assets:
Cash and cash equivalents	$69,047	$192,037
Restricted cash	12,768	13,187
Accounts receivable, net	265,844	241,721
Inventories, net	239,583	222,732
Prepaid expenses	21,162	21,103
Income taxes receivable	1,938	1,796
Current deferred income taxes	18,573	20,767
Total current assets	628,915	713,343
Property, plant and equipment, net	548,803	576,234
Investment in equity investees	8,383	8,827
Goodwill	118,065	99,199
Intangible assets, net	235,273	203,372
Long-term deferred income taxes	15,621	20,697
Other assets, net	16,839	16,744
Total assets	$1,571,899	$1,638,416

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129,002	$98,199
Accrued expenses	141,177	137,681
Income taxes payable	2,720	1,361
Total current liabilities	272,899	237,241
Long-term debt	468,576	503,785
Long-term deferred income taxes	120,990	107,777
Other liabilities	47,814	54,114
Total liabilities	910,279	902,917
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 30,380,300 and 30,015,321 shares issued and outstanding as of September 27, 2015, and December 28, 2014, respectively.	662,774	657,292
Additional paid-in capital	227,055	225,918
Accumulated deficit	(131,410)	(97,517)
Accumulated other comprehensive income (loss)	(122,205)	(76,259)
Total equity attributable to Masonite	636,214	709,434
Equity attributable to non-controlling interests	25,406	26,065
Total equity	661,620	735,499
Total liabilities and equity	$1,571,899	$1,638,416

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(37,340)		(37,340)	3,222	(34,118)
Other comprehensive income (loss), net of tax					(56,658)	(56,658)	(978)	(57,636)
Dividends to non-controlling interests						—	(5,017)	(5,017)
Share based compensation expense			9,605			9,605		9,605
Common shares issued for delivery of share based awards	650,892	6,996	(6,996)			—		—
Common shares issued for exercise of warrants	279,408	4,100	(3,837)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,160)			(3,160)		(3,160)
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(33,893)		(33,893)	2,879	(31,014)
Other comprehensive income (loss), net of tax					(45,946)	(45,946)	(1,268)	(47,214)
Dividends to non-controlling interests						—	(2,270)	(2,270)
Share based compensation expense			6,975			6,975		6,975
Common shares issued for delivery of share based awards	352,066	4,636	(4,636)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(988)			(988)		(988)
Common shares issued under employee stock purchase plan	12,913	846	(214)			632		632
Balances as of September 27, 2015	30,380,300	$662,774	$227,055	$(131,410)	$(122,205)	$636,214	$25,406	$661,620

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 27, 2015	September 28, 2014
Net income (loss)	$(31,014)	$(19,475)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	661	436
Loss (gain) on disposal of subsidiaries	29,721	—
Non-cash loss on deconsolidation	—	6,174
Loss on extinguishment of debt	28,046	—
Depreciation	44,270	45,824
Amortization	16,244	16,173
Share based compensation expense	6,975	7,335
Deferred income taxes	10,401	642
Unrealized foreign exchange loss (gain)	(2,768)	1,490
Share of loss (income) from equity investees, net of tax	(996)	(839)
Dividend from equity investee	1,440	—
Pension and post-retirement expense (funding), net	(4,565)	(4,853)
Non-cash accruals and interest	1,087	(1,915)
Loss (gain) on sale of property, plant and equipment	585	2,359
Asset impairment	9,439	1,403
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,403)	(32,283)
Inventories	(25,299)	(21,077)
Prepaid expenses	(3,421)	2,255
Accounts payable and accrued expenses	24,559	52,570
Other assets and liabilities	(3,538)	20
Net cash flow provided by (used in) operating activities	93,424	56,239
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	395	6,751
Additions to property, plant and equipment	(31,146)	(35,174)
Cash used in acquisitions, net of cash acquired	(103,700)	(50,355)
Cash disposed of in sale of subsidiaries, net of proceeds	(7,538)	(1,187)
Restricted cash	406	522
Other investing activities	(918)	(2,607)
Net cash flow provided by (used in) investing activities	(142,501)	(82,050)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	475,000	138,688
Repayments of long-term debt	(500,000)	—
Payments of long-term debt extinguishment costs	(31,691)	—
Payment of financing costs	(7,198)	(1,925)
Proceeds from borrowings on revolving credit facilities	15,000	—
Repayments of borrowings on revolving credit facilities	(11,000)	—
Minimum tax withholding on share based awards	(988)	(1,471)
Distributions to non-controlling interests	(2,270)	(1,706)
Proceeds from exercise of common stock warrants	—	263
Net cash flow provided by (used in) financing activities	(63,147)	133,849
Net foreign currency translation adjustment on cash	(10,766)	(6,157)
Increase (decrease) in cash and cash equivalents	(122,990)	101,881
Cash and cash equivalents, beginning of period	192,037	100,873
Cash and cash equivalents, at end of period	$69,047	$202,754

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 63 manufacturing locations in 9 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.

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
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted and retroactive application is required. We have adopted this guidance as of June 28, 2015, and as a result have recast the December 28, 2014, condensed consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets, net, and long-term debt by $8.1 million each, based upon the balance of unamortized debt issuance costs relating to our senior unsecured notes recorded as of December 28, 2014.

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
Other Recent Accounting Pronouncements not yet Adopted

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which amends ASC 805, “Business Combinations.” This ASU eliminates the requirement to retrospectively account for measurement-period adjustments and instead recognize such adjustments in the reporting period in which the adjustments are determined. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which amends ASC 330, “Inventory.” This ASU requires the measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the presentation of our financial statements.

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU provides a practical expedient option to entities that have defined benefit plans and have a fiscal year end that does not coincide with a calendar month end. This ASU allows an entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year end. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard is not expected to have an impact on the presentation of our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amended ASC 810, “Consolidation.” This ASU modifies the evaluation of whether limited partnerships are variable interest entities (“VIEs”) and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard is not expected to have an impact on the presentation of our financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017; early application is permitted only as of annual and interim reporting periods beginning after December 15, 2016. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.
2. Acquisitions and Disposition

2015 Acquisitions

On August 5, 2015, we completed the acquisition of Hickman Industries Limited (“Hickman”), headquartered in Wolverhampton, England, for total consideration of $88.0 million, net of cash acquired. We acquired 100% of the equity interests in Hickman through the purchase of all of the outstanding shares of common stock at the acquisition date. Hickman is a leading supplier of doorkits (similar to fully finished prehung door units) and other millwork in the United Kingdom and their business of providing doorkit solutions to the homebuilder market in the United Kingdom is a natural extension of our existing business in the United Kingdom. The excess purchase price over the fair value of net assets acquired of $18.2 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing United Kingdom business. This goodwill is not deductible for tax purposes and relates to the Europe, Asia and Latin America segment. The Hickman acquisition complements strategies we are pursuing with our existing United Kingdom business.

On July 23, 2015, we completed the acquisition of Performance Doorset Solutions Limited (“PDS”), headquartered in Lancashire, England, for total consideration of $15.7 million, net of cash acquired. We acquired 100% of the equity interests in PDS through the purchase of all of the outstanding shares of common stock at the acquisition date. PDS is a leading supplier of custom doors and millwork in the United Kingdom that specializes in non-standard product specifications, manufacturing both wood and composite solutions. The excess purchase price over the fair value of net assets acquired of $3.1 million was allocated to goodwill. The goodwill principally represents the future expected value of the operations of the business. This goodwill is not deductible for tax purposes and relates to the Europe, Asia and Latin America segment. The PDS acquisition complements our existing United Kingdom business.

The aggregate consideration paid for acquisitions during 2015 was as follows:

(In thousands)	Hickman Acquisition	PDS Acquisition	Total 2015 Acquisitions
Accounts Receivable	$20,870	$3,000	$23,870
Inventory	11,090	1,438	12,528
Property, plant and equipment	14,057	5,684	19,741
Goodwill	18,215	3,145	21,360
Intangible assets	55,634	6,437	62,071
Accounts payable and accrued expenses	(23,972)	(2,218)	(26,190)
Other assets and liabilities, net	(7,918)	(1,762)	(9,680)
Cash consideration, net of cash acquired	$87,976	$15,724	$103,700

The fair values of tangible assets acquired and liabilities assumed from the 2015 acquisitions were based upon preliminary calculations and valuations and the estimates and assumptions for the acquisition are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary estimates which are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including goodwill. The fair values of intangible assets acquired are based on management’s estimates and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from the 2015 acquisitions consist of customer relationships and are being amortized over the weighted average amortization period of 9.6 years and 9.7 years for the Hickman and PDS acquisitions, respectively. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $21.0 million and $2.6 million for the Hickman and PDS acquisitions, respectively.

The following schedule represents the amount of net sales and net income (loss) attributable to Masonite from the 2015 acquisitions which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date.

	Three and Nine Months Ended September 27, 2015
(In thousands)	Hickman	PDS	Total 2015 Acquisitions
Net sales	$18,662	$2,786	$21,448
Net income (loss) attributable to Masonite	(301)	(17)	(318)

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

On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of $50.4 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The excess purchase price over the fair value of net tangible and intangible assets acquired of $20.4 million was allocated to goodwill. The goodwill principally represents the future expected value of the operations of the business. This goodwill is not deductible for tax purposes and relates to the Europe, Asia and Latin America segment. The Door-Stop acquisition complements our existing door business in the United Kingdom.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

years. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $1.2 million and $2.8 million for the Harring and Door-Stop acquisitions, respectively.

The following schedule represents the amount of net sales and net income (loss) attributable to Masonite from the Door-Stop acquisition which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date. Amounts of revenue and earnings included in the condensed consolidated statements of comprehensive income (loss) for Harring were not material for the three and nine months ended September 27, 2015.

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$13,680	$11,883	$38,743	$28,757
Net income (loss) attributable to Masonite	1,413	639	4,077	2,079

Pro Forma Information

The following unaudited pro forma financial information represents the condensed consolidated financial information as if the acquisitions had been included in our condensed consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. Pro forma information relating to the Harring acquisition has been excluded as it is not materially different from amounts reported. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to the respective acquisitions, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

	Three Months Ended September 27, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to Hickman	Pro Forma
Net sales	$475,650	$10,924	$(1,186)	$485,388
Net income (loss) attributable to Masonite	(16,283)	995	(187)	(15,475)

Basic earnings (loss) per common share	$(0.54)			$(0.51)
Diluted earnings (loss) per common share	$(0.54)			$(0.51)

	Nine Months Ended September 27, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to Hickman	Pro Forma
Net sales	$1,386,543	$75,361	$(8,704)	$1,453,200
Net income (loss) attributable to Masonite	(33,893)	3,224	(1,495)	(32,164)

Basic earnings (loss) per common share	$(1.12)			$(1.06)
Diluted earnings (loss) per common share	$(1.12)			$(1.06)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 28, 2014
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to Hickman	Pro Forma
Net sales	$476,124	$34,294	$(3,620)	$506,798
Net income (loss) attributable to Masonite	(9,967)	627	(537)	(9,877)

Basic earnings (loss) per common share	$(0.34)			$(0.33)
Diluted earnings (loss) per common share	$(0.34)			$(0.33)

	Nine Months Ended September 28, 2014
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to Hickman	Door-Stop	Pro Forma
Net sales	$1,388,760	$95,122	$(10,232)	$6,659	$1,480,309
Net income (loss) attributable to Masonite	(20,973)	852	(1,392)	624	(20,889)

Basic earnings (loss) per common share	$(0.70)				$(0.71)
Diluted earnings (loss) per common share	$(0.70)				$(0.71)

Disposition

On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the “Buyer”). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. The disposition of this business resulted in a non-cash loss on deconsolidation of $29.7 million, which was recognized during the third quarter of 2015 in the Europe, Asia and Latin America segment. The loss on deconsolidation is comprised of the carrying value of the net assets disposed of $25.3 million and the recognition of $4.4 million of cumulative translation adjustment into net income. Additionally, the sale of Premdor S.A.S. was determined to be a triggering event requiring a test of the indefinite-lived intangible trade name assets of the Europe, Asia and Latin America segment, resulting in an impairment charge of $9.4 million. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method. These charges were partially offset by income tax benefits of $3.2 million.

Premdor S.A.S. generated $0.8 million and $4.0 million of losses from continuing operations before income tax expense (benefit) during the three and nine months ended September 27, 2015, respectively, and $2.4 million and $5.2 million for the three and nine months ended September 28, 2014, respectively. All Premdor S.A.S. figures exclude amounts recognized for loss on deconsolidation or asset impairment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 28, 2014	$79,818	$19,381	$99,199
Goodwill from 2015 acquisitions	—	21,360	21,360
Foreign exchange fluctuations	(125)	(2,369)	(2,494)
September 27, 2015	$79,693	$38,372	$118,065

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	September 27, 2015
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(42,999)	$(4,137)	$108,791
Patents	29,171	(16,567)	(752)	11,852
Software	29,541	(22,201)	(153)	7,187
Other	12,280	(7,461)	(1,515)	3,304
	226,919	(89,228)	(6,557)	131,134
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(7,399)	104,139
Total intangible assets	$338,457	$(89,228)	$(13,956)	$235,273

	December 28, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(33,181)	$(2,360)	$71,840
Patents	28,630	(14,696)	(308)	13,626
Software	28,832	(19,322)	63	9,573
Other	9,457	(6,810)	(1,426)	1,221
	174,300	(74,009)	(4,031)	96,260
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(3,941)	107,112
Total intangible assets	$285,353	$(74,009)	$(7,972)	$203,372

Amortization of intangible assets was $5.8 million and $15.2 million for the three and nine months ended September 27, 2015, respectively, and was $5.0 million and $14.7 million for the three and nine months ended September 28, 2014, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives as of September 27, 2015, is as follows:

(In thousands)
Fiscal year:
2015 (remaining three months)	$6,916
2016	24,465
2017	21,621
2018	17,336
2019	15,977

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 48.0% and 48.8% of total accounts receivable as of September 27, 2015, and December 28, 2014, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of September 27, 2015, and December 28, 2014. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either September 27, 2015, or December 28, 2014. The allowance for doubtful accounts balance was $2.4 million and $2.6 million as of September 27, 2015, and December 28, 2014, respectively.

We maintain accounts receivable sales programs with third parties (the "AR Sales Programs"). Under the AR Sales Programs, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to third parties who assume the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under these programs are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Programs are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Programs were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	September 27, 2015	December 28, 2014
Raw materials	$163,457	$159,763
Finished goods	82,531	69,517
Provision for obsolete or aged inventory	(6,405)	(6,548)
Inventories, net	$239,583	$222,732

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	September 27, 2015	December 28, 2014
Land	$41,825	$44,971
Buildings	164,378	170,344
Machinery and equipment	550,025	530,599
Property, plant and equipment, gross	756,228	745,914
Accumulated depreciation	(207,425)	(169,680)
Property, plant and equipment, net	$548,803	$576,234

Total depreciation expense was $14.6 million and $44.3 million in the three and nine months ended September 27, 2015, respectively, and $15.8 million and $45.8 million in the three and nine months ended September 28, 2014, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We are insured against property loss and business interruption, and we recognized final payments of $1.2 million and $2.4 million in business interruption insurance proceeds during the three and nine months ended September 27, 2015, respectively. These proceeds were recorded as a reduction to selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	September 27, 2015	December 28, 2014
5.625% senior unsecured notes due 2023	$475,000	$—
Debt issuance costs for 2023 Notes	(6,424)	—
8.25% senior unsecured notes due 2021	—	500,000
Unamortized premium on 2021 Notes	—	11,920
Debt issuance costs for 2021 Notes	—	(8,135)
Total long-term debt	$468,576	$503,785

Interest expense related to our consolidated indebtedness under senior unsecured notes was $6.9 million and $24.7 million for the three and nine months ended September 27, 2015, respectively, and $9.8 million and $29.4 million for the three and nine months ended September 28, 2014, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 27, 2015, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum.

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

The Amended and Restated Credit Agreement amends the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of September 27, 2015, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility.

During August 2015, we borrowed $15.0 million under the ABL Facility to partially finance the Hickman acquisition. As of September 27, 2015, the outstanding balance was $4.0 million and there was no amount outstanding as of December 28, 2014. Outstanding borrowings under the ABL Facility are included in accrued expenses on the condensed consolidated balance sheets.

8. Share Based Compensation Plans

Share-based compensation expense was $1.5 million and $7.0 million for the three and nine months ended September 27, 2015, respectively, and $2.3 million and $7.3 million for the three and nine months ended September 28, 2014, respectively. As of September 27, 2015, the total remaining unrecognized compensation expense related to share based compensation amounted to $13.2 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years. Share based compensation expense is recognized using a graded-method approach, or to a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. On May 12, 2015, our shareholders approved the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, which amended and restated the 2012 Plan in its entirety in order to further enable the Human Resources and Compensation Committee to grant awards thereunder that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Amended and Restated 2012 Plan also made certain changes to the performance criteria on which performance goals may be based and the adjustments to such performance criteria for such awards. As of September 27, 2015, there were 1,866,401 shares of common stock available for future issuance under the 2012 Plan.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of September 27, 2015, the liability and asset relating to deferred compensation each had a fair value of $1.9 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

As of September 27, 2015, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was $0.5 million in the nine months ended September 27, 2015, and was $0.6 million in the nine months ended September 28, 2014.

Nine months ended September 27, 2015	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(308,770)	15,205	16.82
Cancelled	(11,751)		18.18
Outstanding, end of period	910,947	$39,807	$20.08	5.2

Exercisable, end of period	717,614	$33,872	$16.58	4.5

Nine months ended September 28, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(407,668)		14.33
Cancelled	(20,622)		38.48
Outstanding, end of period	1,384,368	$47,748	$18.94	6.0

Exercisable, end of period	1,052,644	$39,495	$15.91	5.3

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

	Nine Months Ended
	September 27, 2015		September 28, 2014
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	543,373	$34.56	618,963	$22.09
Granted	192,928	61.39	193,940	54.65
Delivered	(124,672)		(137,527)
Withheld to cover (1)	(14,738)		(28,947)
Cancelled	(71,803)		(15,787)
Outstanding, end of period	525,088	$45.33	630,642	$31.85
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

Approximately one-half of the RSUs granted during the nine months ended September 27, 2015, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the nine months ended September 27, 2015, was $11.8 million and is being recognized over the weighted average requisite service period of 1.7 years. During the nine months ended September 27, 2015, there were 139,410 RSUs vested at a fair value of $3.8 million.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

There was no activity relating to the 2016 Warrants during the three months ended September 27, 2015, or September 28, 2014. Activity relating to the warrants was as follows for the period presented:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	2016 Warrants	2014 Warrants	2016 Warrants	Total Warrants
Outstanding, beginning of period	2,500,001	3,333,334	2,500,001	5,833,335
Exercised	—	(3,289,146)	—	(3,289,146)
Forfeited	—	(44,188)	—	(44,188)
Outstanding, end of period	2,500,001	—	2,500,001	2,500,001

Cash received for exercise (in thousands)	$—	$263	$—	$263
Common shares issued	—	279,408	—	279,408

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

(In thousands)
Fiscal year:
2015 (remaining three months)	$4,726
2016	17,152
2017	15,226
2018	14,053
2019	13,038
Thereafter	74,492
Total future minimum lease payments	$138,687

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.1 million and $17.8 million for the three and nine months ended September 27, 2015, respectively, and was $6.1 million and $18.1 million for the three and nine months ended September 28, 2014, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended
	September 27, 2015				September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$491	$167	428	$1,086	$—	$—	$—	$—
2014 Plan	—	—	—	—	—	9,664	—	9,664
2013 Plan	1	34	—	35	107	7	1	115
2012 and Prior Plans	—	18	—	18	(27)	161	—	134
Total Restructuring Costs	$492	$219	$428	$1,139	$80	$9,832	$1	$9,913

	Nine Months Ended
	September 27, 2015				September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$1,634	$2,269	428	$4,331	$—	$—	$—	$—
2014 Plan	—	—	—	—	—	9,664	—	9,664
2013 Plan	7	127	—	134	470	716	7	1,193
2012 and Prior Plans	—	18	—	18	12	325	—	337
Total Restructuring Costs	$1,641	$2,414	$428	$4,483	$482	$10,705	$7	$11,194

	Cumulative Amount Incurred Through
	September 27, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$1,634	$2,269	$428	$4,331
2014 Plan	—	9,503	—	9,503
2013 Plan	2,956	3,791	1,149	7,896
2012 and Prior Plans	10,396	20,220	—	30,616
Total Restructuring Costs	$14,986	$35,783	$1,577	$52,346

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are expected to be

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

completed by the first quarter of 2016. As of September 27, 2015, we expect to incur approximately $2 million of future charges relating to the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.7 million of charges, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $2.1 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of September 27, 2015, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of September 27, 2015, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of September 27, 2015, we do not expect to incur any future charges for the 2012 and Prior Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	September 27, 2015
2015 Plan	$—	$2,228	$2,103	$3,524	$807
2014 Plan	839	—	—	352	487
2013 Plan	341	—	134	155	320
2012 and Prior Plans	1,153	—	18	393	778
Total	$2,333	$2,228	$2,255	$4,424	$2,392

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	Non-Cash Items	September 28, 2014
2014 Plan	$—	$—	$9,664	$1,187	$7,577	$900
2013 Plan	2,348	67	1,126	3,265	—	276
2012 and Prior Plans	2,061	211	126	1,059	—	1,339
Total	$4,409	$278	$10,916	$5,511	$7,577	$2,515

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Current	$1,629	$380	$5,366	$2,760
Deferred	(4,139)	1,624	10,401	642
Income tax expense (benefit)	$(2,510)	$2,004	$15,767	$3,402

The effective tax rate differs from the Canadian federal statutory rate of 26.6% primarily due to changes in our valuation allowances, tax exempt income, and earnings in foreign jurisdictions which are subject to lower tax rates.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $44.7 million and $35.8 million was required for our deferred income tax assets as of September 27, 2015, and December 28, 2014, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, India, Mexico and Luxembourg. We expect to record valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of income is reached.

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014
Transactions involving cash:
Interest paid	$32,979	$20,946
Interest received	464	486
Income taxes paid	4,430	4,475
Income tax refunds	194	406
Non-cash transactions:
Property, plant and equipment additions in accounts payable	3,310	3,016

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Beginning in the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. Furthermore, in the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revisions to this definition had no impact on our reported Adjusted EBITDA for the three or nine months ended September 28, 2014. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

• depreciation;
• amortization;
• share based compensation expense;
• loss (gain) on disposal of property, plant and equipment;
• registration and listing fees;
• restructuring costs;
• asset impairment;
• loss (gain) on disposal of subsidiaries;
• interest expense (income), net;
• loss on extinguishment of debt;
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

(In thousands)	Three Months Ended September 27, 2015
(In thousands)	N. America	Europe, Asia and Latin America	Africa	Consolidated
Sales	$374,759	$94,036	$13,265	$482,060
Intersegment sales	(130)	(6,280)	—	(6,410)
Net sales to external customers	$374,629	$87,756	$13,265	$475,650

Adjusted EBITDA	$42,048	$8,431	$33	$50,512

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	Three Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$370,216	$99,845	$12,134	$482,195
Intersegment sales	(158)	(5,913)	—	(6,071)
Net sales to external customers	$370,058	$93,932	$12,134	$476,124

Adjusted EBITDA	$36,329	$1,902	$(2,634)	$35,597

(In thousands)	Nine Months Ended September 27, 2015
(In thousands)	N. America	Europe, Asia and Latin America	Africa	Consolidated
Sales	$1,087,383	$281,298	$37,186	$1,405,867
Intersegment sales	(554)	(18,770)	—	(19,324)
Net sales to external customers	$1,086,829	$262,528	$37,186	$1,386,543

Adjusted EBITDA	$119,832	$28,561	$(1,036)	$147,357

(In thousands)	Nine Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,057,858	$311,124	$39,497	$1,408,479
Intersegment sales	(674)	(19,045)	—	(19,719)
Net sales to external customers	$1,057,184	$292,079	$39,497	$1,388,760

Adjusted EBITDA	$92,017	$9,964	$(2,616)	$99,365

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Adjusted EBITDA	$50,512	$35,597	$147,357	$99,365
Less (plus):
Depreciation	14,554	15,842	44,270	45,824
Amortization	6,258	4,889	16,244	16,173
Share based compensation expense	1,490	2,255	6,975	7,335
Loss (gain) on disposal of property, plant and equipment	291	236	585	2,359
Restructuring costs	1,139	9,913	4,483	11,194
Asset impairment	9,439	—	9,439	—
Loss (gain) on disposal of subsidiaries	29,721	—	29,721	—
Interest expense (income), net	7,179	10,447	25,719	31,034
Loss on extinguishment of debt	—	—	28,046	—
Other expense (income), net	(1,720)	(404)	(3,539)	1,083
Income tax expense (benefit)	(2,510)	2,004	15,767	3,402
Loss (income) from discontinued operations, net of tax	192	124	661	436
Net income (loss) attributable to non-controlling interest	762	258	2,879	1,498
Net income (loss) attributable to Masonite	$(16,283)	$(9,967)	$(33,893)	$(20,973)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of September 27, 2015, was $479.3 million, compared to a carrying value of $468.6 million, and the estimated fair value of the 2021 Notes as of December 28, 2014, was $524.4 million, compared to a carrying value of $503.8 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss) attributable to Masonite	$(16,283)	$(9,967)	$(33,893)	$(20,973)
Income (loss) from discontinued operations, net of tax	(192)	(124)	(661)	(436)
Income (loss) from continuing operations attributable to Masonite	$(16,091)	$(9,843)	$(33,232)	$(20,537)

Shares used in computing basic earnings per share	30,351,707	29,731,769	30,218,023	29,477,880
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	—	—	—	—
Shares used in computing diluted earnings per share	30,351,707	29,731,769	30,218,023	29,477,880

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.53)	$(0.34)	$(1.10)	$(0.69)
Discontinued operations attributable to Masonite, net of tax	(0.01)	—	(0.02)	(0.01)
Total Basic earnings per common share attributable to Masonite	$(0.54)	$(0.34)	$(1.12)	$(0.70)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(0.53)	$(0.34)	$(1.10)	$(0.69)
Discontinued operations attributable to Masonite, net of tax	(0.01)	—	(0.02)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$(0.54)	$(0.34)	$(1.12)	$(0.70)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	2,500,001	2,500,001	2,500,001	2,500,001
Stock appreciation rights	457,518	672,362	454,152	665,155
Restricted stock units	315,671	412,544	357,265	465,728

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For all periods presented, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for those periods.

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Accumulated foreign exchange gains (losses), beginning of period	$(82,839)	$(9,439)	$(57,473)	$(8,797)
Foreign exchange gain (loss)	(26,053)	(23,195)	(51,989)	(23,326)
Income tax benefit (expense) on foreign exchange gain (loss)	—	(427)	—	(1,046)
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	4,377	(585)	4,377	(585)
Less: foreign exchange gain (loss) attributable to non-controlling interest	(698)	(370)	(1,268)	(478)
Accumulated foreign exchange gains (losses), end of period	(103,817)	(33,276)	(103,817)	(33,276)

Accumulated amortization of actuarial net losses, beginning of period	2,156	1,890	1,890	1,890
Amortization of actuarial net losses	220	—	660	—
Income tax benefit (expense) on amortization of actuarial net losses	(88)	—	(262)	—
Accumulated amortization of actuarial net losses, end of period	2,288	1,890	2,288	1,890

Accumulated pension and other post-retirement adjustments	(20,676)	(12,694)	(20,676)	(12,694)

Accumulated other comprehensive income (loss)	$(122,205)	$(44,080)	$(122,205)	$(44,080)

Other comprehensive income (loss), net of tax:	$(21,544)	$(24,207)	$(47,214)	$(24,957)
Less: other comprehensive income (loss) attributable to non-controlling interest	(698)	(370)	(1,268)	(478)
Other comprehensive income (loss) attributable to Masonite	$(20,846)	$(23,837)	$(45,946)	$(24,479)

Cumulative translation adjustments are reclassified out of accumulated other comprehensive income (loss) into loss (gain) on disposal of subsidiaries in 2015 and restructuring costs in 2014 in the condensed consolidated statements of comprehensive income (loss). Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of September 27, 2015, and December 28, 2014, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	September 27, 2015	December 28, 2014
Current assets	$16,191	$8,346
Property, plant and equipment, net	15,874	17,788
Long-term deferred income taxes	10,505	12,321
Other assets, net	2,598	2,234
Current liabilities	(6,806)	(2,496)
Other long-term liabilities	(3,937)	(4,479)
Non-controlling interest	(6,539)	(7,785)
Net assets of the VIE consolidated by Masonite	$27,886	$25,929

Current assets include $5.3 million and $3.1 million of cash and cash equivalents as of September 27, 2015, and December 28, 2014, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

18. Subsequent Events

We have evaluated events and transactions occurring subsequent to September 27, 2015, through the date the financial statements were issued.

On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of approximately $13 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machined, re-sized and value-added additions to both unfinished and prefinished doors in short lead times. Due to the timing of the completion of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended September 27, 2015, and September 28, 2014. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale, retail and direct distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the nine months ended September 27, 2015, sales of interior and exterior products accounted for 71.6% and 28.4% of net sales, respectively.
We operate 63 manufacturing and distribution facilities in 9 countries in North America, South America, Europe, Africa and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the nine months ended September 27, 2015, we generated net sales of $1,086.8 million or 78.4%, $262.5 million or 18.9% and $37.2 million or 2.7% in our North America; Europe, Asia and Latin America; and Africa segments, respectively.

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
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was

MASONITE INTERNATIONAL CORPORATION

implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are expected to be completed by the first quarter of 2016. As of September 27, 2015, we expect to incur approximately $2 million of future charges relating to the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $6 million.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.7 million of charges, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $2.1 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of September 27, 2015, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan. The 2014 Plan is estimated to increase our annual earnings and cash flows by approximately $4 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended September 27, 2015, and September 28, 2014, approximately 37% and 41% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Losses from currency translation adjustments during the nine months ended September 27, 2015, were $47.6 million, which were primarily driven by the weakening of the Canadian Dollar and the Euro against the U.S. Dollar.
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
Acquisitions

•
USA Wood Door: On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of approximately $13 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machined, re-sized and value-added additions to both unfinished and prefinished doors in short lead times.

•
Hickman: On August 5, 2015, we completed the acquisition of Hickman Industries Limited (“Hickman”), a leading supplier of doorkits (similar to fully finished prehung door units) and other millwork in the United Kingdom. We acquired 100% of the equity interests in Hickman for consideration of $88.0 million, net of cash acquired. Hickman is headquartered in Wolverhampton, England, and their leadership in providing doorkit solutions to the homebuilder market in the United Kingdom is a natural extension of our existing business in the United Kingdom. Hickman’s deployment of automation and product line leadership complements the strategies we are pursuing with our business.

•
PDS: On July 23, 2015, we completed the acquisition of Performance Doorset Solutions (“PDS”), a leading supplier of custom doors and millwork in the United Kingdom that specializes in non-standard product specifications, manufacturing both wood and composite solutions. We acquired 100% of the equity interests in PDS for consideration of $15.7 million, net of cash acquired. PDS is based in Lancashire, United Kingdom, and is a producer of high quality niche product lines that complement our existing United Kingdom business.

•
Harring: On December 1, 2014, we completed the acquisition of Harring Doors Corporation ("Harring") for net consideration of $3.9 million. Harring manufactures interior and exterior stile and rail wood doors for architectural door applications at its facility in London, Ontario. The acquisition of Harring complements our architectural wood door business.

•
Door-Stop: On February 24, 2014, we completed the acquisition of Door-Stop International Limited ("Door-Stop") for total consideration of approximately $50.4 million, net of cash acquired. We acquired 100% of the equity interests in Door-Stop through the purchase of all outstanding shares of common stock on the acquisition date. Door-Stop is based in Nottinghamshire, United Kingdom, utilizes an internet-based ordering process and manufactures exterior door sets for the residential repair and renovation markets. The Door-Stop acquisition complements our existing exterior fiberglass business.

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

MASONITE INTERNATIONAL CORPORATION

Disposition

•
France: On July 31, 2015, we completed the sale of all of the capital stock of Premdor, S.A.S. Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite's door manufacturing and distribution business in France, which had net sales of $127.5 million for the year ended December 28, 2014, and over 680 employees, for nominal consideration. Masonite will continue to sell door facings to Premdor S.A.S. and will provide certain transition services to the business after the closing.

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended December 28, 2014, other than as described below.
Loss (Gain) on Disposal of Subsidiaries
Loss (gain) on disposal of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss (gain) on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
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

MASONITE INTERNATIONAL CORPORATION

Segment Information

Our reportable segments are organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Our segment information that follows contains a discussion surrounding "Adjusted EBITDA," a non-GAAP financial measure. Adjusted EBITDA does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measure used by other companies. Beginning in the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. Furthermore, in the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revisions to this definition had no impact on our reported Adjusted EBITDA for the three or nine months ended September 28, 2014. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

• depreciation;
• amortization;
• share based compensation expense;
• loss (gain) on disposal of property, plant and equipment;
• registration and listing fees;
• restructuring costs;
• asset impairment;
• loss (gain) on disposal of subsidiaries;
• interest expense (income), net;
• loss on extinguishment of debt;
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$475,650	$476,124	$1,386,543	$1,388,760
Cost of goods sold	388,141	409,894	1,130,691	1,190,937
Gross profit	87,509	66,230	255,852	197,823
Gross profit as a % of net sales	18.4%	13.9%	18.5%	14.2%
Selling, general and administration expenses	59,590	53,855	176,569	170,149
Selling, general and administration expenses as a % of net sales	12.5%	11.3%	12.7%	12.3%
Restructuring costs	1,139	9,913	4,483	11,194
Asset impairment	9,439	—	9,439	—
Loss (gain) on disposal of subsidiaries	29,721	—	29,721	—
Operating income (loss)	(12,380)	2,462	35,640	16,480
Interest expense (income), net	7,179	10,447	25,719	31,034
Loss on extinguishment of debt	—	—	28,046	—
Other expense (income), net	(1,720)	(404)	(3,539)	1,083
Income (loss) from continuing operations before income tax expense (benefit)	(17,839)	(7,581)	(14,586)	(15,637)
Income tax expense (benefit)	(2,510)	2,004	15,767	3,402
Income (loss) from continuing operations	(15,329)	(9,585)	(30,353)	(19,039)
Income (loss) from discontinued operations, net of tax	(192)	(124)	(661)	(436)
Net income (loss)	(15,521)	(9,709)	(31,014)	(19,475)
Less: net income (loss) attributable to non-controlling interest	762	258	2,879	1,498
Net income (loss) attributable to Masonite	$(16,283)	$(9,967)	$(33,893)	$(20,973)
Three Months Ended September 27, 2015, Compared with Three Months Ended September 28, 2014
Net Sales
Net sales in the three months ended September 27, 2015, were $475.7 million, a decrease of $0.4 million or 0.1% from $476.1 million in the three months ended September 28, 2014. Net sales in the third quarter of 2015 were negatively impacted by $26.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $25.6 million or 5.4% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in in the third quarter of 2015 by $31.5 million or 6.6% compared to the 2014 period and net sales of other products to external customers were $0.8 million higher in the third quarter of 2015 compared to the 2014 period. Partially offsetting these increases were lower unit volumes in the third quarter of 2015, which decreased net sales by $6.7 million or 1.4% compared to the 2014 period.
The proportion of net sales from interior and exterior products in the three months ended September 27, 2015, was 70.5% and 29.5%, respectively, compared to 69.2% and 30.8% in the three months ended September 28, 2014.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	September 27, 2015	September 28, 2014
North America	$374,759	$370,216
North America intersegment	(130)	(158)
North America net sales to external customers	$374,629	$370,058
Percentage of net sales	78.8%	77.7%

Europe, Asia and Latin America	$94,036	$99,845
Europe, Asia and Latin America intersegment	(6,280)	(5,913)
Europe, Asia and Latin America net sales to external customers	$87,756	$93,932
Percentage of net sales	18.4%	19.7%

Africa	$13,265	$12,134
Africa intersegment	—	—
Africa net sales to external customers	$13,265	$12,134
Percentage of net sales	2.8%	2.6%

Net sales to external customers	$475,650	$476,124

North America
Net sales to external customers from facilities in the North America segment in the three months ended September 27, 2015, were $374.6 million, an increase of $4.5 million or 1.2% from $370.1 million in the three months ended September 28, 2014. Net sales in 2015 were negatively impacted by $16.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $21.0 million or 5.7% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the third quarter of 2015 by $26.5 million or 7.2% and net sales of other products to external customers were $0.7 million or 0.2% higher compared to the 2014 period. Partially offsetting this increase were lower unit volumes in the third quarter of 2015, which decreased net sales by $6.2 million or 1.7% in the third quarter of 2015 compared to the 2014 period.
The proportion of net sales from interior and exterior products in the three months ended September 27, 2015, was 67.6% and 32.4%, respectively, compared to 66.0% and 34.0% in the three months ended September 28, 2014.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the three months ended September 27, 2015, were $87.8 million, a decrease of $6.1 million or 6.5% from $93.9 million in the three months ended September 28, 2014. Net sales in the third quarter of 2015 were negatively impacted by $6.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $0.8 million or 0.9% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in the third quarter of 2015 by $4.5 million or 4.8% compared to the 2014 period and net sales of other products to external customers were $0.1 million or 0.1% higher compared to the 2014 period. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $3.8 million or 4.0% compared to the 2014 period. The change in unit volumes includes the incremental impacts of acquisitions and dispositions.
The proportion of net sales from interior and exterior products for the three months ended September 27, 2015, was 78.3% and 21.7%, respectively, compared to 78.2% and 21.8% in the three months ended September 28, 2014.

MASONITE INTERNATIONAL CORPORATION

Africa
Net sales to external customers from facilities in the Africa segment in the three months ended September 27, 2015, were $13.3 million, an increase of $1.2 million or 9.9% from $12.1 million in the three months ended September 28, 2014. Net sales in the third quarter of 2015 were negatively impacted by $2.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $3.8 million or 31.4% due to changes in unit volume and average unit price. Changes in average unit price in the third quarter of 2015 increased net sales by $0.5 million or 4.1% and unit volumes increased net sales by $3.3 million compared to the 2014 period. Volume increases are primarily due to the recovery of volumes following the 2014 explosion at the Estcourt Mill.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 81.6% and 86.1% for the three months ended September 27, 2015, and September 28, 2014, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales. Material cost of sales, direct labor, overhead, distribution and depreciation as a percentage of net sales in 2015 decreased by 2.2%, 0.7%, 0.9%, 0.6% and 0.1%, respectively, over the 2014 period.
Selling, General and Administration Expenses
In the three months ended September 27, 2015, selling, general and administration expenses, as a percentage of net sales, were 12.5% compared to 11.3% in the three months ended September 28, 2014, an increase of 120 basis points.
Selling, general and administration expenses in the three months ended September 27, 2015, were $59.6 million, an increase of $5.7 million from $53.9 million in the three months ended September 28, 2014. The increase was driven by an $8.0 million increase in personnel costs, $1.1 million of increased advertising costs and other increases of $0.8 million. This increase was partially offset by favorable foreign exchange impacts of $2.1 million, the receipt of $1.2 million of business interruption insurance proceeds in Africa as final settlement relating to the 2014 explosion at the Estcourt Mill and a net $0.9 million incremental comparative benefit from our 2015 and 2014 acquisitions and the deconsolidation of Israel and France. The increased personnel costs were driven by a combination of wage inflation, investments in personnel and an increase in the bonus accrual compared to the prior year.

Restructuring Costs

Restructuring costs in the three months ended September 27, 2015, were $1.1 million, compared to $9.9 million in the three months ended September 28, 2014. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan. Costs incurred in 2014 were related primarily to the 2014 Restructuring Plan.
Asset Impairment
Asset impairment charges in the three months ended September 27, 2015, were $9.4 million. Asset impairment charges resulted from the deconsolidation of Premdor S.A.S., Masonite's door business in France, which was determined to be a triggering event requiring a test of the indefinite-lived trade name assets of the Europe, Asia and Latin America segment. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method.
Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $29.7 million in the three months ended September 27, 2015. This charge arose as a result of the deconsolidation of Premdor S.A.S., Masonite’s door business in France, and represents the consolidated carrying value of Premdor S.A.S. of $25.3 million and recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss) of $4.4 million as of that date. Cash proceeds received for Premdor S.A.S. were nominal.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the three months ended September 27, 2015, was $7.2 million, compared to $10.4 million in the three months ended September 28, 2014. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
Other Expense (Income), Net
Other expense (income), net, in the three months ended September 27, 2015, was $(1.7) million, compared to $(0.4) million in the three months ended September 28, 2014. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended September 27, 2015, decreased by $4.5 million compared to the three months ended September 28, 2014. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $2.7 million recorded in the three months ended September 27, 2015, none of which are individually significant, compared to $0.8 million recorded in the three months ended September 28, 2014. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended September 27, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$42,048	$8,431	$33	$50,512
Adjusted EBITDA as a percentage of segment net sales	11.2%	9.6%	0.2%	10.6%

	Three Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$36,329	$1,902	$(2,634)	$35,597
Adjusted EBITDA as a percentage of segment net sales	9.8%	2.0%	(21.7)%	7.5%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended September 27, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$42,048	$8,431	$33	$50,512
Less (plus):
Depreciation	10,227	3,649	678	14,554
Amortization	3,963	2,290	5	6,258
Share based compensation expense	1,490	—	—	1,490
Loss (gain) on disposal of property, plant and equipment	289	13	(11)	291
Restructuring costs	492	219	428	1,139
Asset impairment	—	9,439	—	9,439
Loss (gain) on disposal of subsidiaries	—	29,721	—	29,721
Interest expense (income), net	12,788	(5,637)	28	7,179
Other expense (income), net	(254)	(1,466)	—	(1,720)
Income tax expense (benefit)	95	(2,241)	(364)	(2,510)
Loss (income) from discontinued operations, net of tax	192	—	—	192
Net income (loss) attributable to non-controlling interest	762	—	—	762
Net income (loss) attributable to Masonite	$12,004	$(27,556)	$(731)	$(16,283)

	Three Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$36,329	$1,902	$(2,634)	$35,597
Less (plus):
Depreciation	9,344	5,328	1,170	15,842
Amortization	3,782	1,107	—	4,889
Share based compensation expense	2,255	—	—	2,255
Loss (gain) on disposal of property, plant and equipment	1,165	(929)	—	236
Restructuring costs	80	9,832	1	9,913
Interest expense (income), net	17,377	(6,967)	37	10,447
Other expense (income), net	(287)	(117)	—	(404)
Income tax expense (benefit)	3,422	(12)	(1,406)	2,004
Loss (income) from discontinued operations, net of tax	124	—	—	124
Net income (loss) attributable to non-controlling interest	258	—	—	258
Net income (loss) attributable to Masonite	$(1,191)	$(6,340)	$(2,436)	$(9,967)
Adjusted EBITDA in our North America segment increased $5.7 million, or 15.7%, to $42.0 million in the three months ended September 27, 2015, from $36.3 million in the three months ended September 28, 2014. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $17.5 million and $10.9 million in the third quarter of 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe, Asia and Latin America segment increased $6.5 million, or 343.3%, to $8.4 million in the three months ended September 27, 2015, from $1.9 million in the three months ended September 28, 2014. Adjusted EBITDA in the Europe, Asia and Latin America segment included an incremental comparative benefit from the deconsolidation of France and Israel of $1.6 million. Adjusted EBITDA in the Europe, Asia and Latin America segment also included corporate allocations of shared costs of $0.4 million and $0.6 million in the third quarter of 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment increased $2.7 million to $33.0 thousand in the three months ended September 27, 2015, from $(2.6) million in the three months ended September 28, 2014. Adjusted EBITDA in the Africa segment included $1.2 million of proceeds from business interruption insurance as final settlement related to the 2014 explosion at the Estcourt Mill in South Africa. Adjusted EBITDA in the Africa segment also included corporate allocations of shared costs of $0.9 million and $0.6 million in third quarter of 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Nine Months Ended September 27, 2015, Compared with Nine Months Ended September 28, 2014
Net Sales
Net sales in the nine months ended September 27, 2015, were $1,386.5 million, a decrease of $2.3 million or 0.2% from $1,388.8 million in the nine months ended September 28, 2014. Net sales in 2015 were negatively impacted by $72.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $70.2 million or 5.1% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $80.0 million or 5.8% compared to 2014. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $7.9 million or 0.6% compared to 2014 and net sales of other products to external customers were $1.9 million lower in 2015 compared to 2014.
The proportion of net sales from interior and exterior products in the nine months ended September 27, 2015, was 71.6% and 28.4%, respectively, compared to 70.7% and 29.3% in the nine months ended September 28, 2014.
Net Sales and Percentage of Net Sales by Principal Geographic Region

	Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014
North America	$1,087,383	$1,057,858
North America intersegment	(554)	(674)
North America net sales to external customers	$1,086,829	$1,057,184
Percentage of net sales	78.4%	76.1%

Europe, Asia and Latin America	$281,298	$311,124
Europe, Asia and Latin America intersegment	(18,770)	(19,045)
Europe, Asia and Latin America net sales to external customers	$262,528	$292,079
Percentage of net sales	18.9%	21.1%

Africa	$37,186	$39,497
Africa intersegment	—	—
Africa net sales to external customers	$37,186	$39,497
Percentage of net sales	2.7%	2.8%

Net sales to external customers	$1,386,543	$1,388,760

MASONITE INTERNATIONAL CORPORATION

North America

Net sales to external customers from facilities in the North America segment in the nine months ended September 27, 2015, were $1,086.8 million, an increase of $29.6 million or 2.8% from $1,057.2 million in the nine months ended September 28, 2014. Net sales in 2015 were negatively impacted by $36.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $66.1 million or 6.3% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $64.5 million or 6.1% compared to 2014. Also contributing to this increase were higher unit volumes in 2015, which increased net sales by $0.6 million and higher net sales of other products to external customers, which were $1.0 million higher in 2015 compared to 2014.

The proportion of net sales from interior and exterior products in the nine months ended September 27, 2015, was 69.1% and 30.9%, respectively, compared to 66.9% and 33.1% in the nine months ended September 28, 2014.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the nine months ended September 27, 2015, were $262.5 million, a decrease of $29.6 million or 10.1% from $292.1 million in the nine months ended September 28, 2014. Net sales in 2015 were negatively impacted by $30.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $1.0 million or 0.3% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $14.9 million or 5.1% compared to 2014. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $11.0 million or 3.8%, and net sales of other products to external customers, which were $2.9 million or 1.0% lower in 2015 compared to 2014. The change in unit volumes includes the incremental impacts of acquisitions and dispositions.
The proportion of net sales from interior and exterior products for the nine months ended September 27, 2015, was 77.9% and 22.1%, respectively, compared to 80.1% and 19.9% in the nine months ended September 28, 2014.
Africa
Net sales to external customers from facilities in the Africa segment in the nine months ended September 27, 2015, were $37.2 million, a decrease of $2.3 million or 5.8% from $39.5 million in the nine months ended September 28, 2014. Net sales in 2015 were negatively impacted by $5.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $3.1 million or 7.8% due to changes in unit volume and average unit price. Higher unit volumes increased net sales $2.5 million or 6.3%. Also contributing to this increase was average unit price which increased net sales by $0.6 million in 2015 compared to 2014. Volume increases are primarily due to the recovery of volumes following the 2014 explosion at the Estcourt Mill.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 81.5% and 85.8% for the nine months ended September 27, 2015, and September 28, 2014, respectively. The primary reason for the decrease in cost of goods sold as a percentage of net sales was the favorable impact of average unit price on our net sales. Material cost of sales, direct labor, overhead, depreciation and distribution as a percentage of net sales in 2015 decreased 2.5%, 0.6%, 0.4%, 0.3% and 0.5%, respectively, over the 2014 period.
Selling, General and Administration Expenses
In the nine months ended September 27, 2015, selling, general and administration expenses, as a percentage of net sales, were 12.7% compared to 12.3% in the nine months ended September 28, 2014, an increase of 40 basis points.
Selling, general and administration expenses in the nine months ended September 27, 2015, were $176.6 million, an increase of $6.5 million from $170.1 million in the nine months ended September 28, 2014. The increase was driven by a $15.2 million increase in personnel costs, $1.5 million of increased advertising costs and other increases of $1.9 million. These increases were partially offset by favorable foreign exchange impacts of $6.6 million, a net $3.1

MASONITE INTERNATIONAL CORPORATION

million incremental comparative benefit from our 2015 and 2014 acquisitions and the deconsolidation of Israel and France and the receipt of $2.4 million of business interruption insurance proceeds in Africa as final settlement relating the 2014 explosion at the Estcourt Mill. The increased personnel costs were driven by a combination of wage inflation, investments in personnel and an increase in the bonus accrual compared to the prior year.

Restructuring Costs
Restructuring costs in the nine months ended September 27, 2015, were $4.5 million, compared to $11.2 million in the nine months ended September 28, 2014. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan. Costs incurred in 2014 were related primarily to the 2014 Restructuring Plan.
Asset Impairment
Asset impairment charges in the nine months ended September 27, 2015, were $9.4 million. Asset impairment charges resulted from the deconsolidation of Premdor S.A.S., Masonite's door business in France, which was determined to be a triggering event requiring a test of the indefinite-lived trade name assets of the Europe, Asia and Latin America segment. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method.
Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $29.7 million in the nine months ended September 27, 2015. This charge arose as a result of the deconsolidation of Premdor S.A.S., Masonite’s door business in France, and represents the consolidated carrying value of Premdor S.A.S. of $25.3 million and recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss) of $4.4 million as of that date. Cash proceeds received for Premdor S.A.S. were nominal.
Interest Expense, Net
Interest expense, net, in the nine months ended September 27, 2015, was $25.7 million, compared to $31.0 million in the nine months ended September 28, 2014. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $28.0 million in the nine months ended September 27, 2015. This charge represents the difference between the redemption price of our senior unsecured notes due 2021 of $531.7 million and the net carrying amount of such notes of $503.7 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $31.7 million and the net carrying amount included unamortized premiums of $11.5 million, partially offset by unamortized debt issuance costs of $7.8 million.

Other Expense (Income), Net
Other expense (income), net, in the nine months ended September 27, 2015, was $(3.5) million, compared to $1.1 million in the nine months ended September 28, 2014. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the nine months ended September 27, 2015, increased by $12.4 million compared to the nine months ended September 28, 2014. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax expenses of $0.5 million in the nine months ended September 27, 2015, compared to $3.6 million of income tax

MASONITE INTERNATIONAL CORPORATION

benefits recorded in the nine months ended September 28, 2014. The discrete income tax expenses of $0.5 million are primarily attributable to recording a valuation allowance on $2.5 million of deferred tax assets offset by other discrete income tax benefits, none of which are individually significant. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Nine Months Ended September 27, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$119,832	$28,561	$(1,036)	$147,357
Adjusted EBITDA as a percentage of segment net sales	11.0%	10.9%	(2.8)%	10.6%

	Nine Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$92,017	$9,964	$(2,616)	$99,365
Adjusted EBITDA as a percentage of segment net sales	8.7%	3.4%	(6.6)%	7.2%

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Nine Months Ended September 27, 2015
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$119,832	$28,561	$(1,036)	$147,357
Less (plus):
Depreciation	32,042	10,068	2,160	44,270
Amortization	12,121	4,118	5	16,244
Share based compensation expense	6,975	—	—	6,975
Loss (gain) on disposal of property, plant and equipment	844	32	(291)	585
Restructuring costs	1,641	2,414	428	4,483
Asset impairment	—	9,439	—	9,439
Loss (gain) on disposal of subsidiaries	—	29,721	—	29,721
Interest expense (income), net	45,017	(19,426)	128	25,719
Loss on extinguishment of debt	28,046	—	—	28,046
Other expense (income), net	(899)	(2,640)	—	(3,539)
Income tax expense (benefit)	16,437	391	(1,061)	15,767
Loss (income) from discontinued operations, net of tax	509	152	—	661
Net income (loss) attributable to non-controlling interest	2,879	—	—	2,879
Net income (loss) attributable to Masonite	$(25,780)	$(5,708)	$(2,405)	$(33,893)

MASONITE INTERNATIONAL CORPORATION

	Nine Months Ended September 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$92,017	$9,964	$(2,616)	$99,365
Less (plus):
Depreciation	28,825	14,033	2,966	45,824
Amortization	12,947	3,226	—	16,173
Share based compensation expense	7,335	—	—	7,335
Loss (gain) on disposal of property, plant and equipment	2,689	(330)	—	2,359
Restructuring costs	482	10,705	7	11,194
Interest expense (income), net	52,275	(21,358)	117	31,034
Other expense (income), net	(445)	1,528	—	1,083
Income tax expense (benefit)	4,862	199	(1,659)	3,402
Loss (income) from discontinued operations, net of tax	436	—	—	436
Net income (loss) attributable to non-controlling interest	1,498	—	—	1,498
Net income (loss) attributable to Masonite	$(18,887)	$1,961	$(4,047)	$(20,973)
Adjusted EBITDA in our North America segment increased $27.8 million, or 30.2%, to $119.8 million in the nine months ended September 27, 2015, from $92.0 million in the nine months ended September 28, 2014. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $46.2 million and $37.0 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment increased $18.6 million, or 186.6%, to $28.6 million in the nine months ended September 27, 2015, from $10.0 million in the nine months ended September 28, 2014. Adjusted EBITDA in the Europe, Asia and Latin America segment included an incremental comparative benefit from the deconsolidation of France and Israel of $5.7 million. Adjusted EBITDA in the Europe, Asia and Latin America segment also included corporate allocations of shared costs of $1.4 million and $1.8 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment increased $1.6 million to $(1.0) million in the nine months ended September 27, 2015, from $(2.6) million in the nine months ended September 28, 2014. Adjusted EBITDA in the Africa segment included $2.4 million of proceeds from business interruption insurance as final settlement related to the 2014 explosion at the Estcourt Mill in South Africa. Adjusted EBITDA in the Africa segment also included corporate allocations of shared costs of $2.6 million and $2.0 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of September 27, 2015, we had $69.0 million of cash and cash equivalents, availability under our ABL Facility of $120.1 million and availability under our AR Sales Program of $17.0 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
            Cash provided by operating activities was $93.4 million during the nine months ended September 27, 2015, compared to $56.2 million during the nine months ended September 28, 2014. This $37.2 million increase in cash provided by operating activities was primarily due to a $54.7 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in 2015 compared to the same period in 2014. This increase was partially offset by changes in working capital.

Cash used in investing activities was $142.5 million during the nine months ended September 27, 2015, compared to $82.1 million used during the nine months ended September 28, 2014. This $60.4 million increase in cash used in investing activities was primarily due to increased cash used in acquisitions of $53.3 million (net of cash acquired), increased cash losses on deconsolidation of $6.3 million and $0.8 million of other increased outflows.
Cash used in financing activities was $63.1 million during the nine months ended September 27, 2015, compared to $133.8 million provided during the nine months ended September 28, 2014. This $196.9 million net change in cash flows from financing activities was due to the net outflow from the issuance of the 2023 Notes and the repurchase of the 2021 Notes (as described below) for $63.9 million during 2015. Cash inflows of $136.8 were received from the issuance of the additional 2021 Notes during the nine months ended September 28, 2014, resulting in a net outflow of $200.7 million when comparing year over year. Partially offsetting this net outflow was a net $4.0 inflow from drawings and repayments on our ABL facility and other changes of $0.2 million.
Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of September 27, 2015, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

Accounts Receivable Sales Program
We maintain accounts receivable sales programs with third parties (the "AR Sales Programs"). Under the AR Sales Programs, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to third parties who assume the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under these programs are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Programs are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Programs were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).

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

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 27, 2015, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25%to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum.

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

MASONITE INTERNATIONAL CORPORATION

The Amended and Restated Credit Agreement amends the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of September 27, 2015, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility.

During August 2015, we borrowed $15.0 million under the ABL Facility to partially finance the Hickman acquisition. As of September 27, 2015, the outstanding balance was $4.0 million and there was no amount outstanding as of December 28, 2014.

Supplemental Guarantor Financial Information

Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $393.9 million and $1.1 billion for the three and nine months ended September 27, 2015, respectively and $394.2 million and $1.2 billion for the three and nine months ended September 28, 2014, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $38.3 million and $119.4 million for the three and nine months ended September 27, 2015, respectively and $25.1 million and $77.3 million for the three and nine months ended September 28, 2014, respectively.
Our non-guarantor subsidiaries had total assets of $1.5 billion and $1.4 billion as of September 27, 2015, and December 28, 2014, respectively; and total liabilities of $946.4 million and $791.2 million as of September 27, 2015, and December 28, 2014, respectively.

Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 28, 2014. We believe there have been no material changes to the information provided therein.
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

MASONITE INTERNATIONAL CORPORATION

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
(c) Repurchases of Our Equity Securities.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On November 5, 2015, the Human Resources and Compensation Committee of the Board of Directors (the “Committee”) of Masonite International Corporation (the “Company”) granted an award of performance restricted stock units (the “PRSUs”) to our President and Chief Executive Officer, Frederick J. Lynch, pursuant to the terms and conditions of the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (as may be amended from time to time, the “Plan”) and a performance-based restricted stock unit award agreement thereunder (the “Award Agreement”). Each PRSU represents the right to receive a share of the Company’s common stock, subject to the satisfaction of certain performance measures and time-vesting conditions set forth in the Award Agreement. The target number of PRSUs granted to Mr. Lynch is 32,679.
The actual number of PRSUs earned will be determined based on the Company’s achievement of targeted levels of the Company’s annualized stock price growth established by the Committee on an absolute basis and relative to the median of the annualized stock price growth for a group of peer companies, in each case, for the three-year performance period beginning on the grant date and ending on the third anniversary thereof (the “Performance Period”), provided, that Mr. Lynch remains continuously employed by the Company or any of its subsidiaries during the Performance Period. If the Company achieves at least the threshold level of the Company’s annualized stock price growth, a number of PRSUs will be earned based on the actual level of annualized stock price growth as of the end of the Performance Period determined in accordance with the schedule set forth in the Award Agreement (and using straight line interpolation if annualized stock price growth falls between scheduled performance levels). Any unearned PRSUs will be immediately forfeited as of the end of the Performance Period. The maximum value of the grant of PRSUs to Mr. Lynch (x) is capped at $20 million if the Company achieves the maximum annualized stock growth goal on an absolute basis and such performance on a relative basis is either at or above the peer group’s median annualized stock price growth and (y) is capped at $10 million if the Company achieves the maximum annualized stock growth goal on an absolute basis but such performance on a relative basis is below the peer group’s median annualized stock price growth. If, at any time during the Performance Period, Mr. Lynch’s employment with the Company and its subsidiaries is terminated by the Company without cause or by Mr. Lynch for good reason or due to his death or disability, Mr. Lynch may earn, and vest in, a pro rata portion of the PRSUs calculated on the basis set forth in the Award Agreement (and, in the case of death or disability, assuming the Performance Period ended on the date of termination). If Mr. Lynch’s employment with the Company and its subsidiaries is terminated for any reason other than by the Company without cause or Mr. Lynch for good reason or due to his death or disability, all unvested PRSUs will be immediately forfeited.
One-third of the total number of PRSUs earned pursuant to the above-described calculation will vest on each of the third through fifth anniversaries of the grant date, subject to Mr. Lynch’s continued employment with the Company or any of its subsidiaries on each such anniversary. However, if, at any time following the end of the Performance Period and prior to the fifth anniversary of the grant date, Mr. Lynch’s employment with the Company and its subsidiaries is terminated by the Company without cause or by Mr. Lynch for good reason or due to his death or disability, any then-unvested PRSUs may be subject to continued vesting as if Mr. Lynch had otherwise remained employed or accelerated vesting, respectively, on the basis set forth in the Award Agreement.
If, at any time during the Performance Period, a change in control of the Company (within the meaning of the Plan) occurs and Mr. Lynch remains employed through the effective date of such change in control, then the number of PRSUs earned will be equal to the greater of the actual number of PRSUs earned based on actual performance as of the effective date of the change in control (i.e., assuming the Performance Period ended on such date) or the target number of PRSUs granted, with each PRSU so earned being converted into a share of time-vested restricted stock, which restricted shares will vest with respect to one-third of the total number of shares on each of the third through fifth anniversaries of the grant date, subject to Mr. Lynch’s continued employment with the Company or its subsidiaries on each such anniversary. In addition, if Mr. Lynch’s employment with the Company or its subsidiaries is terminated by the Company without cause, by Mr. Lynch for good reason or due to his death or disability, at any time during the 24-month period following such change in control, any then-unvested shares of restricted stock (or, if such termination occurs following the Performance Period, any unvested PRSUs) will vest on the date of termination.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 6, 2015	By	/s/ Robert E. Lewis
Robert E. Lewis
Senior Vice President, General Counsel and Secretary
(Duly authorized officer and principal financial officer of the Registrant)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1^
Offer Letter to Russell Tiejema dated September 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on October 13, 2015)

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