Form 10-K
period 2016-01-03
MASONITE INTERNATIONAL CORP
filed 2016-03-02
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on June 28, 2015, was $2.1 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 30,557,365 shares of Common Stock, no par value, as of February 26, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual General Meeting of Shareholders scheduled to be held on May 12, 2016, to be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
January 3, 2016

i

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

•	labor relations (i.e., disruptions, strikes or work stoppages), labor costs and availability of labor;

•	increases in the costs of raw materials or any shortage in supplies;

•	our ability to keep pace with technological developments;

•	the actions taken by, and the continued success of, certain key customers;

•	our ability to maintain relationships with certain customers;

•	new contractual commitments;

•	the ability to generate the benefits of our restructuring activities;

•	retention of key management personnel;

•	environmental and other government regulations;

•	our levels of indebtedness, including our obligations under our senior notes and our ABL Facility;

•	limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility; and

•	our ability to repurchase our senior notes upon a change of control.

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

ii

PART I

Unless we state otherwise or the context otherwise requires, in this Annual Report all references to "Masonite", "we", "us", "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.

Item 1. Business

Overview

We are a leading global designer, manufacturer and distributor of interior and exterior doors for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions. Today, we believe we hold either the number one or two market positions in the seven product categories we target in North America: interior molded residential doors; interior stile and rail residential doors; exterior fiberglass residential doors; exterior steel residential doors; interior architectural wood doors; wood veneers and molded door facings; and door core.

We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Marshfield®, Premdor®, Mohawk®, Megantic®, Algoma®, Birchwood Best®, Lemieux®, Door-StopTM, Harring DoorsTM, Performance Doorset SolutionsTM and National HickmanTM are among the most recognized in the door industry and are associated with innovation, quality and value. In the year ended January 3, 2016, we sold approximately 33 million doors to more than 8,000 customers in 73 countries. Our fiscal year 2015 net sales to our end-markets by segment and in North America are set forth below:

Net Sales by Segment - 2015	North American Net Sales by End Market - 2015

North America
78%
Europe, Asia and
Latin America
19%
Africa
3%

See Note 15 to our consolidated financial statements for additional information about our segments.

Over the past several years, we have invested in advanced technologies to increase the automation of our manufacturing processes, increase quality and shorten lead times and introduced targeted e-commerce and other marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined acquisition strategy that solidified our presence in both the North American residential molded and stile and rail interior door markets and created leadership positions in the attractive North American commercial and architectural interior wood door, door core and wood veneer markets.

We operate 64 manufacturing and distribution facilities in 9 countries in North America, Europe, South America, Asia and Africa, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to cut costs, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.

Competitive Strengths

We believe the following competitive strengths differentiate us from other building product companies and position us for significant growth as part of a multi-year, multi stage recovery in our end markets.

Leading Market Positions in Targeted End Markets

Within the North American door market, we believe we hold either the number one or two market position in the seven product categories we target. We are one of the largest manufacturers of doors and door components in the world, selling approximately 33 million residential and architectural interior and exterior doors in 2015; approximately 21 million of which were sold in the United States, our largest market. We believe our scale and leadership positions support our commitment to invest in advanced manufacturing and e-commerce initiatives and develop innovative new products, to effectively service regional and national customers and to offer broad product lines across our markets, while reducing our materials and unit production costs.

Extensive Portfolio with Strong Brand Recognition

Our broad portfolio of brands is among the most recognized in the door industry and is associated with superior design, innovation, reliability and quality. Builder Magazine recognized the Masonite® brand as one of the leading interior door brands in the United States in 2015 in the following categories: Brand Used in Past Two Years,
Brand Used the Most.

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

Leading Technological Innovation Within the Door Industry

We believe we are a leader in technological innovation in the design of doors and door components and in the complex processes required to manufacture high quality products quickly and consistently. We intend to continue developing new and innovative products at our 145 thousand square foot innovation center in West Chicago, Illinois, while improving critical processes in the manufacturing and selling of our products. Our future success will depend on our ability to develop and introduce new or improved products, to continue to improve our manufacturing and product service processes, and to protect our rights to the technologies used in our products. We have also created proprietary web-based sales and marketing tools, including MAX Masonite Xpress ConfiguratorSM for our residential and DoorbuilderTM for our architectural customer networks, to improve selection and order processes, reduce order entry errors, create more accurate quotes, improve communication and facilitate a better customer experience. As of January 3, 2016, we had 213 design patents and design patent applications and 172 utility patents and patent applications in the United States, and 197 foreign design patents and patent applications and 283 foreign utility patents and patent applications.

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

Experienced Management Team with Extensive Experience and a Successful Track Record

We are managed by results-driven executives with a proven track record of successfully managing multiple brands, winning new business, reducing costs and identifying, executing and integrating strategic acquisitions. Several members of our management team previously worked at Fortune 500 companies, including Honeywell International Inc. (formerly AlliedSignal Inc.), General Motors Company, General Electric Company and Newell Rubbermaid Inc., where they utilized advanced technologies to improve cost structures and create competitive advantages.

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

Develop Innovative, Market-Leading Products

We intend to continue developing new and innovative products to grow our sales and enhance our returns. On average we have introduced more than 150 new products and designs in each of the last three years. We plan to capitalize on the anticipated growth in door demand by continuing to introduce new, value-added products to build upon our comprehensive portfolio of door styles, designs, textures, components, options, applications and materials. We have consistently demonstrated the ability to develop products that are differentiated by compelling design features and recognized for their reliability and quality. For example, we recently introduced the Heritage® Series of doors that feature recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors.

Expand our Presence in Attractive Markets to Accelerate Growth and Improve Margins

We plan to continue to focus our operations on attractive new market and channel opportunities. For example, we believe we can expand our leading position in the North American architectural wood door market by focusing on strategic sectors within this market, such as education, health care and hospitality. By expanding our market presence and achieving greater economies of scale, we intend to capitalize on the anticipated recovery in the U.S. architectural construction market. Additionally, we believe we can expand our market growth in the architectural wood door market through the introduction of products with high design and performance attributes by focusing on certain markets within our Europe, Asia and Latin America segment. We are also focused on expanding our business in the residential new construction market and with professional repair, renovation and remodeling contractors, both domestically and internationally.

We are also increasing our focus on multi-location in-home remodeling distributors and contractors. This channel is expected to grow with a shift in certain demographics from a "Do it Yourself" to a "Do it For You" offering. Using enhanced marketing, training and e-commerce tools, our teams plan to target specific multi-location remodeling distributors and contractors and attempt to increase our overall presence in the important repair, renovation and remodeling business.

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

Continue to Pursue Operational Excellence

Since 2006 we have rolled out the Lean Six Sigma Continuous Manufacturing Improvement initiative to 46 facilities, awarded over 790 "belt" certifications to over 530 Masonite employees and saved over $170 million. In 2015, we introduced Masonite Lean Advantage ("MVantage") that is now included as an integral part of the Masonite 2016 Blueprint. MVantage represents a change from the project-based Lean Six Sigma to a Lean Enterprise Management System, focused on driving continuous improvement through a disciplined daily accountability process and quick response to performance issues. In 2015, we implemented the proof of concept in our Georgia facility and started the implementation in one of our Wisconsin architectural facilities, which is one of our largest sites. We have an aggressive plan to launch the first phase of MVantage in 2016, including the completion of the project at our Wisconsin facility.

Pursue Strategic Acquisitions to Create Leadership Positions

We intend to continue our disciplined approach to identifying, executing and integrating strategic acquisitions while maintaining a strong balance sheet, although we expect competition for the best candidates. We target companies who produce components for our existing operations, manufacture niche products and provide value-added services. Additionally, we target companies with strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. For example, from 2011 to 2015 we made eleven strategic acquisitions to create leadership positions in (i) the attractive North American architectural wood door and door core market through the acquisitions of Porta Industries, Inc. (“Marshfield”), Algoma Holding Company (“Algoma”), Les Portes Baillargeon, Inc. (“Baillargeon”), Harring Doors Corporation ("Harring") and USA Wood Door, Inc. ("USA Wood Door"), (ii) the North American interior stile and rail residential door market through the acquisitions of Portes Lemieux Inc. (“Lemieux”) and the assets of a door manufacturing operation located in Chile (the "Chile" acquisition) for servicing the North American market, (iii) the production and sale of wood veneers with the acquisition of Birchwood Lumber & Veneer Co., Inc. (“Birchwood”) and (iv) various markets in the United Kingdom with the acquisitions of Door-Stop International Limited ("Door-Stop"), Performance Doorset Solutions Limited ("PDS") and Hickman Industries Limited ("Hickman").

Product Lines

Residential Doors

We sell an extensive range of interior and exterior doors in a wide array of designs, materials, and sizes. While substantially all interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings), the use of wood in exterior doors in North America and Europe has declined over the last two decades as a result of the increased penetration of steel and fiberglass doors. Our exterior doors are made primarily of steel or fiberglass. Our residential doors are molded panel, flush, stile and rail, routed medium-density fiberboard (“MDF”), steel or fiberglass.

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

Fiberglass doors are considered premier exterior doors and are made by assembling two fiberglass door facings to a wood frame or composite material and injecting the core with polyurethane insulation. Led by the Barrington® door, our fiberglass door lines offer innovative designs, construction, and finishes. The Barrington® family of doors is specifically designed to replicate the construction, look, and feel of a real wood door. The Door-StopTM branded fiberglass doors are manufactured into prehung door sets and shipped to our customers with industry-leading lead times. We believe that our patented panel designs, sophisticated wood grain texturing and multiple application-specific construction processes will help our Barrington® and Belleville® fiberglass lines retain a distinct role in the exterior product category in the future.

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

Components

In addition to residential and architectural doors, we also sell several door components to the building materials industry. Within the residential new construction market, we provide interior door facings, agri-fiber and particleboard door cores, MDF and wood cut-stock components to multiple manufacturers. Within the architectural building construction market, we are a leading component supplier of various critical door components and the largest wood veneer door skin supplier. Additionally, we are one of the leading providers of mineral and particleboard door cores to the North American architectural door market.

Molded door facings are thin sheets of molded hardboard produced by grinding or defibrating wood chips, adding resin and other ingredients, creating a thick fibrous mat composed of dry wood fibers and pressing the mat between two steel press plates to form a molded sheet, the surface of which may be smooth or may contain a wood grain pattern. Following pressing, molded door facings are trimmed, painted and shipped to door manufacturing plants where they are mounted on frames to produce molded doors.

Door framing materials, commonly referred to as cut stock, are wood or MDF components that constitute the frame on which interior and exterior door facings are attached.    Door cores are pressed fiber mats of refined wood chips or agri-fiber used in the construction of solid core doors. For doors that must achieve a fire rating higher than 45 minutes, the door core consists of an inert mineral core.

New Products

We develop and engineer innovative products designed to influence the mix of products sold and provide the end user with doors and entry systems that enhance beauty and functionality while creating greater value to our customers. For example, on average we have introduced over 150 new products or product designs in each of the past three years, including three designs in the Heritage Collection of doors that feature recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. We also introduced our Vista Grande line of exterior fiberglass doors that integrate glass into the door in a seamless assembly, giving a wider view through the door and clean, modern design lines. We also recently introduced our Barn Door Hardware kits to provide contemporary style to interior openings.

More consumers are requesting products that are factory finished. We continue to develop and invest in factory finished products tailored to the needs of our residential and architectural markets.

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

In the residential market, we deploy an "All Products" cross merchandising strategy, which provides our retail and wholesale customers with access to our entire product range. Our "All Products" customers benefit from consolidating their purchases, leveraging our branding, marketing and selling strategies and improving their ability to influence the mix of products sold to generate greater value. We service our big box retail customers directly from our own door fabrication facilities which provide value added services and logistics, including store direct delivery of doors and entry systems and a full complement of in-store merchandising, displays and field service. Our wholesale residential channel customers are managed by our own sales professionals who focus on down channel initiatives designed to ensure our products are "pulled" through our North American wholesale distribution network.

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

Service Innovation

We leverage our marketing, sales and customer service activities to ensure our products are strategically pulled through our multiple distribution channels rather than deploying a more common, tactical "push" strategy like some of our competitors. Our marketing approach is designed to increase the value of each and every door opening we fill with our doors and entry systems, regardless of the channel being used to access our products.

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

Customers

During fiscal year 2015, we sold our products worldwide to more than 8,000 customers. We have developed strong relationships with these customers through our "all products" cross merchandising strategy. Our vertical integration facilitates our all products strategy with our Dorfab facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.

Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 16% of our total net sales in fiscal year 2015. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.

Distribution

Residential doors are primarily sold through wholesale and retail distribution channels.

•
Wholesale. In the wholesale channel, door manufacturers sell their products to homebuilders, contractors, lumber yards, dealers and building products retailers in two-steps or one step. Two-step distributors typically purchase doors from manufacturers in bulk and customize them by installing windows, or "lites", and pre-hanging them. One-step distributors sell doors directly to homebuilders and remodeling contractors who install the doors.

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

In the past few years, our research and development activities have had a significant focus on process and material improvements in our products. These improvements have led to significant reductions in manufacturing costs and improvements in product quality. Research and development activities also resulted in several new products including exterior fiberglass doors with a finish that is applied through digital printing technology. We have also directed our design innovation to address the growing need for safety and security, sound dampening and fire and impact resistant products in the architectural wood door market.

Manufacturing Process

Our Manufacturing operations consist of three major manufacturing processes: (1) component manufacturing, (2) door slab assembly and (3) value-added ready to install door fabrication.

We have a leading position in the manufacturing of door components, including internal framing components (stile and rails), glass inserts (lites), door core, interior veneer and molded door facings, and exterior door facings. The manufacturing of interior molded door facings is the most complex of these processes requiring a significant investment in large scale wood fiber processing equipment. Interior molded door facings are produced by combining fine wood particles, synthetic resins and other additives under heat and pressure in large multi-opening automated presses utilizing Masonite proprietary steel plates. The facings are then painted, cut and inspected in a second highly automated continuous operation prior to being packed for shipping to our door assembly plants. We operate five interior molded door facing plants around the world, two in North America and one in each of South America, Europe and Asia. Our sole United States based plant in Laurel, Mississippi is one of the largest door facing plants in the world and we believe one of the most technologically advanced in the industry.

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

Finally, interior flush and molded, stile and rail, louver and exterior door slabs manufactured at our door assembly plants are either sold directly to our customers or transferred to our door fabrication facilities where value added services are performed. These value added services include machining doors for hinges and locksets, installing the door slabs into ready to install frames, installing hardware, adding glass inserts and side lites, painting and staining, packaging and logistical services to our customers.

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

Through a sustained commitment to improve our safety performance, we have been successful in reducing the number of injuries sustained by our employees. In 2015, we experienced a total incident rate of 1.4 compared to 1.7 in 2011, despite the fact that during this period we acquired 22 facilities which, at the time of acquisition, had an incident rate of more than twice the Masonite average.

Environmental and Other Regulatory Matters

We strive to minimize any adverse environmental impact our operations might have to our employees, the general public and the communities of which we are a part. We are subject to extensive environmental laws and regulations. The geographic breadth of our facilities subjects us to environmental laws, regulations and guidelines in a number of jurisdictions, including, among others, the United States, Canada, Mexico, the United Kingdom, the Republic of Ireland, the Czech Republic, Chile, Malaysia and South Africa. Such laws, regulations and guidelines relate to, among other things, the discharge of contaminants into water and air and onto land, the storage and handling of certain regulated materials used in the manufacturing process, waste minimization, the disposal of wastes and the remediation of contaminated sites. Many of our products are also subject to various regulations such as building and construction codes, product safety regulations, health and safety laws and regulations and mandates related to energy efficiency.

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

Intellectual Property

In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Belleville®, Barrington®, Oakcraft®, Sta-Tru® HD, AvantGuard®, Flagstaff®, Hollister®, Sierra®, Specialty®, Fast-Frame®, Safe ’N Sound®, Palazzo Series®, Heritage®, Bellagio®, Capri®, Treviso®, Cheyenne®, Glenview®, Riverside®, Saddlebrook®, West EndTM, Mohawk®, Megantic®, Marshfield®, Birchwood Best®, Algoma®, NovodorTM, ArtisanTM, Artisan SFTM, RhinoDoor®, WeldrockTM, SuperstileTM, UnicolTM, Lemieux® and Harring DoorsTM. In Europe, doors are marketed under the Masonite®, Premdor®, CrosbyTM, Door-StopTM, Performance Doorset SolutionsTM and National HickmanTM brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.

We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 213 design patents and design patent applications and 172 utility patents and patent applications. We currently have 197 foreign design patents and patent applications and 283 foreign utility patents and patent applications. Our patents are generally applicable for 14 years and our trademarks and trade names are generally applicable for 5 years and are renewable.

Competition

The North American door industry is highly competitive and includes a number of global and local participants. In the U.S. residential interior door market, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of door facings. There are also a number of smaller competitors in the residential interior door market that primarily source door facings from third party suppliers. In the U.S. residential exterior door market, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru and Feather River. In the U.S. non-residential building construction door market, the primary participants are Masonite, VT Industries, Graham Wood Doors and Eggers Industries. Our primary market in Europe is the United Kingdom. The United Kingdom door industry is similarly competitive, including a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, service ability, distribution capabilities and value.

We also face competition in the other countries we operate. Competitors based in Canada include other manufacturers that distribute on a national basis as well as smaller regional manufacturers, which focus on particular products. In Europe, South America and Asia, we face significant competition from a number of regionally based competitors and importers.

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

Employees

As of January 3, 2016, we employed approximately 10,200 employees and contract laborers. This includes approximately 3,000 unionized employees, approximately half of whom are located in various foreign locations with the remainder in North America. Employees in many European countries participate in industry-wide unions with centralized bargaining. Local issues are, however, typically negotiated separately.

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

In many of the non-North American markets in which we manufacture and sell our products, economic conditions deteriorated as various countries are suffering from the after effects of the global financial downturn that began in the United States in 2006. Certain of our non-North American markets were acutely affected by the housing downturn and future downturns could cause excess capacity in housing and building products, including doors and door products, which may make it difficult for us to raise prices. Due in part to both market and operating conditions, we exited certain markets in the past several years, including the Ukraine, Turkey, Romania, Hungary, Poland, Israel and France. We continue to evaluate such market and operating conditions and may take similar actions in the future.

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

Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten major customers together accounted for approximately 39% of our net sales in fiscal year 2015, while our largest customer, The Home Depot, accounted for approximately 16% of our net sales in fiscal year 2015. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, our largest customer, The Home Depot, performs periodic line reviews to assess its product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales.

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

In many of the countries in which we operate, an increasingly large number of building products are sold through large retail home centers and other large retailers. In addition, we have experienced consolidation of distributors in our wholesale distribution channel and among businesses operating in different geographic regions resulting in more customers operating nationally and internationally. If the consolidation of our customers and distributors were to continue, leading to the further increase of their size and purchasing power, we may be challenged to continue to provide consistently high customer service levels for increasing sales volumes, while still offering a broad portfolio of innovative products and on-time and complete deliveries. If we fail to provide high levels of service, broad product offerings, competitive prices and timely and complete deliveries, we could lose a substantial amount of our customer base and our profitability, margins and net sales could decrease. Consolidation of our customers could also result in the loss of a customer or a substantial portion of a customer's business.

If we are unable to accurately predict future demand preferences for our products, our business and results of operations could be materially affected.

A key element to our continued success is the ability to maintain accurate forecasting of future demand preferences for our products. Our business in general is subject to changing consumer and industry trends, demands and preferences. Changes to consumer shopping habits and potential trends towards "online" purchases could also impact our ability to compete as we currently sell our products mainly through our distribution channel. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, and could materially adversely affect us. In addition, we are subject to the risk that new products could be introduced that would replace or reduce demand for our products. Furthermore, new proprietary designs and/or changes in manufacturing technologies may render our products obsolete or we may not be able to manufacture products or designs at prices that would be competitive in the marketplace. We may not have sufficient resources to make necessary investments or we may be unable to make the investments or acquire the intellectual property rights necessary to develop new products or improve our existing products.

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

Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. We have not experienced any material breaches in security in our recent history. Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our consolidated financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we are in the process of implementing a new enterprise resource planning system in our architectural business. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources and impact our ability to efficiently service our customers. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.

Increases in labor costs, potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. We have approximately 10,200 employees worldwide, including approximately 3,000 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, Mexico and the United Kingdom, which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, such as the four week labor strike we experienced at our South African facility in 2011, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, such as the attempt to organize our Northumberland facility in 2015, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

As of January 3, 2016, our accumulated benefit obligations under our United States and United Kingdom defined benefit pension plans exceeded the fair value of plan assets by $21.0 million and $7.4 million, respectively. During the years ended January 3, 2016, December 28, 2014 and December 29, 2013, we contributed $5.2 million, $5.4 million and $3.2 million, respectively, to the United States pension plan and $0.9 million, $0.8 million and $0.9 million, respectively, to the United Kingdom pension plan. Additional contributions will be required in future years. We currently anticipate making $5.0 million and $0.9 million of contributions to our United States and United Kingdom pension plans, respectively, in 2016. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, our United States pension plans are subject to Title IV of the United States Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or the PBGC, generally has the authority to terminate an underfunded pension plan if the possible long-run loss to the PBGC with respect to the plan may reasonably be expected to increase substantially if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC which could be equal to the entire amount of the underfunding.

Our recent acquisitions and any future acquisitions, if available, could be difficult to integrate and could adversely affect our operating results.

In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of USA Wood Door, Hickman and PDS in 2015; Harring and Door-Stop in 2014; the assets of a door manufacturing operation located in Chile in 2013; Lemieux, Algoma, and Baillargeon in 2012; and Birchwood and Marshfield in 2011. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve building product categories other than doors. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.

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

We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended January 3, 2016, approximately 78% of our net sales were in North America, 19% in Europe, Asia and Latin America and 3% in Africa. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.

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

Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 36% for the year ended January 3, 2016. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.

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

We operate facilities in 9 countries and sell our products in 73 countries around the world. As a result of these international operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the United States Foreign Corrupt Practices Act ("FCPA"), the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.

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

Our estimated annual payment obligation for 2016 with respect to our consolidated indebtedness is $26.7 million of interest payments. When we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

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

As of January 3, 2016, shareholders owning 5% or more of our outstanding common shares reported their significant ownership positions in their Schedule 13G filings. As a result of their holdings, these shareholders may be able to significantly influence the outcome of any matters requiring approval by our shareholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Tampa, Florida. The following table provides certain information regarding our properties of 2,000 square feet and more as of January 3, 2016.

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
United States	Haleyville, AL	Manufacturing	260,000	Owned
	Moreno Valley, CA	Manufacturing	252,000	Leased
	Stockton, CA	Manufacturing	134,000	Leased
	Stockton, CA	Manufacturing	96,000	Owned
	Stockton, CA	Manufacturing	92,000	Owned
	Stockton, CA	Office/Warehouse	50,000	Owned
	Stockton, CA	Maintenance/Storage	3,000	Owned
	Stockton, CA	Storage	3,000	Owned
	Ukiah, CA	Vacant Land	48 acres	Owned
	Largo, FL	Manufacturing	50,000	Leased
	Tampa, FL	Office/Warehouse	156,000	Leased
	Tampa, FL	Office	48,000	Leased
	Tampa, FL	Office	32,000	Leased
	Tampa, FL	Display Center	44,000	Leased
	Yulee, FL	Manufacturing	136,000	Leased
	Lawrenceville, GA	Manufacturing	246,000	Leased
	Marietta, GA	Office	8,000	Leased
	West Chicago, IL	R&D	145,000	Owned
	South Bend, IN	Warehouse	50,000	Leased
	Walkerton, IN	Manufacturing	190,000	Owned
	Pittsburg, KS	Manufacturing	338,000	Owned
	Pittsburg, KS	Warehouse	66,000	Owned
	Pittsburg, KS	Warehouse	23,000	Leased
	Lake Charles, LA	Manufacturing	150,000	Leased
	Laurel, MS	Manufacturing	2,080,000	Owned
	North Platte, NE	Manufacturing	96,000	Owned
	North Platte, NE	Warehouse	9,000	Leased
	Thorofare, NJ	Manufacturing	60,000	Leased
	Kirkwood, NY	Manufacturing	138,000	Leased
	Kirkwood, NY	Warehouse	22,000	Leased
	Charlotte, NC	Manufacturing	220,000	Leased
	Wahpeton, ND	Manufacturing	93,000	Leased
	Broken Bow, OK	Manufacturing	200,000	Owned (1)
	Vandalia, OH	Manufacturing	102,000	Leased
	Northumberland, PA	Manufacturing	198,000	Owned
	Northumberland, PA	Warehouse	8,000	Leased
	Denmark, SC	Manufacturing	170,000	Owned
	Denmark, SC	Manufacturing	133,000	Owned
	Dickson, TN	Manufacturing	217,000	Owned
	Jefferson City, TN	Manufacturing	150,000	Leased

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
United States	Jefferson City, TN	Warehouse	30,000	Leased
	Grand Prairie, TX	Manufacturing	24,000	Leased
	Greenville, TX	Manufacturing	254,000	Owned
	Greenville, TX	Warehouse	105,000	Owned
	Mesquite, TX	Manufacturing	233,000	Leased
	Danville, VA	Warehouse	16,000	Leased
	Fredericksburg, VA	Manufacturing	40,000	Leased
	Luray, VA	Warehouse	75,000	Leased
	Stanley, VA	Manufacturing	113,000	Owned
	Winchester, VA	Manufacturing	110,000	Leased
	Winchester, VA	Warehouse	57,000	Leased
	Winchester, VA	Warehouse	50,000	Leased
	Winchester, VA	Warehouse	20,000	Leased
	Algoma, WI	Manufacturing	600,000	Leased
	Algoma, WI	Warehouse	5,000	Leased
	Birchwood, WI	Manufacturing	139,000	Owned
	Marshfield, WI	Manufacturing	700,000	Owned
	Thorp, WI	Manufacturing	62,000	Owned
Canada	Calgary, AB	Warehouse	20,000	Leased
	Langley, BC	Manufacturing	260,000	Leased
	Yarrow, BC	Manufacturing	186,000	Owned
	Concord, ON	Manufacturing/Office	214,000	Leased
	London, ON	Manufacturing	55,000	Leased
	Berthierville, QC	Closed	154,000	Owned
	Lac-Mégantic, QC	Manufacturing	172,000	Owned
	Lac-Mégantic, QC	Manufacturing	148,000	Owned
	Lac-Mégantic, QC	Warehouse	42,000	Owned
	Lac-Mégantic, QC	Warehouse	40,000	Leased
	Lac-Mégantic, QC	Warehouse	18,000	Owned
	Lac-Mégantic, QC	Warehouse	15,000	Owned
	Lac-Mégantic, QC	Warehouse	15,000	Leased
	Lac-Mégantic, QC	Warehouse	6,000	Owned
	Sacré-Coeur, QC	Manufacturing	90,000	Owned (1)
	Saint Éphrem, QC	Manufacturing	70,000	Owned
	Saint Éphrem, QC	Warehouse	5,000	Leased
	Saint Romuald, QC	Manufacturing	72,000	Leased
	Saint Romuald, QC	Warehouse	40,000	Leased
	Windsor, QC	Manufacturing	150,000	Owned
	Windsor, QC	Manufacturing	48,000	Owned
	Windsor, QC	Warehouse	15,000	Leased
	Windsor, QC	Warehouse	12,000	Leased
	Windsor, QC	Warehouse	12,000	Leased

Country	Facility Location	Principal Purpose	Square Footage / Acreage	Status
Chile	Cabrero	Manufacturing	273,000	Owned
	Cabrero	Manufacturing	101,000	Leased
	Cabrero	Warehouse	32,000	Leased
	Cabrero	Warehouse	24,000	Leased
	Cabrero	Warehouse	24,000	Leased
	Chillán	Manufacturing	146,000	Owned
	Colina	Warehouse	9,000	Leased
Costa Rica	Limon/Guapiles	Forest	16,732 acres	Owned
Czech Republic	Jihlava	Manufacturing	296,000	Leased
	Jihlava	Warehouse	28,000	Leased
Ireland	Carrick-on-Shannon	Manufacturing	620,000	Owned
Malaysia	Bintulu	Manufacturing	151,000	Leased
Mexico	Ciénega de Flores	Manufacturing	181,000	Owned
South Africa	Estcourt	Manufacturing	791,000	Owned (1)
	Johannesburg	Office	2,000	Leased
	KwaZulu Natal	Forest	55,599 acres	Owned (1)
	Riverhorse Valley	Office	10,000	Leased
United Kingdom	Barnsley	Manufacturing	504,000	Owned
	Barnsley	Warehouse	55,000	Leased
	Dudley	Manufacturing	27,000	Owned
	Dudley	Manufacturing	25,000	Leased
	Dudley	Manufacturing	17,000	Owned
	Dudley	Warehouse	32,000	Leased
	Dudley	Warehouse	20,000	Leased
	Glenrothes	Warehouse/Office	65,000	Leased
	Huthwaite	Manufacturing	120,000	Leased
	Littleborough	Manufacturing	52,000	Leased
	Littleborough	Manufacturing	41,000	Owned
	Middlesbrough	Manufacturing	12,000	Leased
	Stockton-on-Tees	Closed	80,000	Leased
	Wolverhampton	Manufacturing	24,000	Leased
	Wolverhampton	Manufacturing	18,000	Owned
	Wolverhampton	Manufacturing	15,000	Owned
	Wolverhampton	Warehouse	82,000	Leased
	Wolverhampton	Warehouse	57,000	Leased
	Wolverhampton	Office	18,000	Owned
	Wolverhampton	Office	4,000	Owned
___________________
(1) Less than wholly owned facility

Item 3. Legal Proceedings
We are involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position, results of operations or cash flows.
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

	2015		2014
	High	Low	High	Low
First quarter	$67.15	$57.70	$62.25	$52.81
Second quarter	72.00	65.83	59.35	48.02
Third quarter	73.26	63.06	59.00	48.37
Fourth quarter	67.39	58.38	61.06	52.08

Holders
As of March 2, 2016, we had two record holders of our common shares, including Cede & Co., the nominee of the Depository Trust Corporation.

Dividends

We do not intend to pay any cash dividends on our common shares for the foreseeable future and instead may retain earnings, if any, for future operations and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, liquidity requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our ABL Facility and in the indenture governing our senior notes. Future agreements may also limit our ability to pay dividends. See Note 7 to our audited consolidated financial statements contained elsewhere in this Annual Report for restrictions on our ability to pay dividends.

Stock Performance Graph
The following graph depicts the total return to shareholders from September 9, 2013, the date our common shares became listed on the NYSE, through January 3, 2016, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on September 9, 2013, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through January 3, 2016)

	September 9, 2013	December 29, 2013	December 28, 2014	January 3, 2016
Masonite International Corporation	$100.00	$114.49	$117.57	$118.32
Standard & Poor's 500 Index	100.00	113.98	129.58	131.37
Standard & Poor's 1500 Building Products Index	100.00	124.47	136.04	170.49

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 23, 2016, the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may repurchase from time to time up to $150 million of its outstanding common shares.
Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of January 3, 2016, and December 28, 2014, and for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of December 29, 2013, December 30, 2012, and January 1, 2012, and for the years ended December 30, 2012, and January 1, 2012, have been derived from the audited consolidated financial statements not included in this Annual Report.

This historical data includes, in the opinion of management, all adjustments necessary for a fair presentation of the operating results and financial condition of the Company for such periods and as of such dates. The results of operations for any period are not necessarily indicative of the results of future operations. Since 2011, we have completed several acquisitions. The results of these acquired entities are included in our consolidated statements of comprehensive income (loss) for the periods subsequent to the respective acquisition date. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended
(In thousands of U.S. dollars, except for share and per share amounts)	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Operating Results:
Net sales	$1,871,965	$1,837,700	$1,731,143	$1,676,005	$1,489,179
Gross profit	350,850	265,399	225,507	216,304	185,359
Income (loss) from continuing operations	(41,741)	(33,488)	(8,362)	(21,802)	(4,152)
Net income (loss)	(42,649)	(34,118)	(8,960)	(20,322)	(4,455)
Net income (loss) attributable to Masonite	(47,111)	(37,340)	(11,010)	(23,245)	(6,534)
Income (loss) from continuing operations attributable to Masonite shareholders per common share (basic and diluted)	(1.53)	(1.24)	(0.37)	(0.89)	(0.23)
Net income (loss) attributable to Masonite shareholders per common share (basic and diluted)	(1.56)	(1.26)	(0.39)	(0.84)	(0.24)
Cash Flow Data:
Capital expenditures	51,065	50,147	45,971	48,419	42,413
Balance Sheet Data: (1)
Working capital (2)	326,428	455,335	377,312	398,903	371,167
Total assets	1,499,149	1,616,146	1,566,345	1,619,105	1,507,466
Total debt	468,856	503,785	370,383	370,343	267,876
Total equity	655,566	735,499	825,562	837,815	848,483
____________
(1) Historical amounts have been reclassified to conform to the current basis of presentation.
(2) Working capital is defined as current assets less current liabilities and includes cash restricted by letters of credit.

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended January 3, 2016, December 28, 2014, and December 29, 2013. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Overview
We are a leading global designer, manufacturer and distributor of interior and exterior doors for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale, retail and direct distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems. In the year ended January 3, 2016, sales of interior and exterior products accounted for 71.8% and 28.2% of net sales, respectively.
We operate 64 manufacturing and distribution facilities in 9 countries in North America, South America, Europe, Africa and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are currently organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. In the year ended January 3, 2016, we generated net sales of $1,467.1 million or 78.4%, $356.2 million or 19.0% and $48.6 million or 2.6% in our North America; Europe, Asia and Latin America; and Africa segments, respectively.
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

MASONITE INTERNATIONAL CORPORATION

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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2015, our top ten customers together accounted for approximately 39% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 16% of our net sales in fiscal year 2015. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years we have initiated, and in the future we may initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of January 3, 2016, we do not expect to incur any material future charges for the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $6 million.

MASONITE INTERNATIONAL CORPORATION

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.5 million of charges, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $1.9 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of January 3, 2016, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan. The 2014 Plan has been estimated to have increased our annual earnings and cash flows by approximately $4 million.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Restructuring Plan"). Costs associated with the 2013 Restructuring Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of January 3, 2016, we do not expect to incur any material future charges for the 2013 Restructuring Plan. The 2013 Restructuring Plan has been estimated to have increased our annual earnings and cash flows by approximately $5 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the years ended January 3, 2016, December 28, 2014, and December 29, 2013 approximately 36%, 42% and 42% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Losses from currency translation adjustments during the year ended January 3, 2016, were $34.6 million, which were primarily driven by the weakening of the Canadian Dollar and the Euro against the U.S. Dollar.
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

Acquisitions, Disposition and Deconsolidated Entities
We are pursuing a strategic initiative of optimizing our global business portfolio. As part of this strategy, in the last several years we have pursued strategic acquisitions targeting companies who produce components for our existing operations, manufacture niche products and provide value-added services. Additionally, we target companies with strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. We also continuously analyze our operations to determine which businesses, market channels and products create the most value for our customers and acceptable returns for our shareholders.
Acquisitions

•
USA Wood Door: On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of approximately $13.7 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machined, re-sized and value-added additions to both unfinished and prefinished doors in short lead times.

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

MASONITE INTERNATIONAL CORPORATION

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

Disposition and Deconsolidated Entities

•
South Africa: On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited (“MAL”), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. MAL comprises the entire operations of our Africa Segment. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintain operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015, which resulted in a loss on deconsolidation of $30.3 million, which was recognized during the fourth quarter of 2015 in the Africa segment.

•
France: On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the “Buyer”). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. The disposition of this business resulted in a loss on deconsolidation of $29.7 million, which was recognized during the third quarter of 2015 in the Europe, Asia and Latin America segment.

•
Israel: Effective August 20, 2014, Masonite Israel Ltd., one of our wholly-owned subsidiaries, was deconsolidated due to our loss of operational control over the entity, as further described in Key Factors Affecting our Results of Operations - Organizational Restructuring above.

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
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers and includes the cost of raw materials, direct labor, overhead, distribution and depreciation associated with assets used to manufacture products. Research and development costs are primarily included within cost of goods sold. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 68%, 67%, and 64% for the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

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

MASONITE INTERNATIONAL CORPORATION

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
Interest Expense, Net
Interest expense, net relates primarily to our consolidated senior unsecured indebtedness. Subsequent to March 23, 2015, interest expense, net relates to our $475.0 million aggregate principal amount of 5.625% senior unsecured notes due March 15, 2023 (the "2023 Notes"). Prior to March 23, 2015, interest expense related to our $500.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021. Debt issuance costs incurred in connection with the 2023 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. Certain issuances of our 8.25% senior unsecured notes due 2021 resulted in premiums that were amortized to interest expense over their respective terms. Unamortized premiums and unamortized debt issuance costs relating to the notes redeemed were written off upon redemption. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized debt issuance costs.
Other Expense (Income), Net
Other expense (income), net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses.

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
Segment Information

Our reportable segments are currently organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. As a result of the deconsolidation of the Africa segment, we are reassessing how we manage our business and allocate resources, which could result in a change in our reportable segments during fiscal year 2016.

Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Beginning with the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. Furthermore, beginning with the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revisions to this definition had no impact on our reported Adjusted EBITDA for the years ended December 28, 2014, or December 29, 2013. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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
Results of Operations

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Net sales	$1,871,965	$1,837,700	$1,731,143
Cost of goods sold	1,521,115	1,572,301	1,505,636
Gross profit	350,850	265,399	225,507
Gross profit as a % of net sales	18.7%	14.4%	13.0%
Selling, general and administration expenses	244,145	224,077	207,166
Selling, general and administration expenses as a % of net sales	13.0%	12.2%	12.0%
Restructuring costs	5,678	11,137	10,630
Asset impairment	9,439	18,202	1,904
Loss (gain) on disposal of subsidiaries	59,984	—	—
Operating income (loss)	31,604	11,983	5,807
Interest expense (income), net	32,884	41,525	33,230
Loss on extinguishment of debt	28,046	—	—
Other expense (income), net	(1,757)	(587)	2,316
Income (loss) from continuing operations before income tax expense (benefit)	(27,569)	(28,955)	(29,739)
Income tax expense (benefit)	14,172	4,533	(21,377)
Income (loss) from continuing operations	(41,741)	(33,488)	(8,362)
Income (loss) from discontinued operations, net of tax	(908)	(630)	(598)
Net income (loss)	(42,649)	(34,118)	(8,960)
Less: net income (loss) attributable to non-controlling interest	4,462	3,222	2,050
Net income (loss) attributable to Masonite	$(47,111)	$(37,340)	$(11,010)
Year Ended January 3, 2016, Compared with Year Ended December 28, 2014
Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Our 2015 fiscal year, which ends on January 3, 2016, contains 53 weeks of operating results, with the additional week occurring in the fourth quarter.

Net Sales
Net sales in the year ended January 3, 2016, were $1,872.0 million, an increase of $34.3 million or 1.9% from $1,837.7 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $92.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $127.2 million or 6.9% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $94.3 million or 5.1% compared to 2014. Also contributing to this increase were higher unit volumes in 2015, which increased net sales by $30.5 million or 1.7% compared to 2014 and net sales of other products to external customers, which were $2.4 million higher in 2015 compared to 2014. The change in unit volumes includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products in the year ended January 3, 2016, was 71.8% and 28.2%, respectively, compared to 70.4% and 29.6% in the year ended December 28, 2014.
Net Sales and Percentage of Net Sales by Principal Geographic Region

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014
North America	$1,467,922	$1,396,844
North America intersegment	(797)	(813)
North America net sales to external customers	1,467,125	1,396,031
Percentage of net sales	78.4%	76.0%

Europe, Asia and Latin America	380,872	409,550
Europe, Asia and Latin America intersegment	(24,668)	(24,460)
Europe, Asia and Latin America net sales to external customers	356,204	385,090
Percentage of net sales	19.0%	21.0%

Africa	48,636	56,579
Africa intersegment	—	—
Africa net sales to external customers	48,636	56,579
Percentage of net sales	2.6%	3.0%

Net sales to external customers	$1,871,965	$1,837,700

North America

Net sales to external customers from facilities in the North America segment in the year ended January 3, 2016, were $1,467.1 million, an increase of $71.1 million or 5.1% from $1,396.0 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $50.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $122.0 million or 8.7% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $78.3 million or 5.6% compared to 2014. Also contributing to this increase were higher unit volumes in 2015, which increased net sales by $40.0 million or 2.9% and higher net sales of other products to external customers, which were $3.7 million higher in 2015 compared to 2014.

The proportion of net sales from interior and exterior products in the year ended January 3, 2016, was 69.3% and 30.7%, respectively, compared to 66.7% and 33.3% in the year ended December 28, 2014.
Europe, Asia and Latin America
Net sales to external customers from facilities in the Europe, Asia and Latin America segment in the year ended January 3, 2016, were $356.2 million, a decrease of $28.9 million or 7.5% from $385.1 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $33.7 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $4.8 million or 1.2% due to changes in unit volume, average unit price and sales of other products. Average unit price increased net sales in 2015 by $19.7 million or 5.1% compared to 2014. Partially offsetting this increase were lower unit volumes in 2015, which decreased net sales by $13.6 million or 3.5% and net sales of other products to external customers, which were $1.3 million lower in 2015 compared to 2014. The change in unit volumes includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

The proportion of net sales from interior and exterior products for the year ended January 3, 2016, was 78.0% and 22.0%, respectively, compared to 79.2% and 20.8% in the year ended December 28, 2014.
Africa
Net sales to external customers from facilities in the Africa segment in the year ended January 3, 2016, were $48.6 million, a decrease of $8.0 million or 14.1% from $56.6 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $8.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $0.3 million or 0.5% due to changes in unit volume and average unit price. Higher unit volumes increased net sales by $4.0 million or 7.1%. Partially offsetting this increase were lower average unit prices, which decreased net sales by $3.7 million or 6.5% in 2015 compared to 2014. Volume increases are primarily due to the recovery of volumes following the 2014 explosion at the Estcourt Mill.
On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We are insured against property loss and business interruption, and we recognized final payment of $2.4 million in business interruption insurance proceeds during the year ended January 3, 2016, and partial payment of $3.5 million during the year ended December 28, 2014. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss).

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 81.3% and 85.6% for the year ended January 3, 2016, and December 28, 2014, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impact of average unit price on our net sales, our increased operating leverage and our continued cost control efforts. Material cost of sales, direct labor, overhead, distribution and depreciation as a percentage of net sales in 2015 decreased 2.0%, 0.7%, 0.7%, 0.3% and 0.6%, respectively, over the 2014 period.
Selling, General and Administration Expenses
In the year ended January 3, 2016, selling, general and administration expenses, as a percentage of net sales, were 13.0% compared to 12.2% in the year ended December 28, 2014, an increase of 80 basis points.
Selling, general and administration expenses in the year ended January 3, 2016, were $244.1 million, an increase of $20.0 million from $224.1 million in the year ended December 28, 2014. The increase was driven by a $21.8 million increase in personnel costs, $3.6 million of increased shared based compensation expense, $1.7 million of increased advertising costs, $1.6 million of increased depreciation and amortization, a $1.1 million reduction in business interruption insurance proceeds and other increases of $1.2 million. These increases were partially offset by favorable foreign exchange impacts of $7.9 million and a net $3.1 million incremental comparative benefit from our 2015 and 2014 acquisitions, the deconsolidation of Israel and the disposition of our door business in France. The increased personnel costs were driven by a combination of wage inflation, investments in personnel and an increase in the bonus accrual compared to the prior year.

Restructuring Costs
Restructuring costs in the year ended January 3, 2016, were $5.7 million, compared to $11.1 million in the year ended December 28, 2014. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan. Costs incurred in 2014 were related primarily to the 2014 Plan.
Asset Impairment
Asset impairment charges in the year ended January 3, 2016, were $9.4 million. Asset impairment charges resulted from the sale of Premdor S.A.S., Masonite's door business in France, which was determined to be a triggering event requiring a test of the indefinite-lived trade name assets of the Europe, Asia and Latin America segment. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method.

MASONITE INTERNATIONAL CORPORATION

Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $60.0 million in the year ended January 3, 2016. This charge arose as a result of the deconsolidation of Masonite (Africa) Limited ("MAL"), our African subsidiary, and the disposition of Premdor S.A.S., our door business in France. The charge is comprised of the write-off of the consolidated carrying value of MAL of $26.2 million, the recognition of $24.6 million of cumulative translation adjustment out of accumulated other comprehensive income (loss) for MAL, the write-off of the consolidated carrying value of Premdor S.A.S. of $25.3 million and the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss) of $4.4 million for Premdor S.A.S.. These charges were partially offset by the derecognition of $10.5 million of noncontrolling interest in MAL and the recording of our remaining investment in MAL at its fair value of $10.0 million. Cash proceeds received for Premdor S.A.S. were nominal.
Interest Expense, Net

Interest expense, net, in the year ended January 3, 2016, was $32.9 million, compared to $41.5 million in the year ended December 28, 2014. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $28.0 million in the year ended January 3, 2016. This charge represents the difference between the redemption price of our senior unsecured notes due 2021 of $531.7 million and the net carrying amount of such notes of $503.7 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $31.7 million and the net carrying amount included unamortized premiums of $11.5 million, partially offset by unamortized debt issuance costs of $7.8 million.

Other Expense (Income), Net
Other expense (income), net, in the year ended January 3, 2016, was $(1.8) million, compared to $(0.6) million in the year ended December 28, 2014. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the year ended January 3, 2016, was $14.2 million, an increase of $9.7 million from $4.5 million of income tax expense in the year ended December 28, 2014. Our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate and losses in tax jurisdictions with existing valuation allowances. The increase in our income tax expense is primarily the result of mix of income or losses within the tax jurisdictions with various tax rates in which we operate and a $17.0 million increase in income tax expense attributable to deconsolidation and disposition of subsidiaries.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Year Ended January 3, 2016
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$165,175	$40,029	$(1,007)	$204,197
Adjusted EBITDA as a percentage of segment net sales	11.3%	11.2%	(2.1)%	10.9%

	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Adjusted EBITDA as a percentage of segment net sales	8.7%	4.1%	0.5%	7.5%

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended January 3, 2016
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$165,175	$40,029	$(1,007)	$204,197
Less (plus):
Depreciation	42,818	13,554	2,788	59,160
Amortization	16,558	7,153	14	23,725
Share based compensation expense	13,236	—	—	13,236
Loss (gain) on disposal of property, plant and equipment	1,334	325	(288)	1,371
Restructuring costs	2,067	2,501	1,110	5,678
Asset impairment	—	9,439	—	9,439
Loss (gain) on disposal of subsidiaries	(310)	29,721	30,573	59,984
Interest expense (income), net	57,898	(25,135)	121	32,884
Loss on extinguishment of debt	28,046	—	—	28,046
Other expense (income), net	207	(1,964)	—	(1,757)
Income tax expense (benefit)	17,421	(1,886)	(1,363)	14,172
Loss (income) from discontinued operations, net of tax	700	208	—	908
Net income (loss) attributable to non-controlling interest	4,462	—	—	4,462
Net income (loss) attributable to Masonite	$(19,262)	$6,113	$(33,962)	$(47,111)

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Less (plus):
Depreciation	39,567	17,543	3,512	60,622
Amortization	16,968	4,500	254	21,722
Share based compensation expense	9,605	—	—	9,605
Loss (gain) on disposal of property, plant and equipment	3,981	(322)	157	3,816
Restructuring costs	633	10,497	7	11,137
Asset impairment	—	18,202	—	18,202
Interest expense (income), net	69,559	(28,202)	168	41,525
Other expense (income), net	(953)	366	—	(587)
Income tax expense (benefit)	6,034	(40)	(1,461)	4,533
Loss (income) from discontinued operations, net of tax	569	61	—	630
Net income (loss) attributable to non-controlling interest	3,222	—	—	3,222
Net income (loss) attributable to Masonite	$(28,116)	$(6,850)	$(2,374)	$(37,340)
Adjusted EBITDA in our North America segment increased $44.1 million, or 36.4%, to $165.2 million in the year ended January 3, 2016, from $121.1 million in the year ended December 28, 2014. Adjusted EBITDA in the North America segment included corporate allocations of shared costs of $62.7 million and $48.8 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe, Asia and Latin America segment increased $24.2 million, or 153.2%, to $40.0 million in the year ended January 3, 2016, from $15.8 million in the year ended December 28, 2014. Adjusted EBITDA in the Europe, Asia and Latin America segment included an incremental comparative benefit from the deconsolidation of France and Israel of $7.3 million. Adjusted EBITDA in the Europe, Asia and Latin America segment also included corporate allocations of shared costs of $1.7 million and $2.4 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Africa segment decreased $1.3 million to $(1.0) million in the year ended January 3, 2016, from $0.3 million in the year ended December 28, 2014. Adjusted EBITDA in the Africa segment included $2.4 million and $3.5 million during 2015 and 2014, respectively, of proceeds from business interruption insurance as settlement related to the 2014 explosion at the Estcourt Mill in South Africa. Adjusted EBITDA in the Africa segment also included corporate allocations of shared costs of $2.6 million and $2.7 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Adjusted EBITDA as a percentage of segment net sales	8.7%	4.1%	0.5%	7.5%

	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Adjusted EBITDA as a percentage of segment net sales	6.8%	3.3%	8.0%	6.1%

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Less (plus):
Depreciation	39,567	17,543	3,512	60,622
Amortization	16,968	4,500	254	21,722
Share based compensation expense	9,605	—	—	9,605
Loss (gain) on disposal of property, plant and equipment	3,981	(322)	157	3,816
Restructuring costs	633	10,497	7	11,137
Asset impairment	—	18,202	—	18,202
Interest expense (income), net	69,559	(28,202)	168	41,525
Other expense (income), net	(953)	366	—	(587)
Income tax expense (benefit)	6,034	(40)	(1,461)	4,533
Loss (income) from discontinued operations, net of tax	569	61	—	630
Net income (loss) attributable to non-controlling interest	3,222	—	—	3,222
Net income (loss) attributable to Masonite	$(28,116)	$(6,850)	$(2,374)	$(37,340)

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Less (plus):
Depreciation	43,151	15,156	3,773	62,080
Amortization	15,079	1,979	—	17,058
Share based compensation expense	7,752	—	—	7,752
Loss (gain) on disposal of property, plant and equipment	944	(2,602)	(117)	(1,775)
Registration and listing fees	2,421	—	—	2,421
Restructuring costs	2,791	6,697	1,142	10,630
Asset impairment	1,904	—	—	1,904
Interest expense (income), net	63,003	(29,911)	138	33,230
Other expense (income), net	(848)	3,164	—	2,316
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)
Loss (income) from discontinued operations, net of tax	598	—	—	598
Net income (loss) attributable to non-controlling interest	2,050	—	—	2,050
Net income (loss) attributable to Masonite	$(29,236)	$18,145	$81	$(11,010)
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of January 3, 2016, we had $89.2 million of cash and cash equivalents, availability under our ABL Facility of $121.7 million and availability under our AR Sales Programs of $23.1 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $161.0 million during the year ended January 3, 2016, compared to $77.4 million during the year ended December 28, 2014. This $83.6 million increase in cash provided by operating activities was primarily due to a $79.1 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in 2015 compared to 2014. Also contributing to this increase were changes in working capital.
Cash provided by operating activities was $77.4 million during the year ended December 28, 2014, compared to $47.5 million during the year ended December 29, 2013. This $29.9 million increase in cash provided by operating activities was primarily due to a $18.8 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in 2014 compared to 2013. Also contributing to this increase were changes in working capital.
Cash used in investing activities was $180.2 million during the year ended January 3, 2016, compared to $100.9 million used during the year ended December 28, 2014. This $79.3 million increase in cash used in investing activities was primarily due to increased cash used in acquisitions of $63.1 million (net of cash acquired), increased cash losses on deconsolidation of $10.8 million and a decrease in proceeds from sales of property, plant and equipment of $5.7 million, partially offset by $0.3 million of other changes in investing cash flows.

Cash used in investing activities was $100.9 million during the year ended December 28, 2014, compared to $54.5 million used during the year ended December 29, 2013. This $46.4 million increase in cash used in investing activities was primarily due to increased cash used in acquisitions of $38.9 million (net of cash acquired), increased additions of property, plant and equipment of $4.1 million, a decrease in proceeds from sales of property, plant and equipment of $2.6 million and other investing outflows of $0.8 million.

Cash used in financing activities was $72.0 million during the year ended January 3, 2016, compared to $128.8 million provided during the year ended December 28, 2014. This $200.8 million net change in cash flows from financing activities was due to the $64.1 million net outflow from the issuance of the 2023 Notes and the repurchase of the 2021 Notes (as described below) during 2015. Cash inflows of $136.8 million were received from the issuance of the additional 2021 Notes during the year ended December 28, 2014, resulting in a net outflow of $200.9 million when comparing year over year. Partially offsetting this net outflow were other changes in financing cash flows of $0.1 million.

Cash provided by financing activities was $128.8 million during the year ended December 28, 2014, compared to $11.1 million used during the year ended December 29, 2013. This $139.9 million net change in cash flows from financing activities was due to the net inflow of $136.8 million received from the issuance of the additional 2021 Notes during the year ended December 28, 2014, a decrease of $2.7 million in minimum tax withholdings on share based awards and other changes of $0.4 million.

Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. As of January 3, 2016, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2016 to be approximately $65 million to $70 million. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
On February 23, 2016, our Board of Directors approved a share repurchase program pursuant to which we may repurchase from time to time up to $150 million of our outstanding common shares.

MASONITE INTERNATIONAL CORPORATION

Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of January 3, 2016, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

Accounts Receivable Sales Programs
We maintain accounts receivable sales programs with third parties (the "AR Sales Programs"). Under the AR Sales Programs, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to third parties who assume the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under these programs are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Programs are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Programs were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of comprehensive income (loss).
Senior Notes
On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as deferred financing costs and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with existing cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described in the footnotes to the consolidated financial statements) and to pay related premiums, fees and expenses.

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

MASONITE INTERNATIONAL CORPORATION

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
The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 3, 2016, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of January 3, 2016, and December 28, 2014, there were no amounts outstanding under the ABL Facility.

Supplemental Guarantor Financial Information

Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $1.6 billion, $1.5 billion and $1.4 billion for the years ended January 3, 2016, December 28, 2014, and December 29, 2013,
Our non-guarantor subsidiaries generated Adjusted EBITDA of $166.6 million, $121.0 million and $67.7 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.
Our non-guarantor subsidiaries had total assets of $1.3 billion and $1.4 billion as of January 3, 2016, and December 28, 2014, respectively; and total liabilities of $791.1 million and $771.0 million as of January 3, 2016, and December 28, 2014, respectively.

MASONITE INTERNATIONAL CORPORATION

Contractual Obligations

The following table presents our contractual obligations over the periods indicated as of January 3, 2016:

	Fiscal Year Ended
(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$475,000	$475,000
Scheduled interest payments	26,719	26,719	26,719	26,719	26,719	60,118	193,713
Operating leases	18,789	17,104	15,978	14,692	12,422	71,380	150,365
Pension contributions	5,876	920	2,366	3,615	3,766	11,080	27,623
Total (1)	$51,384	$44,743	$45,063	$45,026	$42,907	$617,578	$846,701
____________
(1) As of January 3, 2016, we have $8.0 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

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

Goodwill

We evaluate all business combinations for intangible assets that should be recognized and reported apart from goodwill. Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. We performed a quantitative impairment test during the fourth quarter of 2015 and determined that goodwill was not impaired. The fair value of the Architectural reporting unit included within the North America segment, which includes goodwill of $85.2 million in its carrying amount as of January 3, 2016, exceeded its carrying amount by 8% in the first step of the goodwill impairment test. While there was no identification of potential impairment, it is possible that the estimate of discounted cash flows may change in the near term resulting in the need to write down those assets to fair value. The estimated fair value of all other reporting units significantly exceeded the carrying values.

MASONITE INTERNATIONAL CORPORATION

Intangible Assets

Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the fourth quarter of 2015 and determined that indefinite-lived intangible assets were not impaired.

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

MASONITE INTERNATIONAL CORPORATION

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

Share Based Compensation Plan

We have a share based compensation plan, which dictates the issuance of common shares to employees as compensation through various grants of share instruments. We apply the fair value method of accounting using the Black-Scholes-Merton option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for the Restricted Stock Units awarded is based on the fair value of the restricted stock units at the date of grant. Additionally, the compensation expense for certain performance based awards is determined using the Monte Carlo simulation method. Compensation expense is recorded in the consolidated statements of comprehensive income (loss) and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the award, estimated risk free rate and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.

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

MASONITE INTERNATIONAL CORPORATION

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

Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Consolidated Financial Statements in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of January 3, 2016, or December 28, 2014.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of January 3, 2016, or December 28, 2014.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of January 3, 2016, or December 28, 2014, there were no outstanding borrowings under our ABL Facility.
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
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Masonite International Corporation and subsidiaries (the "Company") as of January 3, 2016 and December 28, 2014, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended January 3, 2016. We also have audited the Company’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masonite International Corporation and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida
March 2, 2016

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Net sales	$1,871,965	$1,837,700	$1,731,143
Cost of goods sold	1,521,115	1,572,301	1,505,636
Gross profit	350,850	265,399	225,507
Selling, general and administration expenses	244,145	224,077	207,166
Restructuring costs	5,678	11,137	10,630
Asset impairment	9,439	18,202	1,904
Loss (gain) on disposal of subsidiaries	59,984	—	—
Operating income (loss)	31,604	11,983	5,807
Interest expense (income), net	32,884	41,525	33,230
Loss on extinguishment of debt	28,046	—	—
Other expense (income), net	(1,757)	(587)	2,316
Income (loss) from continuing operations before income tax expense (benefit)	(27,569)	(28,955)	(29,739)
Income tax expense (benefit)	14,172	4,533	(21,377)
Income (loss) from continuing operations	(41,741)	(33,488)	(8,362)
Income (loss) from discontinued operations, net of tax	(908)	(630)	(598)
Net income (loss)	(42,649)	(34,118)	(8,960)
Less: net income (loss) attributable to non-controlling interest	4,462	3,222	2,050
Net income (loss) attributable to Masonite	$(47,111)	$(37,340)	$(11,010)

Earnings (loss) per common share attributable to Masonite:
Basic	$(1.56)	$(1.26)	$(0.39)
Diluted	$(1.56)	$(1.26)	$(0.39)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$(1.53)	$(1.24)	$(0.37)
Diluted	$(1.53)	$(1.24)	$(0.37)

Comprehensive income (loss):
Net income (loss)	$(42,649)	$(34,118)	$(8,960)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(34,637)	(48,667)	(12,096)
Pension and other post-retirement adjustment	(1,826)	(12,045)	15,571
Amortization of actuarial net losses	889	—	1,413
Pension settlement charges	2,400	—	—
Income tax benefit (expense) related to other comprehensive income (loss)	385	3,076	(6,266)
Other comprehensive income (loss), net of tax:	(32,789)	(57,636)	(1,378)
Comprehensive income (loss)	(75,438)	(91,754)	(10,338)
Less: comprehensive income (loss) attributable to non-controlling interest	3,362	2,244	1,289
Comprehensive income (loss) attributable to Masonite	$(78,800)	$(93,998)	$(11,627)

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	January 3, 2016	December 28, 2014
Current assets:
Cash and cash equivalents	$89,187	$192,037
Restricted cash	12,645	13,187
Accounts receivable, net	224,976	241,721
Inventories, net	208,393	222,732
Prepaid expenses	21,983	21,103
Income taxes receivable	1,762	1,796
Total current assets	558,946	692,576
Property, plant and equipment, net	534,234	576,234
Investment in equity investees	18,811	8,827
Goodwill	128,170	99,199
Intangible assets, net	225,932	203,372
Long-term deferred income taxes	16,899	19,194
Other assets, net	16,157	16,744
Total assets	$1,499,149	$1,616,146

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,480	$98,199
Accrued expenses	136,029	137,681
Income taxes payable	9	1,361
Total current liabilities	232,518	237,241
Long-term debt	468,856	503,785
Long-term deferred income taxes	98,682	85,507
Other liabilities	43,527	54,114
Total liabilities	843,583	880,647
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 30,427,865 and 30,015,321 shares issued and outstanding as of January 3, 2016, and December 28, 2014, respectively.	663,600	657,292
Additional paid-in capital	231,363	225,918
Accumulated deficit	(144,628)	(97,517)
Accumulated other comprehensive income (loss)	(107,948)	(76,259)
Total equity attributable to Masonite	642,387	709,434
Equity attributable to non-controlling interests	13,179	26,065
Total equity	655,566	735,499
Total liabilities and equity	$1,499,149	$1,616,146

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 30, 2012	27,943,774	$633,910	$240,784	$(49,167)	$(18,984)	$806,543	$31,272	$837,815

Net income (loss)				(11,010)		(11,010)	2,050	(8,960)
Other comprehensive income (loss), net of tax					(617)	(617)	(761)	(1,378)
Dividends to non-controlling interests						—	(3,723)	(3,723)
Share based compensation expense			7,752			7,752		7,752
Common shares issued for delivery of share based awards	1,141,247	12,286	(12,286)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(5,944)			(5,944)		(5,944)
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(37,340)		(37,340)	3,222	(34,118)
Other comprehensive income (loss), net of tax					(56,658)	(56,658)	(978)	(57,636)
Dividends to non-controlling interests						—	(5,017)	(5,017)
Share based compensation expense			9,605			9,605		9,605
Common shares issued for delivery of share based awards	650,892	6,996	(6,996)			—		—
Common shares issued for exercise of warrants	279,408	4,100	(3,837)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,160)			(3,160)		(3,160)
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(47,111)		(47,111)	4,462	(42,649)
Other comprehensive income (loss), net of tax					(31,689)	(31,689)	(1,100)	(32,789)
Dividends to non-controlling interests						—	(5,797)	(5,797)
Deconsolidation of non-controlling interest						—	(10,451)	(10,451)
Share based compensation expense			13,236			13,236		13,236
Common shares issued for delivery of share based awards	399,198	5,460	(5,460)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,114)			(2,114)		(2,114)
Common shares issued under employee stock purchase plan	12,913	846	(215)			631		631
Common shares issued for exercise of warrants	433	2	(2)			—		—
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(144,628)	$(107,948)	$642,387	$13,179	$655,566

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	January 3, 2016	December 28, 2014	December 29, 2013
Net income (loss)	$(42,649)	$(34,118)	$(8,960)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	908	630	598
Loss (gain) on disposal of subsidiaries	59,984	—	—
Non-cash charges included in restructuring costs	—	7,577	1,367
Loss on extinguishment of debt	28,046	—	—
Depreciation	59,160	60,622	62,080
Amortization	23,725	21,722	17,058
Share based compensation expense	13,236	9,605	7,752
Deferred income taxes	9,097	(1,970)	(23,177)
Unrealized foreign exchange loss (gain)	(3,238)	328	2,928
Share of loss (income) from equity investees, net of tax	(1,473)	(1,344)	(1,020)
Dividend from equity investee	1,440	—	1,170
Pension and post-retirement expense (funding), net	(3,727)	(6,827)	(1,855)
Non-cash accruals and interest	1,587	(365)	915
Loss (gain) on sale of property, plant and equipment	1,371	3,816	(1,775)
Asset impairment	9,439	18,202	1,904
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	27,150	(14,047)	9,168
Inventories	(2,071)	(12,843)	(8,720)
Prepaid expenses	(5,424)	1,387	(3,527)
Accounts payable and accrued expenses	(8,246)	23,592	(5,095)
Other assets and liabilities	(7,304)	1,419	(3,358)
Net cash flow provided by (used in) operating activities	161,011	77,386	47,453
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,316	6,976	9,586
Additions to property, plant and equipment	(51,065)	(50,147)	(45,971)
Cash used in acquisitions, net of cash acquired	(117,398)	(54,256)	(15,376)
Cash disposed of in sale of subsidiaries, net of proceeds	(11,851)	(1,087)	—
Restricted cash	539	644	(1,062)
Other investing activities	(1,765)	(3,038)	(1,650)
Net cash flow provided by (used in) investing activities	(180,224)	(100,908)	(54,473)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	475,000	138,688	—
Repayments of long-term debt	(500,038)	—	—
Payments of long-term debt extinguishment costs	(31,691)	—	—
Payment of debt issuance costs	(7,393)	(1,925)	—
Proceeds from borrowings on revolving credit facilities	17,000	—	—
Repayments of borrowings on revolving credit facilities	(17,000)	—	—
Minimum tax withholding on share based awards	(2,114)	(3,160)	(5,944)
Distributions to non-controlling interests	(5,797)	(5,017)	(3,723)
Proceeds from exercise of common stock warrants	—	263	—
Return of capital paid	—	—	(1,471)
Net cash flow provided by (used in) financing activities	(72,033)	128,849	(11,138)
Net foreign currency translation adjustment on cash	(11,604)	(14,163)	(3,283)
Increase (decrease) in cash and cash equivalents	(102,850)	91,164	(21,441)
Cash and cash equivalents, beginning of period	192,037	100,873	122,314
Cash and cash equivalents, at end of period	$89,187	$192,037	$100,873

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 64 manufacturing locations in 9 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.

Basis of Presentation

We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of January 3, 2016, and December 28, 2014, and for the years ended January 3, 2016, December 28, 2014 and December 29, 2013. Certain prior year amounts have been reclassified to conform to the current basis of presentation.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Our 2015 fiscal year, which ends on January 3, 2016, contains 53 weeks of operating results, with the additional week occurring in the fourth quarter.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." The ASU requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. We have adopted this guidance as of January 3, 2016, and have applied it retrospectively. As a result, we have recast the December 28, 2014, consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented current DTAs by $20.8 million, long-term DTAs by $1.5 million and long-term DTLs by $22.3 million as of December 28, 2014.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This ASU is effective for annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods; early adoption is permitted and retroactive application is required. We have adopted this guidance as of June 28, 2015, and as a result have recast the December 28, 2014, consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets, net, and long-term debt by $8.1 million each, based upon the balance of unamortized debt issuance costs relating to our senior unsecured notes recorded as of December 28, 2014.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification ("ASC") 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; early application is permitted. The adoption of this standard did not have a material impact on the presentation of our financial statements.
Other Recent Accounting Pronouncements not yet Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which amends ASC 805, "Business Combinations." This ASU eliminates the requirement to retrospectively account for measurement-period adjustments and instead recognize such adjustments in the reporting period in which the adjustments are determined. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which amends ASC 330, "Inventory." This ASU requires the measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the presentation of our financial statements.

In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets." This ASU provides a practical expedient option to entities that have defined benefit plans and have a fiscal year end that does not coincide with a calendar month end. This ASU allows an entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year end. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard is not expected to have an impact on the presentation of our financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amended ASC 810, "Consolidation." This ASU modifies the evaluation of whether limited partnerships are variable interest entities ("VIEs") and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard is not expected to have an impact on the presentation of our financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017; early application is permitted only as of annual and interim reporting periods beginning after December 15, 2016. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(g) Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is recorded based on the carrying values of buildings, machinery and equipment using the straight-line method over the estimated useful lives set forth as follows:

Useful Life (Years)
Buildings	20 - 40
Machinery and equipment
Tooling	10 - 25
Machinery and equipment	5 - 25
Molds and dies	12 - 25
Office equipment, fixtures and fittings	3 - 12
Information technology systems	5 - 15

Improvements and major maintenance that extend the life of an asset are capitalized; other repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed, their carrying values and accumulated depreciation are removed from the accounts.

Property, plant and equipment are tested for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset or asset group being tested for recoverability exceeds the sum of the undiscounted cash flows expected form its use and disposal. Impairments are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value, as determined using a discounted cash flows approach when quoted market prices are not available.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(i) Intangible assets:

Intangible assets with definite lives include customer relationships, non-compete agreements, patents, system software development, supply agreements and acquired trademarks and tradenames. Definite lived intangible assets are amortized over their estimated useful lives. Information pertaining to the estimated useful lives of intangible assets is as follows:

Estimated Useful Life
Customer relationships	Over expected relationship period, not exceeding 10 years
Non-compete agreements	Straight-line over life of the agreement
Patents	Over expected useful life, not exceeding 17 years
System software development	Over expected useful life, not exceeding 5 years
Supply agreements	Straight-line over life of the agreement
Acquired trademarks and tradenames	Straight-line over expected useful life

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring-related costs are presented separately in the consolidated statements of comprehensive income (loss) whereas non-restructuring severance benefits are charged to cost of goods sold or selling, general and administration expense depending on the nature of the job responsibilities.

(m) Financial instruments:

We have applied a framework consistent with ASC 820, “Fair Value Measurement and Disclosure”, and have disclosed all financial assets and liabilities measured at fair value and non-financial assets and liabilities measured at fair value on a non-recurring basis (at least annually).

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

(p) Product warranties:

We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Balance at beginning of period	$3,555	$1,914	$1,368
Additions charged to expense	3,113	4,674	1,851
Deductions	(3,350)	(3,033)	(1,305)
Balance at end of period	$3,318	$3,555	$1,914

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

(r) Advertising costs:

We recognize advertising costs as they are incurred. Advertising costs were $8.7 million, $7.7 million and $6.3 million in the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income (loss).

(s) Research and development costs:

We recognize research and development costs as they are incurred. Research and development costs were $6.4 million, $6.1 million and $4.1 million in the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income (loss). These costs exclude the significant investments in other areas such as advanced automation and e-commerce.

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

(u) Discontinued operations:

We account for discontinued operations by segregating assets, liabilities and earnings (net of tax) in the consolidated balance sheets and consolidated statements of comprehensive income (loss), respectively. Operations are classified as discontinued when the operations and cash flows of the component has been or will be eliminated as a result of a disposal transaction and represents a strategic shift that has or will have a major impact on our operations and financial results.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(w) Segment Reporting:

Our reportable segments are currently organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. The North America reportable segment is the aggregation of the following operating segments: Retail, Wholesale and Architectural. The Europe, Asia and Latin America reportable segment is the aggregation of the following operating segments: United Kingdom, France (prior to disposal) and Central Eastern Europe. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. As a result of the deconsolidation of the Africa segment, we are reassessing how we manage our business and allocate resources, which could result in a change in our reportable segments during fiscal year 2016.
(x) Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2015, there were no material changes in the methods or policies used to establish estimates and assumptions. Matters subject to significant estimation and judgment include the valuation of the allowance for doubtful accounts; the realizable values of inventories; the valuation of acquired tangible assets and liabilities; the determination of the fair value of financial instruments; the determination of the fair value of goodwill and intangible assets and the useful lives of intangible assets and long-lived assets, as well as the determination of impairment thereon; the determination of obligations under employee future benefit plans; the determination of the valuation of share based awards; and the recoverability of deferred tax assets and uncertain tax positions. Actual results may differ significantly from our estimates.

2. Acquisitions, Disposition and Deconsolidated Entities

2015 Acquisitions

On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of approximately $13.7 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machining, resizing and value-added additions to both unfinished and prefinished doors in short lead times. The excess purchase price over the fair value of net assets acquired of $8.9 million was allocated to goodwill. The goodwill principally represents the anticipated synergies to be gained from the integration into our existing North America door business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and the goodwill is deductible for tax purposes. The USA Wood Door acquisition acts as an extension of our distribution network in North America.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The aggregate consideration paid for acquisitions during 2015 was as follows:

(In thousands)	Hickman Acquisition	PDS Acquisition	USA Wood Door	Total 2015 Acquisitions
Accounts Receivable	$20,870	$3,000	$2,235	$26,105
Inventory	11,090	1,438	1,677	14,205
Property, plant and equipment	14,057	5,684	2,600	22,341
Goodwill	18,215	3,145	8,921	30,281
Intangible assets	55,634	6,437	—	62,071
Accounts payable and accrued expenses	(23,972)	(2,218)	(1,654)	(27,844)
Other assets and liabilities, net	(7,918)	(1,762)	(81)	(9,761)
Cash consideration, net of cash acquired	$87,976	$15,724	$13,698	$117,398

The fair values of tangible assets acquired and liabilities assumed from the 2015 acquisitions were based upon preliminary calculations and valuations and the estimates and assumptions for the acquisition are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary estimates which are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including goodwill. The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from the 2015 acquisitions consist of customer relationships and are being amortized over the weighted average amortization period of 9.6 years and 9.7 years for the Hickman and PDS acquisitions, respectively. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $21.0 million, $2.6 million and $1.7 million for the Hickman, PDS and USA Wood Door acquisitions, respectively.

The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2015 acquisitions which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date.

	Year Ended January 3, 2016
(In thousands)	Hickman	PDS	USA Wood Door	Total 2015 Acquisitions
Net sales	$46,657	$7,059	$4,790	$58,506
Net income (loss) attributable to Masonite	813	(251)	367	929

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the Door-Stop acquisition which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date. Amounts of revenue and earnings included in the consolidated statements of comprehensive income (loss) for Harring were not material for the year ended January 3, 2016.

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014
Net sales	$54,335	$42,498
Net income (loss) attributable to Masonite	9,119	4,819

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2013 Acquisition

On July 9, 2013, we acquired assets of a door manufacturing operation from Masisa S.A. (the "Chile" acquisition) for servicing the North American market for total consideration of $12.2 million. The transaction includes the door component operations in Cabrero, Chile, and a door assembly factory in Chillan, Chile. The operations acquired primarily manufacture high quality stile and rail panel and French wood doors for the North American market. The excess purchase price over the fair value of net tangible and intangible assets acquired of $0.3 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from integration into our North American wood door business. This goodwill is not deductible for tax purposes and relates to the North America segment. The Chile acquisition acts as a natural complement to our existing North American interior stile and rail residential wood door operations.

The aggregate consideration paid for the Chile acquisition was as follows:

(In thousands)	Chile Acquisition
Inventory	$5,174
Property, plant and equipment	6,228
Goodwill	316
Other assets and liabilities, net	508
Cash consideration	$12,226

Amounts of revenue and earnings included in the consolidated statements of comprehensive income (loss) for Chile were not material for the year ended January 3, 2016, December 28, 2014, or December 29, 2013.

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

	Year Ended January 3, 2016
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$1,871,965	$89,013	$(11,625)	$1,949,353
Net income (loss) attributable to Masonite	(47,111)	5,109	(1,951)	(43,953)

Basic earnings (loss) per common share	$(1.56)			$(1.45)
Diluted earnings (loss) per common share	$(1.56)			$(1.45)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 28, 2014
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Door-Stop	Pro Forma
Net sales	$1,837,700	$145,240	$(17,081)	$6,659	$1,972,518
Net income (loss) attributable to Masonite	(37,340)	3,863	(2,269)	624	(35,122)

Basic earnings (loss) per common share	$(1.26)				$(1.19)
Diluted earnings (loss) per common share	$(1.26)				$(1.19)

	Year Ended December 29, 2013
(In thousands, except per share amounts)	Masonite	Door-Stop	Pro Forma
Net sales	$1,731,143	$38,824	$1,769,967
Net income (loss) attributable to Masonite	(11,010)	3,227	(7,783)

Basic earnings (loss) per common share	$(0.39)		$(0.28)
Diluted earnings (loss) per common share	$(0.39)		$(0.28)

Disposition and Deconsolidated Entities

Africa

On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited (“MAL”), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. MAL comprises the entire operations of our Africa Segment. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintain operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015, which resulted in a loss on deconsolidation of $30.3 million, which was recognized during the fourth quarter of 2015 in the Africa segment and is included in loss (gain) on disposal of subsidiaries in the consolidated statements of comprehensive income (loss). The loss on deconsolidation is comprised of the carrying value of the net assets disposed of $26.2 million and the recognition of $24.6 million of cumulative translation adjustment into net income. This was partially offset by the derecognition of $10.5 million of minority interests and the recording of our remaining investment at its fair value of $10.0 million, as determined below.

Subsequent to deconsolidation, we will use the cost method to account for our equity investment in MAL, which has been reflected as $10.0 million in our consolidated balance sheets as of January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets. The fair value of the investment in MAL was determined using a discounted future cash flows analysis based upon management's view of the most likely outcomes of the Business Rescue proceedings. The resulting valuation is net of future disposal costs and third party fees, and is subject to the volatility of the South African Rand. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for the business.

France

On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the “Buyer”). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. The disposition of this business resulted in a loss on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

disposal of $29.7 million, which was recognized during the third quarter of 2015 in the Europe, Asia and Latin America segment and is included in loss (gain) on disposal of subsidiaries in the consolidated statements of comprehensive income (loss). The loss on disposal is comprised of the carrying value of the net assets disposed of $25.3 million and the recognition of $4.4 million of cumulative translation adjustment into net income. Additionally, the sale of Premdor S.A.S. was determined to be a triggering event requiring a test of the indefinite-lived intangible trade name assets of the Europe, Asia and Latin America segment, resulting in an impairment charge of $9.4 million. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method. This impairment charge was partially offset by income tax benefits of $3.2 million.

Premdor S.A.S. generated $13.4 million, $22.0 million and $1.0 million of losses from continuing operations before income tax expense (benefit) during years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. All Premdor S.A.S. figures exclude amounts recognized for loss on deconsolidation.

Israel

Effective August 20, 2014, Masonite Israel Ltd., one of our wholly-owned subsidiaries, was deconsolidated due to our loss of operational control over the entity, as further described in Note 11, Restructuring Costs.

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North America Segment	Europe, Asia and Latin America Segment	Total
December 29, 2013	$78,404	$—	$78,404
Goodwill from 2014 acquisitions	1,951	20,359	22,310
Foreign exchange fluctuations	(537)	(978)	(1,515)
December 28, 2014	79,818	19,381	99,199

Goodwill from 2015 acquisitions	8,921	21,360	30,281
Foreign exchange fluctuations	(248)	(1,062)	(1,310)
January 3, 2016	$88,491	$39,679	$128,170

We performed a quantitative impairment test during the fourth quarter of 2015 and determined that goodwill was not impaired. The fair value of the Architectural reporting unit included within the North America segment, which includes goodwill of $85.2 million in its carrying amount as of January 3, 2016, exceeded its carrying amount by 8% in the first step of the goodwill impairment test. While there was no identification of potential impairment, it is possible that the estimate of discounted cash flows may change in the near term resulting in the need to write down those assets to fair value. The estimated fair value of all other reporting units significantly exceeded the carrying values.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the net book value of intangible assets were as follows for the periods indicated:

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
December 28, 2014	$71,840	$13,626	$9,573	$1,221	$107,112	$203,372
Acquisitions	48,546	—	—	2,823	10,702	$62,071
Additions (write-offs)	—	1,013	998	—	(10,217)	$(8,206)
Amortization	(14,844)	(2,472)	(3,865)	(1,043)	—	$(22,224)
Translation adjustment	(3,288)	(577)	(271)	(141)	(4,804)	$(9,081)
January 3, 2016	$102,254	$11,590	$6,435	$2,860	$102,793	$225,932

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
December 29, 2013	$60,487	$15,595	$11,895	$5,034	$110,703	$203,714
Acquisitions	25,501	—	333	275	2,667	28,776
Additions (write-offs)	(453)	1,084	1,233	(2,741)	(1,403)	(2,280)
Amortization	(12,010)	(2,591)	(3,652)	(1,353)	—	(19,606)
Translation adjustment	(1,685)	(462)	(236)	6	(4,855)	(7,232)
December 28, 2014	$71,840	$13,626	$9,573	$1,221	$107,112	$203,372

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	January 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(48,025)	$(5,648)	$102,254
Patents	29,643	(17,168)	(885)	11,590
Software	29,830	(23,187)	(208)	6,435
Other	12,280	(7,853)	(1,567)	2,860
	227,680	(96,233)	(8,308)	123,139
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(8,745)	102,793
Total intangible assets	$339,218	$(96,233)	$(17,053)	$225,932

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 28, 2014
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$107,381	$(33,181)	$(2,360)	$71,840
Patents	28,630	(14,696)	(308)	13,626
Software	28,832	(19,322)	63	9,573
Other	9,457	(6,810)	(1,426)	1,221
	174,300	(74,009)	(4,031)	96,260
Indefinite life intangible assets:
Trademarks and tradenames	111,053	—	(3,941)	107,112
Total intangible assets	$285,353	$(74,009)	$(7,972)	$203,372

Amortization of intangible assets was $22.2 million, $19.6 million and $17.1 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of January 3, 2016, is as follows:

(In thousands)
Fiscal year:
2016	$24,227
2017	21,358
2018	16,504
2019	15,317
2020	12,939

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 54.1% and 48.8% of total accounts receivable as of January 3, 2016, and December 28, 2014, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of January 3, 2016, and December 28, 2014. Our second largest customer, Lowes Co. Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of January 3, 2016. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either January 3, 2016, or December 28, 2014.

The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Balance at beginning of period	$2,616	$3,764	$3,871
Additions charged to expense	2,083	2,522	1,989
Deductions	(1,574)	(3,670)	(2,096)
Balance at end of period	$3,125	$2,616	$3,764

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We maintain accounts receivable sales programs with third parties (the "AR Sales Programs"). Under the AR Sales Programs, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to third parties who assume the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under these programs are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Programs are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Programs were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of comprehensive income (loss).

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	January 3, 2016	December 28, 2014
Raw materials	$145,856	$159,763
Finished goods	69,045	69,517
Provision for obsolete or aged inventory	(6,508)	(6,548)
Inventories, net	$208,393	$222,732

We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Balance at beginning of period	$6,548	$8,351	$7,561
Additions charged to expense	2,713	1,730	2,051
Deductions	(2,753)	(3,533)	(1,261)
Balance at end of period	$6,508	$6,548	$8,351

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	January 3, 2016	December 28, 2014
Land	$25,316	$44,971
Buildings	155,709	170,344
Machinery and equipment	551,264	530,599
Property, plant and equipment, gross	732,289	745,914
Accumulated depreciation	(198,055)	(169,680)
Property, plant and equipment, net	$534,234	$576,234

Total depreciation expense was $59.2 million, $60.6 million, and $62.1 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We are insured against property loss and business interruption, and we recognized final payment of $2.4 million in business interruption insurance proceeds during the year ended January 3, 2016, and partial payment of $3.5 million during the year ended December 28, 2014. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	January 3, 2016	December 28, 2014
5.625% senior unsecured notes due 2023	$475,000	$—
Debt issuance costs for 2023 Notes	(6,232)	—
8.25% senior unsecured notes due 2021	—	500,000
Unamortized premium on 2021 Notes	—	11,920
Debt issuance costs for 2021 Notes	—	(8,135)
Capital lease obligations and other long-term debt	88	—
Total long-term debt	$468,856	$503,785

Interest expense related to our consolidated indebtedness under senior unsecured notes was $32.0 million, $39.4 million, and $31.9 million for years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

5.625% Senior Notes due 2023

On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with available cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described below) and to pay related premiums, fees and expenses.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

8.25% Senior Notes due 2021

On January 21, 2014, March 9, 2012, and April 15, 2011, we issued $125.0 million, $100.0 million and $275.0 million aggregate principal senior unsecured notes, respectively (the "2021 Notes"). All issuances of the 2021 Notes had the same terms, rights and obligations, and were issued in the same series. The 2021 Notes were issued in three private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2021 Notes were issued without registration rights and were not listed on any securities exchange. The 2021 Notes bore interest at 8.25% per annum, payable in cash semiannually in arrears on April 15 and October 15 of each year and were due April 15, 2021. We received net proceeds of $136.8 million, $101.5 million and $265.5 million in 2014, 2012 and 2011, respectively, after deducting $1.9 million, $2.0 million and $9.5 million of debt issuance costs. The debt issuance costs were capitalized as deferred financing costs and were being accreted to interest expense over the term of the 2021 Notes using the effective interest method. The 2021 Notes were issued at 108.75%, 103.50% and par in 2014, 2012 and 2011, respectively. The resulting premiums of $10.9 million and $3.5 million in 2014 and 2012, respectively, were being amortized to interest expense over the term of the 2021 Notes using the effective interest method. The net proceeds from the 2021 Notes were used to fund a $124.9 million return of capital to shareholders in 2011, in the amount of $4.54 per share; as well as the acquisitions of eight companies since 2011 for aggregate consideration of $297.5 million. The remaining proceeds from the 2021 Notes were used for general corporate purposes.

In conjunction with the closing of the 2023 Notes offering, the 2021 Notes were fully redeemed and considered extinguished as of March 23, 2015. Under the terms of the indenture governing the 2021 Notes, we paid the applicable premium, as described in the indenture, of $31.7 million. Additionally, the unamortized premium of $11.5 million and unamortized debt issuance costs of $7.8 million relating to the 2021 Notes were written off in conjunction with the extinguishment of the 2021 Notes. The resulting loss on extinguishment of debt was $28.0 million and is recorded as part of income (loss) from continuing operations before income tax expense (benefit) in the consolidated statements of comprehensive income (loss). Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 3, 2016, and December 28, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of January 3, 2016, and December 28, 2014, there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share-based compensation expense was $13.2 million, $9.6 million, and $7.8 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. As of January 3, 2016, the total remaining unrecognized compensation expense related to share based compensation amounted to $15.5 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. Prior to June 21, 2013, the aggregate number of common shares that could be issued with respect to equity awards under the 2012 Plan could not exceed 1,500,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. On June 21, 2013, the Board of Directors approved an increase of 500,000 common shares issuable under the 2012 Plan, bringing the total number of shares issuable under the 2012 Plan to 2,000,000 plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. On May 12, 2015, our shareholders approved the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, which amended and restated the 2012 Plan in its entirety in order to further enable the Human Resources and Compensation Committee to grant awards thereunder that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Amended and Restated 2012 Plan also made certain changes to the performance criteria on which performance goals may be based and the adjustments to such performance criteria for such awards. As of January 3, 2016, there were 1,825,284 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of January 3, 2016, the liability and asset relating to deferred compensation each had a fair value of $1.6 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

As of January 3, 2016, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The total fair value of SARs vested was $0.6 million, $0.7 million, and $2.5 million, in the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

Twelve months ended January 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(326,933)	15,943	17.15
Cancelled	(13,388)		47.64
Outstanding, end of period	891,147	$36,681	$20.07	4.9

Exercisable, end of period	703,827	$31,395	$16.62	4.2

Twelve months ended December 28, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(560,568)	23,400	14.15
Cancelled	(20,622)		38.48
Outstanding, end of period	1,231,468	$48,516	$19.59	5.9

Exercisable, end of period	907,716	$38,589	$16.48	5.1

Twelve months ended December 29, 2013	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	2,628,448	$21,005	$15.76	6.9
Granted	245,238		34.87
Exercised	(1,017,137)	33,418	16.13
Cancelled	(43,891)		15.89
Outstanding, end of period	1,812,658	$59,525	$18.16	6.4

Exercisable, end of period	1,350,928	$48,690	$14.96	5.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated. Expected volatility is based on the historical volatility of the Company’s public industry peers’ common shares, amongst other considerations:

2013 Grants
Option value (model conclusion)	$9.68
Risk-free rate	1.7%
Expected dividend yield	0.0%
Expected volatility	35.2%
Expected term (in years)	6.4

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

	Year Ended
	January 3, 2016		December 28, 2014		December 29, 2013
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	543,373	$34.56	618,963	$22.09	921,946	$17.75
Granted	257,775	61.56	209,240		339,038
Delivered	(157,356)		(208,477)		(566,376)
Withheld to cover (1)	(32,123)		(59,066)		(65,406)
Cancelled	(84,739)		(17,287)		(10,239)
Outstanding, end of period	526,930	$49.31	543,373	$34.56	618,963	$22.09
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

Approximately one-half of the RSUs granted during the year ended January 3, 2016, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended January 3, 2016, was $15.9 million and is being recognized over the weighted average requisite service period of 2.1 years. During the year ended January 3, 2016, there were 189,479 RSUs vested at a fair value of $4.9 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There was no activity relating to warrants during the year ended December 29, 2013. Activity relating to the warrants was as follows for the periods presented:

	Year Ended
	January 3, 2016	December 28, 2014
	2016 Warrants	2014 Warrants	2016 Warrants	Total Warrants
Outstanding, beginning of period	2,500,001	3,333,334	2,500,001	5,833,335
Exercised	(2,030)	(3,289,146)	—	(3,289,146)
Forfeited	—	(44,188)	—	(44,188)
Outstanding, end of period	2,497,971	—	2,500,001	2,500,001

Cash received for exercise (in thousands)	$—	$263	$—	$263
Common shares issued	433	279,408	—	279,408

9. Employee Future Benefits

United States Defined Benefit Pension Plan

We have a defined benefit pension plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were frozen at various times in the past. The measurement date used for the accounting valuation of the defined benefit pension plan was January 3, 2016. Information about the U.S. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Components of net periodic benefit cost:
Service cost	$288	$261	$384
Interest cost	4,627	5,062	4,662
Expected return on assets	(6,350)	(5,951)	(5,116)
Amortization of actuarial net losses	889	—	1,413
Settlement loss (gain)	2,400	—	—
Net pension expense (benefit)	$1,854	$(628)	$1,343

During 2015, we offered lump sum payments over a limited time to certain former employees in our U.S. pension plans. Payments of $12.6 million related to this offer were made from existing plan assets in the fourth quarter of 2015. As a result, total lump sum payments from these plans exceeded annual service and interest cost in 2015, and we recognized a pre-tax pension settlement charge of $2.4 million in the fourth quarter of 2015. This non-cash charge is recorded within other expense (income), net in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014
Pension assets:
Fair value of plan assets, beginning of year	$90,724	$84,501
Company contributions	5,178	5,441
Actual return on plan assets	(939)	6,480
Plan settlements	(12,604)	—
Benefits paid	(5,262)	(5,350)
Administrative expenses paid	(406)	(348)
Fair value of plan assets, end of year	76,691	90,724
Pension liability:
Accrued benefit obligation, beginning of year	116,303	105,821
Current service cost	288	261
Interest cost	4,627	5,062
Plan settlements	(12,604)	—
Actuarial loss (gain)	(5,260)	10,857
Benefits paid	(5,262)	(5,350)
Administrative expenses paid	(406)	(348)
Accrued benefit obligation, end of year	97,686	116,303
Net accrued benefit obligation, end of year	$20,995	$25,579

The net accrued benefit obligation is carried within other long-term liabilities in the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. No plan assets are expected to be returned to us in the next twelve months. Information with respect to the amounts and types of securities that are held in the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
	January 3, 2016		December 28, 2014
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$44,635	58.2%	$54,434	60.0%
Debt securities	28,452	37.1%	35,382	39.0%
Other	3,604	4.7%	908	1.0%
	$76,691	100.0%	$90,724	100.0%

Under our investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.S. defined benefit pension plan for 2015 is 60% equity securities, 38% debt securities and 2% of other securities. Our pension funds are not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Discount rate applied for:
Accrued benefit obligation	4.5%	4.1%	5.0%
Net periodic pension cost	4.1%	5.0%	4.1%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

The rate of compensation increase for the accrued benefit obligation and net periodic pension costs for the U.S. defined benefit pension plan is not applicable, as benefits under the plan are not affected by compensation increases.

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

United Kingdom Defined Benefit Pension Plan

We also have a defined benefit pension plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit pension plan was January 3, 2016. Information about the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Components of net periodic benefit cost:
Interest cost	$1,098	$1,335	$1,329
Expected return on assets	(756)	(1,041)	(974)
Net pension expense (benefit)	$342	$294	$355

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014
Pension assets:
Fair value of plan assets, beginning of year	$23,089	$22,239
Company contributions	873	789
Actual return on plan assets	223	2,594
Benefits paid	(1,166)	(1,285)
Translation adjustment	(1,097)	(1,248)
Fair value of plan assets, end of year	21,922	23,089
Pension liability
Accrued benefit obligation ,beginning of year	31,588	30,627
Interest cost	1,098	1,335
Actuarial loss (gain)	(676)	2,615
Benefits paid	(1,166)	(1,285)
Translation adjustment	(1,483)	(1,704)
Accrued benefit obligation, end of year	29,361	31,588
Net accrued benefit obligation, end of year	$7,439	$8,499

The net accrued benefit obligation is carried within other long-term liabilities in the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. Information with respect to the amounts and types of securities that are held in the U.K. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
	January 3, 2016		December 28, 2014
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$9,752	44.5%	$10,784	46.7%
Debt securities	11,576	52.8%	12,238	53.0%
Other	594	2.7%	67	0.3%
	$21,922	100.0%	$23,089	100.0%

Under our investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit pension plan for 2014 is 50% equity securities and 50% debt securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Discount rate applied for:
Accrued benefit obligation	3.7%	3.6%	4.4%
Net periodic pension cost	3.3%	3.6%	4.4%
Expected long-term rate of return on plan assets	4.0%	4.2%	5.2%

The rate of compensation increase for the accrued benefit obligation and net pension cost for the U.K. defined benefit pension plan is not applicable, as the plan was curtailed in prior years and benefits under the plan are not affected by compensation increases.

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

The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income (loss) and the balance of such changes is included in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. The estimated transition obligation, prior service costs and actuarial net losses that will be amortized from AOCI into net periodic benefit cost during 2016 are $0.0 million, $0.0 million and $1.2 million, respectively.

As of January 3, 2016, the estimated future benefit payments from the plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2016	$6,471
2017	6,621
2018	6,846
2019	7,035
2020	7,253
2021through 2025	37,471
Total estimated future benefit payments	$71,697

Expected contributions to the plans during 2016 are $5.9 million.

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

(In thousands)
Fiscal year:
2016	$18,789
2017	17,104
2018	15,978
2019	14,692
2020	12,422
Thereafter	71,380
Total future minimum lease payments	$150,365

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $24.0 million, $24.6 million, and $24.9 million for years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

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

From time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

11. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended
	January 3, 2016				December 28, 2014				December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Africa	Total	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$2,058	$2,316	1,110	$5,484	$—	$—	$—	$—	$—	$—	$—	$—
2014 Plan	—	—	—	—	—	9,503	—	9,503	—	—	—	—
2013 Plan	9	144	—	153	541	656	7	1,204	2,408	3,008	1,142	6,558
2012 and Prior Plans	—	41	—	41	92	338	—	430	383	3,689	—	4,072
Total Restructuring Costs	$2,067	$2,501	$1,110	$5,678	$633	$10,497	$7	$11,137	$2,791	$6,697	$1,142	$10,630

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Cumulative Amount Incurred Through
	January 3, 2016
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
2015 Plan	$2,058	$2,316	$1,110	$5,484
2014 Plan	—	9,503	—	9,503
2013 Plan	2,958	3,808	1,149	7,915
2012 and Prior Plans	10,396	20,243	—	30,639
Total Restructuring Costs	$15,412	$35,870	$2,259	$53,541

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of January 3, 2016, we do not expect to incur any material future charges for the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As a result of Israel's court filing, we incurred $9.5 million of charges, of which $1.4 million relate to non-cash asset impairments, $6.8 million relate to non-cash losses on deconsolidation, and $1.9 million relate to cash charges incurred, primarily relating to bank debt and guarantees. Partially offsetting these charges was a gain of $0.6 million relating to the recognition of the cumulative translation adjustment into net income. As of January 3, 2016, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of January 3, 2016, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of January 3, 2016, we do not expect to incur any future charges for the 2012 and Prior Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	January 3, 2016
2015 Plan	$—	$2,519	$2,965	$4,710	$774
2014 Plan	839	—	—	397	442
2013 Plan	341	—	153	178	316
2012 and Prior Plans	1,153	—	41	336	858
Total	$2,333	$2,519	$3,159	$5,621	$2,390

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 28, 2014
2014 Plan	$—	$—	$9,503	$1,087	$7,577	$839
2013 Plan	2,348	(22)	1,226	3,211	—	341
2012 and Prior Plans	2,061	236	194	1,338	—	1,153
Total	$4,409	$214	$10,923	$5,636	$7,577	$2,333

(In thousands)	December 30, 2012	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 29, 2013
2013 Plan	$—	$4,901	$1,657	$2,843	$1,367	$2,348
2012 and Prior Plans	4,568	377	3,695	6,579	—	2,061
Total	$4,568	$5,278	$5,352	$9,422	$1,367	$4,409

12. Asset Impairment

During the year ended January 3, 2016, we recognized asset impairment charges of $9.4 million, related to the disposition of Premdor S.A.S., as described in Note 2.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Income (loss) from continuing operations before income tax expense (benefit):
Canada	$(97,626)	$(32,093)	$(12,976)
Foreign	70,057	3,138	(16,763)
Total income (loss) from continuing operations before income tax expense (benefit):	$(27,569)	$(28,955)	$(29,739)

Income tax expense (benefit) for income taxes consists of the following:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Current income tax expense (benefit):
Canada	$5,541	$4,458	$4,160
Foreign	(466)	2,045	(2,360)
Total current income tax expense (benefit):	5,075	6,503	1,800

Deferred income tax expense (benefit):
Canada	2,063	1,345	(9,354)
Foreign	7,034	(3,315)	(13,823)
Total deferred income tax expense (benefit):	9,097	(1,970)	(23,177)
Income tax expense (benefit)	$14,172	$4,533	$(21,377)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Canadian statutory rate is 26.6%, 26.5% and 26.4% for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. A summary of the differences between expected income tax expense (benefit) calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Income tax expense (benefit) computed at statutory income tax rate	$(7,325)	$(7,679)	$(7,842)
Foreign rate differential	(637)	248	(2,586)
Permanent differences	1,166	(1,314)	698
Deconsolidation and disposition	15,354	(1,679)	—
Income attributable to a permanent establishment	1,436	1,623	(794)
Change in valuation allowance	18,906	23,352	(6,251)
Tax exempt income	(9,855)	(9,643)	(9,168)
Share based compensation	(1,542)	270	919
Income tax credits	(2,026)	—	—
Foreign exchange gains (losses)	(2,020)	(573)	(2,001)
Unrecognized tax benefits	(142)	104	(3,851)
Functional currency adjustments	1,240	1,055	2,840
Change in tax rate	16	(787)	2,874
Impact of Canadian tax legislation	(293)	(900)	2,657
Other	(106)	456	1,128
Income tax expense (benefit)	$14,172	$4,533	$(21,377)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets arise from available net operating losses and deductions. Our ability to use those net operating losses is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014
Deferred tax assets:
Non-capital loss carryforwards	$46,050	$65,497
Capital loss carryforwards	13,406	3,678
Deferred interest expense	20,827	22,008
Pension and post-retirement liability	10,884	13,914
Accruals and reserves currently not deductible for tax purposes	19,132	17,751
Unrealized foreign exchange loss (gain)	—	2,747
Share based compensation	7,750	3,700
Other	5,180	2,729
Total deferred tax assets	123,229	132,024
Valuation allowance	(40,857)	(35,766)
Total deferred tax assets, net of valuation allowance	82,372	96,258
Deferred tax liabilities:
Plant and equipment	(90,806)	(98,890)
Intangibles	(50,924)	(46,626)
Basis difference in subsidiaries	(8,671)	(8,708)
Unrealized foreign exchange loss (gain)	(8,250)	—
Other	(5,504)	(8,347)
Total deferred tax liabilities	(164,155)	(162,571)
Net deferred tax asset (liability)	$(81,783)	$(66,313)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of January 3, 2016 and December 28, 2014, a valuation allowance of $40.9 million and $35.8 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Canada, Chile, India, Luxembourg, and Mexico. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of January 3, 2016, that arose from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $24.0 million if and when such deferred tax assets are ultimately realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Balance at beginning of period	$35,766	$16,949	$24,260
Additions charged to expense and other	27,877	33,678	4,167
Deductions	(22,786)	(14,861)	(11,478)
Balance at end of period	$40,857	$35,766	$16,949

The losses carried forward for tax purposes are available to reduce future income taxes by $225.8 million. We can apply these losses against future taxable income as follows:

(In thousands)	Canada	United States	Other Foreign	Total
2016-2023	$—	$—	$8,659	$8,659
2024-2043	83,123	72,787	10,330	166,240
Indefinitely	—	—	50,914	50,914
Total tax losses carried forward	$83,123	$72,787	$69,903	$225,813

We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $18.2 million in Canada and $11.8 million outside Canada on these gross operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of January 3, 2016, will be accounted for as a reduction of income tax expense.

We have outside basis differences, including undistributed earnings in our foreign subsidiaries. For those subsidiaries in which we are considered to be indefinitely reinvested, no provision for Canadian income or local country withholding taxes has been recorded. Upon reversal of the outside basis difference and/or repatriation of those earnings, in the form of dividends or otherwise, we may be subject to both Canadian income taxes and withholding taxes payable to the various foreign countries. For those subsidiaries where the earnings are not considered indefinitely reinvested, taxes have been provided as required. The determination of the unrecorded deferred tax liability for temporary differences related to investments in foreign subsidiaries that are considered to be indefinitely reinvested is not considered practical.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 3, 2016 and December 28, 2014, our unrecognized tax benefits were $3.4 million and $3.7 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of January 3, 2016 and December 28, 2014, are $2.5 million and $2.6 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The unrecognized tax benefits are recorded in other long-term liabilities in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Unrecognized tax benefit at beginning of period	$3,693	$3,917	$5,547
Gross increases in tax positions in current period	—	—	—
Gross decreases in tax positions in prior period	(172)	(229)	(1,476)
Gross increases in tax positions in prior period	—	152	—
Settlements	—	—	—
Lapse of statute of limitations	(139)	(147)	(154)
Uncertainties arising from business combinations	—	—	—
Cumulative translation adjustment	—	—	—
Unrecognized tax benefit at end of period	$3,382	$3,693	$3,917

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended January 3, 2016, December 28, 2014, and December 29, 2013, we recorded accrued interest of $0.5 million, $0.9 million and $0.5 million, respectively. Additionally, we have recognized a liability for penalties of $0.6 million, $0.6 million and $0.7 million, and interest of $5.0 million, $4.9 million and $4.9 million, respectively.

We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.

We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of January 3, 2016, our tax years for 2013 and 2012 are subject to Canadian income tax examinations. We are no longer subject to Federal tax examinations in the United States for years prior to 2012 (except to the extent of loss carryforwards up to 2010). However, we are subject to United States state and local income tax examinations for years prior to 2011.

14. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Transactions involving cash:
Interest paid	$33,340	$41,719	$31,233
Interest received	614	683	530
Income taxes paid	6,984	5,485	7,448
Income tax refunds	303	1,504	631
Non-cash transactions:
Property, plant and equipment additions in accounts payable	11,417	3,630	7,224

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Segment Information

Our reportable segments are currently organized and managed principally by geographic region: North America; Europe, Asia and Latin America; and Africa. Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the geographic segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Beginning with the first quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss on extinguishment of debt, which would be a component of other expense (income), net, but is separately stated due to its magnitude. Furthermore, beginning with the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revisions to this definition had no impact on our reported Adjusted EBITDA for the years ended December 28, 2014, or December 29, 2013. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain information with respect to geographic segments is as follows for the periods indicated:

(In thousands)	Year Ended January 3, 2016
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,467,922	$380,872	$48,636	$1,897,430
Intersegment sales	(797)	(24,668)	—	(25,465)
Net sales to external customers	$1,467,125	$356,204	$48,636	$1,871,965

Adjusted EBITDA	$165,175	$40,029	$(1,007)	$204,197
Depreciation and amortization	59,376	20,707	2,802	82,885
Interest expense (income), net	57,898	(25,135)	121	32,884
Income tax expense (benefit)	17,421	(1,886)	(1,363)	14,172

(In thousands)	Year Ended December 28, 2014
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,396,844	$409,550	$56,579	$1,862,973
Intersegment sales	(813)	(24,460)	—	(25,273)
Net sales to external customers	$1,396,031	$385,090	$56,579	$1,837,700

Adjusted EBITDA	$121,069	$15,755	$263	$137,087
Depreciation and amortization	56,535	22,043	3,766	82,344
Interest expense (income), net	69,559	(28,202)	168	41,525
Income tax expense (benefit)	6,034	(40)	(1,461)	4,533

(In thousands)	Year Ended December 29, 2013
(In thousands)	North America	Europe, Asia and Latin America	Africa	Total
Sales	$1,322,365	$354,615	$69,617	$1,746,597
Intersegment sales	(727)	(14,686)	(41)	(15,454)
Net sales to external customers	$1,321,638	$339,929	$69,576	$1,731,143

Adjusted EBITDA	$89,220	$11,121	$5,536	$105,877
Depreciation and amortization	58,230	17,135	3,773	79,138
Interest expense (income), net	63,003	(29,911)	138	33,230
Income tax expense (benefit)	(20,389)	(1,507)	519	(21,377)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Adjusted EBITDA	$204,197	$137,087	$105,877
Less (plus):
Depreciation	59,160	60,622	62,080
Amortization	23,725	21,722	17,058
Share based compensation expense	13,236	9,605	7,752
Loss (gain) on disposal of property, plant and equipment	1,371	3,816	(1,775)
Registration and listing fees	—	—	2,421
Restructuring costs	5,678	11,137	10,630
Asset impairment	9,439	18,202	1,904
Loss (gain) on disposal of subsidiaries	59,984	—	—
Interest expense (income), net	32,884	41,525	33,230
Loss on extinguishment of debt	28,046	—	—
Other expense (income), net	(1,757)	(587)	2,316
Income tax expense (benefit)	14,172	4,533	(21,377)
Loss (income) from discontinued operations, net of tax	908	630	598
Net income (loss) attributable to non-controlling interest	4,462	3,222	2,050
Net income (loss) attributable to Masonite	$(47,111)	$(37,340)	$(11,010)

We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Net Sales:
Interior products	$1,343,360	$1,293,006	$1,260,046
Exterior products	528,605	544,694	471,097
	$1,871,965	$1,837,700	$1,731,143

Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Net sales to external customers from facilities in:
United States	$1,150,889	$1,073,710	$1,002,689
Canada	275,882	280,276	280,020
Other	445,194	483,714	448,434
Total	$1,871,965	$1,837,700	$1,731,143

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the years ended January 3, 2016, December 28, 2014, and December 29, 2013, net sales to The Home Depot, Inc., were $302.2 million, $308.6 million and $278.4 million, respectively. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.

Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment used in continuing operations is as follows as of the dates indicated:

(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
United States	$333,822	$329,689	$330,640
Canada	55,440	65,491	75,307
Ireland (1)	—	—	65,772
Other	144,972	181,054	158,560
Total	$534,234	$576,234	$630,279

(1) Amount was less than 10% of consolidated property, plant and equipment as of January 3, 2016, and December 28, 2014, and is included as part of Other.

16. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of January 3, 2016, was $484.3 million, compared to a carrying value of $468.8 million, and the estimated fair value of the 2021 Notes as of December 28, 2014, was $524.4 million, compared to a carrying value of $503.8 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(In thousands, except share and per share information)	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Net income (loss) attributable to Masonite	$(47,111)	$(37,340)	$(11,010)
Income (loss) from discontinued operations, net of tax	(908)	(630)	(598)
Income (loss) from continuing operations attributable to Masonite	$(46,203)	$(36,710)	$(10,412)

Shares used in computing basic earnings per share	30,266,747	29,588,001	28,264,166
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	—	—	—
Shares used in computing diluted earnings per share	30,266,747	29,588,001	28,264,166

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(1.53)	$(1.24)	$(0.37)
Discontinued operations attributable to Masonite, net of tax	(0.03)	(0.02)	(0.02)
Total Basic earnings per common share attributable to Masonite	$(1.56)	$(1.26)	$(0.39)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$(1.53)	$(1.24)	$(0.37)
Discontinued operations attributable to Masonite, net of tax	(0.03)	(0.02)	(0.02)
Total Diluted earnings per common share attributable to Masonite	$(1.56)	$(1.26)	$(0.39)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	2,497,971	2,500,001	5,833,335
Stock appreciation rights	408,682	584,812	842,886
Restricted stock units	336,673	388,898	477,260

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Accumulated foreign exchange gains (losses), beginning of period	$(57,473)	$(8,797)	$2,538
Foreign exchange gain (loss)	(63,664)	(48,082)	(12,096)
Income tax benefit (expense) on foreign exchange gain (loss)	899	(987)	—
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	29,027	(585)	—
Less: foreign exchange gain (loss) attributable to non-controlling interest	(1,100)	(978)	(761)
Accumulated foreign exchange gains (losses), end of period	(90,111)	(57,473)	(8,797)

Accumulated pension and other post-retirement adjustments, beginning of period	(18,786)	(10,804)	(21,522)
Pension and other post-retirement adjustments	(1,826)	(12,045)	15,571
Income tax benefit (expense) on pension and other post-retirement adjustments	820	4,063	(5,706)
Amortization of actuarial net losses	889	—	1,413
Income tax benefit (expense) on amortization of actuarial net losses	(364)	—	(560)
Pension settlement charges	2,400	—	—
Income tax benefit (expense) on pension settlement charges	(970)	—	—
Accumulated pension and other post-retirement adjustments	(17,837)	(18,786)	(10,804)

Accumulated other comprehensive income (loss)	$(107,948)	$(76,259)	$(19,601)

Other comprehensive income (loss), net of tax:	$(32,789)	$(57,636)	$(1,378)
Less: other comprehensive income (loss) attributable to non-controlling interest	(1,100)	(978)	(761)
Other comprehensive income (loss) attributable to Masonite	$(31,689)	$(56,658)	$(617)

Cumulative translation adjustments are reclassified out of accumulated other comprehensive income (loss) into loss (gain) on disposal of subsidiaries in the year ended January 3, 2016, and restructuring costs in the year ended December 28, 2014, in the consolidated statements of comprehensive income (loss). Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss). Pension settlement charges are reclassified out of accumulated other comprehensive income (loss) into other expense (income), net, in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Variable Interest Entity

As of January 3, 2016, and December 28, 2014, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	January 3, 2016	December 28, 2014
Current assets	$9,987	$8,346
Property, plant and equipment, net	15,638	17,788
Long-term deferred income taxes	9,121	12,321
Other assets, net	2,270	2,234
Current liabilities	(5,133)	(2,496)
Other long-term liabilities	(2,944)	(4,479)
Non-controlling interest	(4,981)	(7,785)
Net assets of the VIE consolidated by Masonite	$23,958	$25,929

Current assets include $2.1 million and $3.1 million of cash and cash equivalents as of January 3, 2016 and December 28, 2014, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

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

	Quarter Ended
(In thousands, except per share information)	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015
Net sales	$485,422	$475,650	$476,428	$434,465
Cost of goods sold	390,424	388,141	381,394	361,156
Gross profit	94,998	87,509	95,034	73,309
Selling, general and administration expenses	67,576	59,590	58,818	58,161
Restructuring costs	1,195	1,139	988	2,356
Asset impairment	—	9,439	—	—
Loss (gain) on disposal of subsidiaries	30,263	29,721	—	—
Operating income (loss)	(4,036)	(12,380)	35,228	12,792
Interest expense (income), net	7,165	7,179	6,787	11,753
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	1,782	(1,720)	(635)	(1,184)
Income (loss) from continuing operations before income tax expense (benefit)	(12,983)	(17,839)	29,076	(25,823)
Income tax expense (benefit)	(1,595)	(2,510)	15,013	3,264
Income (loss) from continuing operations	(11,388)	(15,329)	14,063	(29,087)
Income (loss) from discontinued operations, net of tax	(247)	(192)	(240)	(229)
Net income (loss)	(11,635)	(15,521)	13,823	(29,316)
Less: Net income (loss) attributable to non-controlling interest	1,583	762	381	1,736
Net income (loss) attributable to Masonite	$(13,218)	$(16,283)	$13,442	$(31,052)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.43)	$(0.54)	$0.44	$(1.03)
Diluted	$(0.43)	$(0.54)	$0.42	$(1.03)

	Quarter Ended
	December 28, 2014	September 28, 2014	June 29, 2014	March 30, 2014
Net sales	$448,940	$476,124	$490,176	$422,460
Cost of goods sold	381,364	409,894	411,569	369,474
Gross profit	67,576	66,230	78,607	52,986
Selling, general and administration expenses	53,928	53,855	58,519	57,775
Restructuring costs	(57)	9,913	560	721
Asset impairment	18,202	—	—	—
Operating income (loss)	(4,497)	2,462	19,528	(5,510)
Interest expense (income), net	10,491	10,447	10,594	9,993
Other expense (income), net	(1,670)	(404)	1,306	181
Income (loss) from continuing operations before income tax expense (benefit)	(13,318)	(7,581)	7,628	(15,684)
Income tax expense (benefit)	1,131	2,004	1,379	19
Income (loss) from continuing operations	(14,449)	(9,585)	6,249	(15,703)
Income (loss) from discontinued operations, net of tax	(194)	(124)	(170)	(142)
Net income (loss)	(14,643)	(9,709)	6,079	(15,845)
Less: Net income (loss) attributable to non-controlling interest	1,724	258	499	741
Net income (loss) attributable to Masonite	$(16,367)	$(9,967)	$5,580	$(16,586)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.55)	$(0.34)	$0.19	$(0.56)
Diluted	$(0.55)	$(0.34)	$0.18	$(0.56)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2016, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2016.

The effectiveness of our internal control over financial reporting as of January 3, 2016, has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 3, 2016. See "Report of Independent Registered Public Accounting Firm" elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Annual Meeting and Record Date. The Board of Directors has set the date of the 2016 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held in Tampa, Florida, on May 12, 2016, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 16, 2016.

Plan Amendment. In February 2015, the Human Resources and Compensation Committee (the “Committee”) of our Board of Directors established a minimum Adjusted EBITDA threshold for fiscal year 2015 that was required to be achieved in order to fund a maximum bonus pool for our 2015 executive annual cash bonus plan (the “MIP”). On February 29, 2016, the Committee amended the definition of Adjusted EBITDA as used in the MIP to exclude the impact of (i) the $28.0 million loss incurred in connection with our 2015 debt refinancing, (ii) the $29.7 million loss incurred in connection with the sale of our door manufacturing and distribution business in France, and (iii) the $30.3 million loss incurred in connection with the filing of business rescue proceedings by Masonite (Africa) Limited, a subsidiary of the Company, in South Africa, all of which occurred in 2015 after the time that the minimum Adjusted EBITDA threshold was initially established. But for this amendment, our named executive officers would not have received any payout under the MIP notwithstanding that for fiscal year 2015, our Adjusted EBITDA, as adjusted following the amendment as described above, was $204.2 million, which exceeded the threshold required to fund the bonus pool under the MIP. The amendment will cause the 2015 MIP bonuses to become subject to the limitation on deductibility imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Except for the foregoing amendment, no modifications were made to the terms of the MIP as adopted in early 2015.

On February 29, 2016, the Committee approved the following bonuses to be paid to each named executive officer eligible to participate in the MIP:

Executive	2015 Bonus
Frederick J. Lynch, President and Chief Executive Officer	$2,022,020
Lawrence P. Repar, Executive Vice President, Chief Customer Experience Officer	763,560
Robert E. Lewis, Senior Vice President, General Counsel and Corporate Secretary	404,000

Russell T. Tiejema, our Executive Vice President and Chief Financial Officer, did not participate in the MIP because his employment with the Company began on November 2, 2015.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2016 Annual General Meeting of Shareholders (the "2016 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Board and Committee Matters - Certain Legal Proceedings", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance; Board and Committee Matters - Corporate Governance Guidelines and Code of Ethics", "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters - Board Committees; Membership - Audit Committee".

The following table sets forth information as of March 2, 2016, regarding each of our executive officers:

Name	Age	Positions
Frederick J. Lynch	51	President and Chief Executive Officer and Director
Russell T. Tiejema	47	Executive Vice President and Chief Financial Officer
Lawrence P. Repar	54	Executive Vice President, Chief Customer Experience Officer
Elias E. Barrios	51	Senior Vice President, Global Operations and Supply Chain
Robert E. Lewis	55	Senior Vice President, General Counsel and Secretary
Gail N. Auerbach	60	Senior Vice President, Human Resources
James A. "Tony" Hair	49	Senior Vice President, Residential Door Business

Biographies

The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:

Frederick J. Lynch, (age 51) has served as President of Masonite since July 2006 and as President and Chief Executive Officer of Masonite since May 2007. Mr. Lynch has served as a Director of Masonite since June 2009. Mr. Lynch joined Masonite from Alpharma Inc., where he served as President of the human generics division and Senior Vice President of global supply chain from 2003 until 2006. Prior to joining Alpharma Inc. in 2003, Mr. Lynch spent nearly 18 years at Honeywell International Inc. (formerly AlliedSignal Inc.), most recently as vice president and general manager of the specialty chemical business.

Russell T. Tiejema, (age 47) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013 he served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, he spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.

Lawrence P. Repar, (age 54) joined Masonite (then known as Premdor) in 1995 and has served in a variety of executive roles, most recently as Executive Vice President, Chief Customer Experience Officer. Mr. Repar has more than 20 years of experience in the door business. Prior to joining Masonite, Mr. Repar worked for Sanwa McCarthy Securities Limited from 1992 to 1995, most recently as director of institutional sales and trading focusing on companies in the building products sector. Previously he owned his own window and door company in Toronto, Canada. He is a member of the board of trustees for All Children's Hospital, Johns Hopkins Medicine in St. Petersburg, FL and Friends of the Hospital for Sick Children in Toronto.

Elias E. Barrios, (age 51) joined Masonite in June 2015. Mr. Barrios served, most recently, as Vice President Global Operations and Supply Chain, Energy Business Unit, TE Connectivity. Prior to joining TE Connectivity, he spent 14 years with Honeywell (and the former AlliedSignal) in seven progressive roles from Project Manager to Acting Vice President – Aircraft Accessories & Landing Systems. He earned his BS degree in Mechanical Engineering from Metropolitan University in Caracas, Venezuela, an MS in Operations Research from Venezuela Central University and an MS in Management, Concentration in Management of Technology, at Georgia Institute of Technology in Atlanta, Georgia.

Robert E. Lewis, (age 55) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2011. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.

Gail N. Auerbach, (age 60) has served as Senior Vice President of Human Resources for Masonite since September 2007 and is responsible for Masonite’s global human resources and employee communications. She launched her 30-year career in human resources with GE, spending 10 years in progressive human resources roles in several GE business divisions. She joined the Ray Ban division of Bausch & Lomb and was promoted to vice president of human resources for the Oral Care Division in 1992. For the next 10 years she managed the human resources function for international based businesses including the Dutch based Randstad HR Solutions from 2002 to 2006.

James A. "Tony" Hair, (age 49) has served as Masonite’s Vice President, Business Leader - Residential since November 2013. Prior to joining Masonite, Mr. Hair was with Newell Rubbermaid from 2005 to 2013, most recently serving as Senior Vice President and General Manager of the Décor Business Unit. He also held executive leadership positions in the Home Solutions and Tools business groups. Prior to joining Newell Rubbermaid, Mr. Hair held various engineering, supply chain and sales positions with Maytag Corporation.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2016 Proxy Statement. Such information will be included in the 2016 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report", "Executive Compensation" and "Corporate Governance; Board and Committee Matters - Compensation Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2016 Proxy Statement. Such information will be included in the 2016 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2016 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters - Board Committees; Membership" and "Certain Relationships and Related Party Transactions".

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2016 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Statements of Comprehensive Income (Loss)	60
		Consolidated Balance Sheets	61
		Consolidated Statements of Changes in Equity	62
		Consolidated Statements of Cash Flows	63
		Notes to the Consolidated Financial Statements	64
	2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included.

	3.	See “Index to Exhibits” on pages 114 through 117, which is incorporated by reference herein.
(b)	The exhibits listed on the “Index to Exhibits” on pages 114 through 117 are filed with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	March 2, 2016	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frederick J. Lynch	President and Chief Executive Officer and Director	March 2, 2016
Frederick J. Lynch	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	March 2, 2016
Russell T. Tiejema	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	March 2, 2016
Robert J. Byrne

/s/ Jody L. Bilney	Director	March 2, 2016
Jody L. Bilney

/s/ Peter R. Dachowski	Director	March 2, 2016
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	March 2, 2016
Jonathan F. Foster

/s/ George A. Lorch	Director	March 2, 2016
George A. Lorch

/s/ Rick J. Mills	Director	March 2, 2016
Rick J. Mills

/s/ Francis M. Scricco	Director	March 2, 2016
Francis M. Scricco

/s/ John C. Wills	Director	March 2, 2016
John C. Wills

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

4.1
Indenture, dated as of March 23, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.625% Senior Notes due 2023. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 23, 2015)

4.2
Transfer Agency and Registrar Services, dated July 1, 2013, between Masonite International Corporation and American Stock Transfer & Trust Company, LLC of New York (incorporated by reference to Exhibit 4.1(j) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.3
Form of Second Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.1 ^
Masonite International Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.2 ^
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(a) ^
Masonite International Corporation Amended and Restated 2012 Equity Incentive
Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K
(File No. 011-11796) filed with the Securities and Exchange Commission on May 18,2015)

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
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Directors (incorporated by reference to Exhibit 10.3(h) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on November 6, 2013)

10.3(g) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States employees (incorporated by reference to Exhibit 10.3(b) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on May 8, 2014)

10.3(h) ^
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(f) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on May 8, 2014)

Exhibit No.	Description
10.3(i) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(k) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.3(j) ^
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan, United States (incorporated by reference to Exhibit 10.3(f) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.3(k)* ^
Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, dated as of November 5, 2015, by and between Masonite International Corporation and Frederick J. Lynch

10.3(l)* ^
Restricted Stock Unit Agreement Pursuant to the Amended and Restated Masonite International Corporation 2012 Equity Incentive Plant, dated as of December 22, 2015, by and between Masonite International Corporation and Lawrence P. Repar

10.3(m)* ^	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Directors (2015)
10.3(n)* ^	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (November 2015)
10.3(o)* ^	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (December 2015)
10.3(p)* ^	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016)
10.3(q)* ^	Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016)
10.3(r)* ^	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016)
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
Form of Amendment to Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(l) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.5(a) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(b) ^
Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Russell T. Tiejema (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(c) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Lawrence P. Repar (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(d)* ^	Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Elias E. Barrios
10.5(e) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(f)* ^	Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Gail N. Auerbach
10.5(g) ^
Offer Letter to Russell Tiejema dated September 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on October 13, 2015)

10.6 ^
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.7(a)
Amended and Restated Credit Agreement, dated as of April 9, 2015, by and among Masonite International Corporation, as Canadian borrower and parent borrower, Masonite Corporation and certain other subsidiaries of Masonite Corporation, as U.S. borrowers, Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, Bank of America, N.A., as a syndication agent, Royal Bank of Canada and Deutsche Bank Securities Inc., as co-documentation agents, Wells Fargo Capital Finance, LLC, Bank of America, N.A., Royal Bank of Canada, Deutsche Bank Securities Inc. and Barclays Bank PLC, as joint lead arrangers and book managers, and the lenders from time to time party thereto. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on April 14, 2015)

Exhibit No.	Description
10.7(b)
U.S. Security Agreement, dated as of May 17, 2011, among Masonite Corporation, as Lead U.S. Borrower, the other U.S. Borrowers from time to time party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.1 (b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.7(c)
U.S. Guaranty, dated as of May 17, 2011, among Masonite Corporation, as Lead U.S. Borrower, the other U.S. Borrowers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 (c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on
August 19, 2013)

10.7(d)
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

10.7(e)
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