Form 10-Q
period 2016-04-03
MASONITE INTERNATIONAL CORP
filed 2016-05-05
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
or
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
The registrant had outstanding 30,303,303 shares of Common Stock, no par value, as of May 2, 2016.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 3, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 3, 2016, and elsewhere in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net sales	$489,305	$434,465
Cost of goods sold	391,060	361,156
Gross profit	98,245	73,309
Selling, general and administration expenses	64,898	58,161
Restructuring costs	19	2,356
Operating income (loss)	33,328	12,792
Interest expense (income), net	7,232	11,753
Loss on extinguishment of debt	—	28,046
Other expense (income), net	786	(1,184)
Income (loss) from continuing operations before income tax expense (benefit)	25,310	(25,823)
Income tax expense (benefit)	6,210	3,264
Income (loss) from continuing operations	19,100	(29,087)
Income (loss) from discontinued operations, net of tax	(188)	(229)
Net income (loss)	18,912	(29,316)
Less: net income (loss) attributable to non-controlling interest	1,084	1,736
Net income (loss) attributable to Masonite	$17,828	$(31,052)

Earnings (loss) per common share attributable to Masonite:
Basic	$0.58	$(1.03)
Diluted	$0.57	$(1.03)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.59	$(1.02)
Diluted	$0.57	$(1.02)

Comprehensive income (loss):
Net income (loss)	$18,912	$(29,316)
Other comprehensive income (loss):
Foreign exchange gain (loss)	3,872	(35,140)
Amortization of actuarial net losses	242	220
Income tax benefit (expense) related to other comprehensive income (loss)	(96)	(87)
Other comprehensive income (loss), net of tax:	4,018	(35,007)
Comprehensive income (loss)	22,930	(64,323)
Less: comprehensive income (loss) attributable to non-controlling interest	1,571	1,051
Comprehensive income (loss) attributable to Masonite	$21,359	$(65,374)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	April 3, 2016	January 3, 2016
Current assets:
Cash and cash equivalents	$49,982	$89,187
Restricted cash	12,646	12,645
Accounts receivable, net	266,010	224,976
Inventories, net	219,251	208,393
Prepaid expenses	22,683	21,983
Income taxes receivable	3,372	1,762
Total current assets	573,944	558,946
Property, plant and equipment, net	539,175	534,234
Investment in equity investees	19,239	18,811
Goodwill	126,789	128,170
Intangible assets, net	218,056	225,932
Long-term deferred income taxes	11,950	16,899
Other assets, net	17,327	16,157
Total assets	$1,506,480	$1,499,149

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,187	$96,480
Accrued expenses	120,839	136,029
Income taxes payable	733	9
Total current liabilities	230,759	232,518
Long-term debt	469,032	468,856
Long-term deferred income taxes	98,242	98,682
Other liabilities	42,492	43,527
Total liabilities	840,525	843,583
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 30,335,134 and 30,427,865 shares issued and outstanding as of April 3, 2016, and January 3, 2016, respectively	661,599	663,600
Additional paid-in capital	231,561	231,363
Accumulated deficit	(137,158)	(144,628)
Accumulated other comprehensive income (loss)	(104,417)	(107,948)
Total equity attributable to Masonite	651,585	642,387
Equity attributable to non-controlling interests	14,370	13,179
Total equity	665,955	655,566
Total liabilities and equity	$1,506,480	$1,499,149

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(47,111)		(47,111)	4,462	(42,649)
Other comprehensive income (loss), net of tax					(31,689)	(31,689)	(1,100)	(32,789)
Dividends to non-controlling interests						—	(5,797)	(5,797)
Deconsolidation of non-controlling interest						—	(10,451)	(10,451)
Share based compensation expense			13,236			13,236		13,236
Common shares issued for delivery of share based awards	399,198	5,460	(5,460)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,114)			(2,114)		(2,114)
Common shares issued under employee stock purchase plan	12,913	846	(215)			631		631
Common shares issued for exercise of warrants	433	2	(2)			—		—
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(144,628)	$(107,948)	$642,387	$13,179	$655,566

Net income (loss)				17,828		17,828	1,084	18,912
Other comprehensive income (loss), net of tax					3,531	3,531	487	4,018
Dividends to non-controlling interests						—	(380)	(380)
Share based compensation expense			3,728			3,728		3,728
Common shares issued for delivery of share based awards	49,409	1,906	(1,906)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(278)			(278)		(278)
Common shares issued under employee stock purchase plan	9,126	506	(91)			415		415
Common shares issued for exercise of warrants	108,274	1,255	(1,255)			—		—
Common shares repurchased and retired	(259,540)	(5,668)		(10,358)		(16,026)		(16,026)
Balances as of April 3, 2016	30,335,134	$661,599	$231,561	$(137,158)	$(104,417)	$651,585	$14,370	$665,955

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	April 3, 2016	March 29, 2015
Net income (loss)	$18,912	$(29,316)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	188	229
Loss on extinguishment of debt	—	28,046
Depreciation	14,570	15,306
Amortization	6,464	5,011
Share based compensation expense	3,728	2,379
Deferred income taxes	4,368	1,765
Unrealized foreign exchange loss (gain)	1,428	(991)
Share of loss (income) from equity investees, net of tax	(428)	(165)
Dividend from equity investee	—	1,440
Pension and post-retirement expense (funding), net	(1,443)	(1,407)
Non-cash accruals and interest	606	(6)
Loss (gain) on sale of property, plant and equipment	132	(56)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(41,718)	(8,312)
Inventories	(9,839)	(11,956)
Prepaid expenses	(365)	(2,950)
Accounts payable and accrued expenses	7,258	(17,116)
Other assets and liabilities	(694)	(1,868)
Net cash flow provided by (used in) operating activities	3,167	(19,967)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	57	279
Additions to property, plant and equipment	(23,756)	(10,190)
Other investing activities	(584)	(830)
Net cash flow provided by (used in) investing activities	(24,283)	(10,741)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	475,000
Repayments of long-term debt	(34)	(500,000)
Payments of long-term debt extinguishment costs	—	(31,691)
Payment of debt issuance costs	—	(6,863)
Minimum tax withholding on share based awards	(278)	(139)
Distributions to non-controlling interests	(380)	(500)
Repurchases of common stock	(16,026)	—
Net cash flow provided by (used in) financing activities	(16,718)	(64,193)
Net foreign currency translation adjustment on cash	(1,371)	(7,035)
Increase (decrease) in cash and cash equivalents	(39,205)	(101,936)
Cash and cash equivalents, beginning of period	89,187	192,037
Cash and cash equivalents, at end of period	$49,982	$90,101

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 65 manufacturing locations in 9 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the 2015 audited consolidated financial statements, other than as noted below.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which amends Accounting Standards Codification ("ASC") 805, "Business Combinations." This ASU eliminates the requirement to retrospectively account for measurement-period adjustments and instead recognize such adjustments in the reporting period in which the adjustments are determined. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted and prospective application is required. The adoption of this standard did not have a material impact on the presentation of our financial statements.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets." This ASU provides a practical expedient option to entities that have defined benefit plans and have a fiscal year end that does not coincide with a calendar month end. This ASU allows an entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year end. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted and prospective application is required. The adoption of this standard did not have a material impact on the presentation of our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amended ASC 810, "Consolidation." This ASU modifies the evaluation of whether limited partnerships are variable interest entities ("VIEs") and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early adoption is permitted and either full retrospective or modified retrospective application is required at the entity's option. The adoption of this standard did not have a material impact on the presentation of our financial statements.

Other Recent Accounting Pronouncements not yet Adopted

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC 718 “Compensation - Stock Compensation”. This ASU simplifies several aspects of the accounting for employee share-based award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies resulting from the exercise or vesting of a share-based award to an employee. It also allows an entity to elect, as an accounting policy, either to continue to estimate forfeitures of share-based awards (as currently required) or to account for forfeitures when they occur. Additionally, the ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted and varying types of application are required for the different aspects of the standard. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

2. Acquisitions and Disposition

2015 Acquisitions

On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of approximately $13.7 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machining, resizing and value-added additions to both unfinished and prefinished doors in short lead times. The excess purchase price over the fair value of net assets acquired of $8.9 million was allocated to goodwill and relates to the Architectural segment. The goodwill principally represents the anticipated synergies to be gained from the integration into our existing Architectural door business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and the goodwill is deductible for tax purposes. The USA Wood Door acquisition acts as an extension of our distribution network in North America.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On August 5, 2015, we completed the acquisition of Hickman Industries Limited ("Hickman"), headquartered in Wolverhampton, England, for total consideration of $88.0 million, net of cash acquired. We acquired 100% of the equity interests in Hickman through the purchase of all of the outstanding shares of common stock at the acquisition date. Hickman is a leading supplier of doorkits (similar to fully finished prehung door units) and other millwork in the United Kingdom and their business of providing doorkit solutions to the homebuilder market in the United Kingdom is a natural extension of our existing business in the United Kingdom. The excess purchase price over the fair value of net assets acquired of $18.2 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing United Kingdom business. This goodwill is not deductible for tax purposes and relates to the Europe segment. The Hickman acquisition complements strategies we are pursuing with our existing United Kingdom business.

On July 23, 2015, we completed the acquisition of Performance Doorset Solutions Limited ("PDS"), headquartered in Lancashire, England, for total consideration of $15.7 million, net of cash acquired. We acquired 100% of the equity interests in PDS through the purchase of all of the outstanding shares of common stock at the acquisition date. PDS is a leading supplier of custom doors and millwork in the United Kingdom that specializes in non-standard product specifications, manufacturing both wood and composite solutions. The excess purchase price over the fair value of net assets acquired of $3.1 million was allocated to goodwill. The goodwill principally represents the future expected value of the operations of the business. This goodwill is not deductible for tax purposes and relates to the Europe segment. The PDS acquisition complements our existing United Kingdom business.

The aggregate consideration paid for acquisitions during 2015 was as follows:

(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Accounts Receivable	$2,235	$20,870	$3,000	$26,105
Inventory	1,677	11,090	1,438	14,205
Property, plant and equipment	2,600	14,057	5,684	22,341
Goodwill	8,921	18,215	3,145	30,281
Intangible assets	—	55,634	6,437	62,071
Accounts payable and accrued expenses	(1,654)	(23,972)	(2,218)	(27,844)
Other assets and liabilities, net	(81)	(7,918)	(1,762)	(9,761)
Cash consideration, net of cash acquired	$13,698	$87,976	$15,724	$117,398

The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from the 2015 acquisitions consist of customer relationships and are being amortized over the weighted average amortization period of 9.6 years and 9.7 years for the Hickman and PDS acquisitions, respectively. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $1.7 million, $21.0 million and $2.6 million for the USA Wood Door, Hickman and PDS acquisitions, respectively.

The following schedule represents the amount of net sales and net income (loss) attributable to Masonite from the 2015 acquisitions which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date.

	Three Months Ended April 3, 2016
(In thousands)	USA Wood Door	National Hickman	PDS	Total 2015 Acquisitions
Net sales	$4,495	$25,755	$4,551	$34,801
Net income (loss) attributable to Masonite	498	2,139	150	2,787

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

	Three Months Ended March 29, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$434,465	$36,613	$(4,238)	$466,840
Net income (loss) attributable to Masonite	(31,052)	1,766	(692)	(29,978)

Basic earnings (loss) per common share	$(1.03)			$(1.00)
Diluted earnings (loss) per common share	$(1.03)			$(1.00)

Disposition and Deconsolidated Entity

Africa

On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited (“MAL”), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintain operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015.

Subsequent to deconsolidation, we use the cost method to account for our equity investment in MAL, which has been reflected as $10.0 million in our condensed consolidated balance sheets as of April 3, 2016, and January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. The fair value of the investment in MAL was determined using a discounted future cash flows analysis based upon management's view of the most likely outcomes of the Business Rescue proceedings. The resulting valuation is net of future disposal costs and third party fees, and is subject to the volatility of the South African Rand. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for the business.

France

On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. Premdor S.A.S. generated $2.1 million of losses from continuing operations before income tax expense (benefit) during the three months ended March 29, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 28, 2014	$2,891	$19,008	$77,300	$99,199
Goodwill from 2015 acquisitions	—	21,360	8,921	30,281
Foreign exchange fluctuations	(56)	(1,062)	(192)	(1,310)
January 3, 2016	2,835	39,306	86,029	128,170
Foreign exchange fluctuations	16	(1,545)	148	(1,381)
April 3, 2016	$2,851	$37,761	$86,177	$126,789

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	April 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(52,406)	$(8,027)	$95,494
Patents	29,967	(17,740)	(774)	11,453
Software	30,090	(24,075)	(179)	5,836
Other	12,280	(8,230)	(1,654)	2,396
	228,264	(102,451)	(10,634)	115,179
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(8,661)	102,877
Total intangible assets	$339,802	$(102,451)	$(19,295)	$218,056

	January 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(48,025)	$(5,648)	$102,254
Patents	29,643	(17,168)	(885)	11,590
Software	29,830	(23,187)	(208)	6,435
Other	12,280	(7,853)	(1,567)	2,860
	227,680	(96,233)	(8,308)	123,139
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(8,745)	102,793
Total intangible assets	$339,218	$(96,233)	$(17,053)	$225,932

Amortization of intangible assets was $6.2 million and $4.7 million for the three months ended April 3, 2016, and March 29, 2015, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives as of April 3, 2016, is as follows:

(In thousands)
Fiscal year:
2016 (remaining nine months)	$17,819
2017	21,312
2018	16,243
2019	15,091
2020	12,716

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 55.6% and 54.1% of total accounts receivable as of April 3, 2016, and January 3, 2016, respectively. Our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., individually accounted for more than 10% of the consolidated gross accounts receivable balance as of April 3, 2016, and January 3, 2016. No other individual customers accounted for greater than 10% of consolidated gross accounts receivable balance at either April 3, 2016, or January 3, 2016. The allowance for doubtful accounts balance was $2.4 million and $3.1 million as of April 3, 2016, and January 3, 2016, respectively.

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

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	April 3, 2016	January 3, 2016
Raw materials	$150,775	$145,856
Finished goods	74,999	69,045
Provision for obsolete or aged inventory	(6,523)	(6,508)
Inventories, net	$219,251	$208,393

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	April 3, 2016	January 3, 2016
Land	$25,496	$25,316
Buildings	160,670	155,709
Machinery and equipment	563,625	551,264
Property, plant and equipment, gross	749,791	732,289
Accumulated depreciation	(210,616)	(198,055)
Property, plant and equipment, net	$539,175	$534,234

Total depreciation expense was $14.6 million and $15.3 million in the three months ended April 3, 2016, and March 29, 2015, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	April 3, 2016	January 3, 2016
5.625% senior unsecured notes due 2023	$475,000	$475,000
Debt issuance costs for 2023 Notes	(6,022)	(6,232)
Capital lease obligations and other long-term debt	54	88
Total long-term debt	$469,032	$468,856

Interest expense related to our consolidated indebtedness under senior unsecured notes was $7.0 million and $11.2 million for the three months ended April 3, 2016, and March 29, 2015, respectively.

5.625% Senior Notes due 2023

On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the "2023 Notes"). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal prior senior unsecured notes due 2021 (the "2021 Notes") and to pay related premiums, fees and expenses. Under the terms of the indenture governing the 2021 Notes, we paid the applicable premium, as described in the indenture, of $31.7 million. Additionally, the unamortized premium of $11.5 million and unamortized debt issuance costs of $7.8 million relating to the 2021 Notes were written off in conjunction with their extinguishment. The resulting loss on extinguishment of debt was $28.0 million and is recorded as part of income (loss) from continuing operations before income tax expense (benefit) in the condensed consolidated statements of comprehensive income (loss). Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of April 3, 2016, and January 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

ABL Facility

On April 9, 2015, we and certain of our subsidiaries amended and restated our asset-based revolving credit facility (the "ABL Facility") in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $150.0 million from $125.0 million and extended the final maturity date to April 9, 2020, from May 17, 2016. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain ineligible amounts.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens.

The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of April 3, 2016, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of April 3, 2016, and January 3, 2016, there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share-based compensation expense was $3.7 million and $2.4 million for the three months ended April 3, 2016, and March 29, 2015, respectively. As of April 3, 2016, the total remaining unrecognized compensation expense related to share based compensation amounted to $21.6 million, which will be amortized over the weighted average remaining requisite service period of 2.5 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors and further amended on May 12, 2015, by approval of our shareholders (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of April 3, 2016, there were 1,547,967 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of April 3, 2016, the liability and asset relating to deferred compensation had a fair value of $2.8 million and $2.7 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of April 3, 2016, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

Stock Appreciation Rights

We have granted Stock Appreciation Rights ("SARs") to certain employees under both the 2009 Plan and the 2012 Plan, which entitle the recipient to the appreciation in value of a number of common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of three years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest.

The total fair value of SARs vested was $0.4 million in the three months ended March 29, 2015. No SARs vested during the three months ended April 3, 2016.

Three months ended April 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(24,443)	1,122	15.35
Cancelled	(2,400)		32.68
Outstanding, end of period	986,109	$40,908	$24.89	5.4

Exercisable, end of period	679,384	$33,765	$16.67	4.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three months ended March 29, 2015	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(141,772)	6,546	16.73
Cancelled	(800)		32.68
Outstanding, end of period	1,088,896	$51,253	$19.97	5.7

Exercisable, end of period	852,059	$42,831	$16.73	5.0

The value of SARs granted in the three months ended April 3, 2016, as determined using the Black-Scholes Merton valuation model, was $2.0 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2016 Grants
SAR value (model conclusion)	$16.78
Risk-free rate	1.6%
Expected dividend yield	0.0%
Expected volatility	26.2%
Expected term (years)	6.0

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	April 3, 2016		March 29, 2015
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	526,930	$49.31	543,373	$34.56
Granted	172,251	57.51	177,862	61.24
Delivered	(31,120)		(18,852)
Withheld to cover (1)	(4,745)		(2,303)
Cancelled	(3,440)		(1,445)
Outstanding, end of period	659,876	$50.94	698,635	$37.43
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

Approximately one-half of the RSUs granted during the three months ended April 3, 2016, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended April 3, 2016, was $9.9 million and is being recognized over the weighted average requisite service period of 2.3 years. During the three months ended April 3, 2016, there were 35,865 RSUs vested at a fair value of $2.1 million.

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

There were no 2014 Warrants outstanding during any period presented. Activity relating to the 2016 Warrants was as follows for the period presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
Outstanding, beginning of period	2,497,971	2,500,001
Exercised	(1,076,387)	—
Outstanding, end of period	1,421,584	2,500,001

Common shares issued	108,274	—

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

(In thousands)
Fiscal year:
2016 (remaining nine months)	$14,638
2017	18,180
2018	17,041
2019	15,658
2020	13,354
Thereafter	77,363
Total future minimum lease payments	$156,234

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.4 million and $5.7 million for the three months ended April 3, 2016, and March 29, 2015, respectively.

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

10. Restructuring Costs

Restructuring costs were not material in the three months ended April 3, 2016. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended
	March 29, 2015
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$1,687	$624	$2,311
2013 Plan	4	41	—	45
Total Restructuring Costs	$4	$1,728	$624	$2,356

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Cumulative Amount Incurred Through
	April 3, 2016
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,337	$3,166	$5,503
2014 Plan	—	—	9,503	9,503
2013 Plan	3,025	2,733	2,157	7,915
2012 and Prior Plans	2,378	12,695	3,609	18,682
Total Restructuring Costs	$5,403	$17,765	$18,435	$41,603

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of April 3, 2016, we do not expect to incur any material future charges relating to the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. ("Israel"), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the "2014 Plan"). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of April 3, 2016, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of April 3, 2016, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of April 3, 2016, we do not expect to incur any future charges for the 2012 and Prior Plans.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	April 3, 2016
2015 Plan	$774	$(8)	$27	$276	$517
2014 Plan	442	—	—	13	429
2013 Plan	316	—	—	192	124
2012 and Prior Plans	858	—	—	187	671
Total	$2,390	$(8)	$27	$668	$1,741

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	March 29, 2015
2015 Plan	$—	$1,536	$775	$998	$1,313
2014 Plan	839	—	—	223	616
2013 Plan	341	—	45	65	321
2012 and Prior Plans	1,153	—	—	297	856
Total	$2,333	$1,536	$820	$1,583	$3,106

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Current	$1,842	$1,499
Deferred	4,368	1,765
Income tax expense (benefit)	$6,210	$3,264

The effective tax rate differs from the Canadian statutory rate of 26.6% primarily due to changes in our valuation allowances, tax exempt income, and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $44.1 million and $40.9 million was required for our deferred income tax assets as of April 3, 2016, and January 3, 2016, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, India, Mexico and Luxembourg. We expect to maintain valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of income is reached.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Transactions involving cash:
Interest paid	$13,487	$19,906
Interest received	70	167
Income taxes paid	2,737	1,507
Income tax refunds	62	9
Non-cash transactions:
Property, plant and equipment additions in accounts payable	4,118	2,264

13. Segment Information

During the first quarter of 2016, we changed our reportable segments to align with changes in how we manage our business, review operating performance and allocate resources as a result of the deconsolidation of Africa and other internal reporting changes. All prior period information was recast to reflect this change. Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom, Central Eastern Europe and France (prior to disposal) operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment, including the historical results of our Africa operating segment. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the reportable segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA should not be considered as an alternative to either net income or operating cash flows determined in accordance with GAAP. Beginning with the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revision to this definition had no impact on our reported Adjusted EBITDA for the three months ended March 29, 2015. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

• depreciation;
• amortization;
• share based compensation expense;
• loss (gain) on disposal of property, plant and equipment;
• registration and listing fees;
• restructuring costs;
• asset impairment;
• loss (gain) on disposal of subsidiaries;
• interest expense (income), net;
• loss on extinguishment of debt;
• other expense (income), net;
• income tax expense (benefit);

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

• loss (income) from discontinued operations, net of tax; and
• net income (loss) attributable to non-controlling interest.

This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2023 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices. Certain information with respect to segments is as follows for the periods indicated:

(In thousands)	Three Months Ended April 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$330,616	$80,607	$76,309	$6,473	$494,005
Intersegment sales	(1,887)	(16)	(2,797)	—	(4,700)
Net sales to external customers	$328,729	$80,591	$73,512	$6,473	$489,305

Adjusted EBITDA	$51,375	$10,118	$4,431	$(7,683)	$58,241

(In thousands)	Three Months Ended March 29, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$274,641	$75,103	$69,390	$19,248	$438,382
Intersegment sales	(1,373)	(78)	(2,466)	—	(3,917)
Net sales to external customers	$273,268	$75,025	$66,924	$19,248	$434,465

Adjusted EBITDA	$29,347	$6,569	$4,030	$(2,158)	$37,788

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Adjusted EBITDA	$58,241	$37,788
Less (plus):
Depreciation	14,570	15,306
Amortization	6,464	5,011
Share based compensation expense	3,728	2,379
Loss (gain) on disposal of property, plant and equipment	132	(56)
Restructuring costs	19	2,356
Interest expense (income), net	7,232	11,753
Loss on extinguishment of debt	—	28,046
Other expense (income), net	786	(1,184)
Income tax expense (benefit)	6,210	3,264
Loss (income) from discontinued operations, net of tax	188	229
Net income (loss) attributable to non-controlling interest	1,084	1,736
Net income (loss) attributable to Masonite	$17,828	$(31,052)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of April 3, 2016 and January 3, 2016, was $490.4 million and $484.3 million, respectively, compared to a carrying value of $469.0 million and $468.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended
	April 3, 2016	March 29, 2015
Net income (loss) attributable to Masonite	$17,828	$(31,052)
Income (loss) from discontinued operations, net of tax	(188)	(229)
Income (loss) from continuing operations attributable to Masonite	$18,016	$(30,823)

Shares used in computing basic earnings per share	30,494,976	30,056,085
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	876,980	—
Shares used in computing diluted earnings per share	31,371,956	30,056,085

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.59	$(1.02)
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$0.58	$(1.03)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.57	$(1.02)
Discontinued operations attributable to Masonite, net of tax	—	(0.01)
Total Diluted earnings per common share attributable to Masonite	$0.57	$(1.03)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	2,500,001
Stock appreciation rights	—	489,427
Restricted stock units	—	472,556

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three months ended March 29, 2015, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position in that period.

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Accumulated foreign exchange gains (losses), beginning of period	$(90,111)	$(57,473)
Foreign exchange gain (loss)	3,872	(35,140)
Less: foreign exchange gain (loss) attributable to non-controlling interest	487	(685)
Accumulated foreign exchange gains (losses), end of period	(86,726)	(91,928)

Accumulated pension and other post-retirement adjustments, beginning of period	(17,837)	(18,786)
Amortization of actuarial net losses	242	220
Income tax benefit (expense) on amortization of actuarial net losses	(96)	(87)
Accumulated pension and other post-retirement adjustments	(17,691)	(18,653)

Accumulated other comprehensive income (loss)	$(104,417)	$(110,581)

Other comprehensive income (loss), net of tax:	$4,018	$(35,007)
Less: other comprehensive income (loss) attributable to non-controlling interest	487	(685)
Other comprehensive income (loss) attributable to Masonite	$3,531	$(34,322)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of April 3, 2016, and January 3, 2016, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Kuala Lumpur, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	April 3, 2016	January 3, 2016
Current assets	$11,386	$9,987
Property, plant and equipment, net	15,108	15,638
Long-term deferred income taxes	10,073	9,121
Other assets, net	2,268	2,270
Current liabilities	(3,584)	(5,133)
Other long-term liabilities	(3,249)	(2,944)
Non-controlling interest	(5,227)	(4,981)
Net assets of the VIE consolidated by Masonite	$26,775	$23,958

Current assets include $5.2 million and $2.1 million of cash and cash equivalents as of April 3, 2016, and January 3, 2016, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

18. Subsequent Event

South Africa

On May 5, 2016, the business rescue practitioner that was appointed to oversee the affairs of MAL proposed a business rescue plan that would result in the sale of the business. The transaction that has been proposed as part of the plan is expected to be completed in the third quarter of 2016 and is subject to various customary closing conditions, including creditor and shareholder approval of the plan, competition commission clearance, and other regulatory approvals.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended April 3, 2016, and March 29, 2015. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended January 3, 2016. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. Certain prior year amounts have been reclassified to conform to the current basis of presentation.

Overview
We are a leading global designer, manufacturer and distributor of interior and exterior doors for the new construction and repair, renovation and remodeling sectors of the residential and the non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale, retail and direct distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture a broad line of interior doors, including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems
We operate 65 manufacturing and distribution facilities in 9 countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers and homebuilders; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous Dorfab facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended April 3, 2016, we generated net sales of $328.7 million or 67.2%, $80.6 million or 16.5% and $73.5 million or 15.0% in our North American Residential, Europe and Architectural segments, respectively. See "Components of Results of Operations - Segment Information" below for a description of our reportable segment change.

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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2015, our top ten customers together accounted for approximately 39% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 16% of our net sales. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of April 3, 2016, we do not expect to incur any material future charges relating to the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $6 million.

MASONITE INTERNATIONAL CORPORATION

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the three months ended April 3, 2016, and March 29, 2015, approximately 33% and 39% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
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

Acquisitions, Disposition and Deconsolidated Entity
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
Acquisitions

•
USA Wood Door: On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. ("USA Wood Door"), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of approximately $13.7 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machined, re-sized and value-added additions to both unfinished and prefinished doors in short lead times.

MASONITE INTERNATIONAL CORPORATION

•
Hickman: On August 5, 2015, we completed the acquisition of Hickman Industries Limited ("Hickman"), a leading supplier of doorkits (similar to fully finished prehung door units) and other millwork in the United Kingdom. We acquired 100% of the equity interests in Hickman for consideration of $88.0 million, net of cash acquired. Hickman is headquartered in Wolverhampton, England, and their leadership in providing doorkit solutions to the homebuilder market in the United Kingdom is a natural extension of our existing business in the United Kingdom. Hickman’s deployment of automation and product line leadership complements the strategies we are pursuing with our business.

•
PDS: On July 23, 2015, we completed the acquisition of Performance Doorset Solutions ("PDS"), a leading supplier of custom doors and millwork in the United Kingdom that specializes in non-standard product specifications, manufacturing both wood and composite solutions. We acquired 100% of the equity interests in PDS for consideration of $15.7 million, net of cash acquired. PDS is based in Lancashire, United Kingdom, and is a producer of high quality niche product lines that complement our existing United Kingdom business.

Disposition and Deconsolidated Entity

•
South Africa: On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited ("MAL"), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintain operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015. On May 5, 2016, the business rescue practitioner that was appointed to oversee the affairs of MAL proposed a business rescue plan that would result in the sale of the business. The transaction that has been proposed as part of the plan is expected to be completed in the third quarter of 2016 and is subject to various customary closing conditions, including creditor and shareholder approval of the plan, competition commission clearance, and other regulatory approvals.

•
France: On July 31, 2015, we completed the sale of all of the capital stock of Premdor, S.A.S. Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite's door manufacturing and distribution business in France for nominal consideration.

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended January 3, 2016, other than as described below.
Segment Information

During the first quarter of 2016, we changed our reportable segments to align with changes in how we manage our business, review operating performance and allocate resources as a result of the deconsolidation of Africa and other internal reporting changes. All prior period information was recast to reflect this change. Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom, Central Eastern Europe and France (prior to disposal) operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment, including the historical results of our Africa operating segment. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. The discussion of segment results herein is based on the new reportable segments.

MASONITE INTERNATIONAL CORPORATION

Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the reportable segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA should not be considered as an alternative to either net income or operating cash flows determined in accordance with GAAP. Beginning with the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revision to this definition had no impact on our reported Adjusted EBITDA for the three months ended March 29, 2015. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2023 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices.
We believe that Adjusted EBITDA, from an operations standpoint, provides an appropriate way to measure and assess segment performance. Our management team has established the practice of reviewing the performance of each segment based on the measures of net sales and Adjusted EBITDA. We believe that Adjusted EBITDA is useful to users of the condensed consolidated financial statements because it provides the same information that we use internally to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Net sales	$489,305	$434,465
Cost of goods sold	391,060	361,156
Gross profit	98,245	73,309
Gross profit as a % of net sales	20.1%	16.9%
Selling, general and administration expenses	64,898	58,161
Selling, general and administration expenses as a % of net sales	13.3%	13.4%
Restructuring costs	19	2,356
Operating income (loss)	33,328	12,792
Interest expense (income), net	7,232	11,753
Loss on extinguishment of debt	—	28,046
Other expense (income), net	786	(1,184)
Income (loss) from continuing operations before income tax expense (benefit)	25,310	(25,823)
Income tax expense (benefit)	6,210	3,264
Income (loss) from continuing operations	19,100	(29,087)
Income (loss) from discontinued operations, net of tax	(188)	(229)
Net income (loss)	18,912	(29,316)
Less: net income (loss) attributable to non-controlling interest	1,084	1,736
Net income (loss) attributable to Masonite	$17,828	$(31,052)
Three Months Ended April 3, 2016, Compared with Three Months Ended March 29, 2015
Net Sales
Net sales in the three months ended April 3, 2016, were $489.3 million, a increase of $54.8 million or 12.6% from $434.5 million in the three months ended March 29, 2015. Net sales in the first quarter of 2016 were negatively impacted by $12.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $67.7 million or 15.6% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first quarter of 2016 by $44.5 million or 10.2% compared to the 2015 period. Average unit price increased net sales in in the first quarter of 2016 by $20.2 million or 4.6% compared to the 2015 period. Net sales of other products to external customers were $3.0 million higher in the first quarter of 2016 compared to the 2015 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
North American Residential	$330,616	$274,641
North American Residential intersegment	(1,887)	(1,373)
North American Residential net sales to external customers	$328,729	$273,268
Percentage of consolidated net sales	67.2%	62.9%

Europe	$80,607	$75,103
Europe intersegment	(16)	(78)
Europe net sales to external customers	$80,591	$75,025
Percentage of consolidated net sales	16.5%	17.3%

Architectural	$76,309	$69,390
Architectural intersegment	(2,797)	(2,466)
Architectural net sales to external customers	$73,512	$66,924
Percentage of consolidated net sales	15.0%	15.4%

Corporate & Other net sales to external customers	$6,473	$19,248

Net sales to external customers	$489,305	$434,465

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended April 3, 2016, were $328.7 million, an increase of $55.4 million or 20.3% from $273.3 million in the three months ended March 29, 2015. Net sales in the first quarter of 2016 were negatively impacted by $9.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $64.7 million or 23.7% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first quarter of 2016 by $50.1 million or 18.3% compared to the 2015 period. Average unit price increased net sales in the first quarter of 2016 by $13.8 million or 5.0%. Net sales of other products to external customers were $0.8 million higher compared to the 2015 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended April 3, 2016, were $80.6 million, an increase of $5.6 million or 7.5% from $75.0 million in the three months ended March 29, 2015. Net sales in the first quarter of 2016 were negatively impacted by $2.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $8.2 million or 10.9% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first quarter of 2016 by $6.8 million or 9.1% compared to the 2015 period. Higher volume increased net sales in the first quarter of 2016 by $0.2 million or 0.3% compared to the 2015 period. Net sales of other products to external customers were $1.2 million higher in the first quarter of 2016 compared to the 2015 period. The change in volume includes the incremental impacts of acquisitions and dispositions.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended April 3, 2016, were $73.5 million, an increase of $6.6 million or 9.9% from $66.9 million in the three months ended March 29, 2015. Net sales in the first quarter of 2016 were negatively impacted by $0.9 million as a result of foreign exchange

MASONITE INTERNATIONAL CORPORATION

fluctuations. Excluding this exchange rate impact, net sales would have increased by $7.5 million or 11.2% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first quarter of 2016 by $6.4 million or 9.6% compared to the 2015 period. Net sales of other products to external customers were $1.5 million higher in the first quarter of 2016 compared to the 2015 period. Partially offsetting these increases, average unit price decreased net sales in the first quarter of 2016 by $0.4 million or 0.6% compared to the 2015 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.9% and 83.1% for the three months ended April 3, 2016, and March 29, 2015, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impacts of increased volume on our fixed costs and an increase in average unit price. Direct labor, overhead, distribution and depreciation as a percentage of net sales in 2016 decreased by 0.2%, 2.1%, 0.5% and 0.4%, respectively, over the 2015 period. Material costs as a percentage of net sales were flat.
Selling, General and Administration Expenses
In the three months ended April 3, 2016, selling, general and administration expenses, as a percentage of net sales, were 13.3% compared to 13.4% in the three months ended March 29, 2015, a decrease of 10 basis points.
Selling, general and administration expenses in the three months ended April 3, 2016, were $64.9 million, an increase of $6.7 million from $58.2 million in the three months ended March 29, 2015. The increase was driven by a $4.3 million increase in personnel costs, $1.8 million of increased professional fees, $1.3 million of increased share based compensation expense and other increases of $0.8 million. This increase was partially offset by favorable foreign exchange impacts of $1.0 million and a net $0.5 million incremental comparative benefit from our 2015 acquisitions and the deconsolidation of Africa and France. The increased personnel costs were driven by a combination of wage inflation and investments in personnel.

Restructuring Costs

Restructuring costs in the three months ended March 29, 2015 were $2.4 million. There were no material restructuring costs in the three months ended April 3, 2016. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended April 3, 2016, was $7.2 million, compared to $11.8 million in the three months ended March 29, 2015. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
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
Other Expense (Income), Net
Other expense (income), net, in the three months ended April 3, 2016, was $0.8 million, compared to $(1.2) million in the three months ended March 29, 2015. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Our income tax expense in the three months ended April 3, 2016, increased by $2.9 million compared to the three months ended March 29, 2015. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefit of $1.1 million recorded in the three months ended April 3, 2016. Discrete items may occur in any given year, but are not consistent from period to period. The discrete benefit for the period is attributable to $1.1 million of income tax benefit related to a change in tax rate applied to certain deferred tax assets and liabilities. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended April 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$51,375	$10,118	$4,431	$(7,683)	$58,241
Adjusted EBITDA as a percentage of segment net sales	15.6%	12.6%	6.0%		11.9%

	Three Months Ended March 29, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$29,347	$6,569	$4,030	$(2,158)	$37,788
Adjusted EBITDA as a percentage of segment net sales	10.7%	8.8%	6.0%		8.7%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended April 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$51,375	$10,118	$4,431	$(7,683)	$58,241
Less (plus):
Depreciation	7,920	2,076	2,507	2,067	14,570
Amortization	1,158	2,396	2,147	763	6,464
Share based compensation expense	—	—	—	3,728	3,728
Loss (gain) on disposal of property, plant and equipment	91	31	41	(31)	132
Restructuring costs	—	21	—	(2)	19
Interest expense (income), net	—	—	—	7,232	7,232
Other expense (income), net	—	71	—	715	786
Income tax expense (benefit)	—	—	—	6,210	6,210
Loss (income) from discontinued operations, net of tax	—	—	—	188	188
Net income (loss) attributable to non-controlling interest	838	—	—	246	1,084
Net income (loss) attributable to Masonite	$41,368	$5,523	$(264)	$(28,799)	$17,828

	Three Months Ended March 29, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$29,347	$6,569	$4,030	$(2,158)	$37,788
Less (plus):
Depreciation	7,952	1,959	1,977	3,418	15,306
Amortization	1,307	922	2,028	754	5,011
Share based compensation expense	—	—	—	2,379	2,379
Loss (gain) on disposal of property, plant and equipment	213	14	44	(327)	(56)
Restructuring costs	3	1,728	—	625	2,356
Interest expense (income), net	—	—	—	11,753	11,753
Loss on extinguishment of debt	—	—	—	28,046	28,046
Other expense (income), net	—	83	—	(1,267)	(1,184)
Income tax expense (benefit)	—	—	—	3,264	3,264
Loss (income) from discontinued operations, net of tax	—	—	—	229	229
Net income (loss) attributable to non-controlling interest	938	—	—	798	1,736
Net income (loss) attributable to Masonite	$18,934	$1,863	$(19)	$(51,830)	$(31,052)

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $22.1 million, or 75.4%, to $51.4 million in the three months ended April 3, 2016, from $29.3 million in the three months ended March 29, 2015. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $12.7 million and $11.2 million in the first quarter of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $3.5 million, or 53.0%, to $10.1 million in the three months ended April 3, 2016, from $6.6 million in the three months ended March 29, 2015. Adjusted EBITDA in the Europe segment included an incremental comparative benefit of $0.2 million from the disposal of France in 2015.

Adjusted EBITDA in our Architectural segment increased $0.4 million, or 10.0%, to $4.4 million in the three months ended April 3, 2016, from $4.0 million in the three months ended March 29, 2015. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $1.9 million and $1.6 million in the first quarter of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of April 3, 2016, we had $50.0 million of cash and cash equivalents, availability under our ABL Facility of $125.5 million and availability under our AR Sales Program of $31.1 million.
Cash Flows
            Cash provided by operating activities was $3.2 million during the three months ended April 3, 2016, compared to $20.0 million used during the three months ended March 29, 2015. This $23.3 million increase in cash provided by operating activities was primarily due to a $26.5 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in the first quarter of 2016 compared to the same period in 2015. This increase was partially offset by changes in working capital.

Cash used in investing activities was $24.3 million during the three months ended April 3, 2016, compared to $10.7 million used during the three months ended March 29, 2015. This $13.6 million increase in cash used in investing activities was due to increased cash additions to property, plant and equipment, due to investments to support additional volume and cash outflows in the first quarter of 2016 for projects initiated during the fourth quarter of 2015.
Cash used in financing activities was $16.7 million during the three months ended April 3, 2016, compared to $64.2 million used during the three months ended March 29, 2015. This $47.5 million decrease in cash used in financing activities was due to the net outflow from the issuance of the 2023 Notes and the repurchase of the 2021 Notes (as described below) for $63.6 million during 2015, partially offset by $16.0 million of cash outflow for the repurchase of shares of our common stock in the first quarter of 2016.
Share Repurchases
On February 23, 2016, our Board of Directors approved a share repurchase program pursuant to which we may repurchase from time to time up to $150 million of our outstanding common shares. Any repurchases under the program will be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. While the share repurchase program may take two years to complete, the timing and amount of any share repurchases will be determined by us based on our evaluation of market conditions and other factors. Repurchases under the share repurchase program are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be

MASONITE INTERNATIONAL CORPORATION

repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the three months ended April 3, 2016, we repurchased and retired 0.3 million of our common shares in the open market at an aggregate cost of $16.0 million. We have remaining capacity under this program of $134.0 million.
Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of April 3, 2016, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the "2023 Notes"). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as deferred financing costs and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with existing cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (as described in the footnotes to the condensed consolidated financial statements) and to pay related premiums, fees and expenses.

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with

MASONITE INTERNATIONAL CORPORATION

affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of April 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

ABL Facility
On April 9, 2015, we and certain of our subsidiaries amended and restated our asset-based revolving credit facility (the "ABL Facility") in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $150.0 million from $125.0 million and extended the final maturity date to April 9, 2020, from May 17, 2016. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain ineligible amounts.
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
The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of April 3, 2016, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of April 3, 2016, and January 3, 2016, there were no amounts outstanding under the ABL Facility.

Supplemental Guarantor Financial Information

Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $409.3 million and $362.8 million for the three months ended April 3, 2016 and March 29, 2015, respectively.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $50.4 million and $29.5 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

MASONITE INTERNATIONAL CORPORATION

Our non-guarantor subsidiaries had total assets of $1.3 billion as of both April 3, 2016, and January 3, 2016, respectively; and total liabilities of $825.3 million and $791.1 million as of April 3, 2016, and January 3, 2016, respectively.

Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended January 3, 2016. We believe there have been no material changes to the information provided therein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended January 3, 2016. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended April 3, 2016, we repurchased and retired 0.3 million shares of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 4, 2016, through January 31, 2016	—	$—	—	$—
February 1, 2016, through February 28, 2016	—	—	—	150,000,000
February 29, 2016, through April 3, 2016	259,540	61.75	259,540	133,973,299
Total	259,540	$61.75	259,540

On February 23, 2016, our Board of Directors authorized a share repurchase plan with no specified expiration date whereby we may repurchase up to $150 million worth of of our common shares. Any repurchases under the program will be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. While the share repurchase program may take two years to complete, the timing and amount of any share repurchases will be determined by us based on our evaluation of market conditions and other factors. Repurchases under the share repurchase program are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of April 3, 2016, $134.0 million of common stock was eligible for repurchase in accordance with the plan.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 5, 2016	By	/s/ Russell T. Tiejema
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