Form 10-Q
period 2016-07-03
MASONITE INTERNATIONAL CORP
filed 2016-08-11
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
or
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
The registrant had outstanding 30,581,543 shares of Common Stock, no par value, as of August 8, 2016.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 3, 2016

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our ability to successfully implement our business strategy;

•	general economic, market and business conditions;

•	levels of residential new construction; residential repair, renovation and remodeling; and non-residential building construction activity;

•	the United Kingdom referendum to exit the European Union;

•	competition;

•	our ability to manage our operations including integrating our recent acquisitions and companies or assets we acquire in the future;

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$513,985	$476,428	$1,003,290	$910,893
Cost of goods sold	402,881	381,394	793,941	742,550
Gross profit	111,104	95,034	209,349	168,343
Selling, general and administration expenses	68,961	58,818	133,859	116,979
Restructuring costs	(103)	988	(84)	3,344
Loss (gain) on disposal of subsidiaries	(1,431)	—	(1,431)	—
Operating income (loss)	43,677	35,228	77,005	48,020
Interest expense (income), net	6,933	6,787	14,165	18,540
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	(801)	(635)	(15)	(1,819)
Income (loss) from continuing operations before income tax expense (benefit)	37,545	29,076	62,855	3,253
Income tax expense (benefit)	2,855	15,013	9,065	18,277
Income (loss) from continuing operations	34,690	14,063	53,790	(15,024)
Income (loss) from discontinued operations, net of tax	(184)	(240)	(372)	(469)
Net income (loss)	34,506	13,823	53,418	(15,493)
Less: net income (loss) attributable to non-controlling interest	1,151	381	2,235	2,117
Net income (loss) attributable to Masonite	$33,355	$13,442	$51,183	$(17,610)

Earnings (loss) per common share attributable to Masonite:
Basic	$1.09	$0.44	$1.68	$(0.58)
Diluted	$1.06	$0.42	$1.64	$(0.58)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$1.10	$0.45	$1.69	$(0.57)
Diluted	$1.07	$0.43	$1.65	$(0.57)

Comprehensive income (loss):
Net income (loss)	$34,506	$13,823	$53,418	$(15,493)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(13,917)	9,204	(10,045)	(25,936)
Amortization of actuarial net losses	242	220	484	440
Income tax benefit (expense) related to other comprehensive income (loss)	(95)	(87)	(191)	(174)
Other comprehensive income (loss), net of tax:	(13,770)	9,337	(9,752)	(25,670)
Comprehensive income (loss)	20,736	23,160	43,666	(41,163)
Less: comprehensive income (loss) attributable to non-controlling interest	1,394	496	2,965	1,547
Comprehensive income (loss) attributable to Masonite	$19,342	$22,664	$40,701	$(42,710)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	July 3, 2016	January 3, 2016
Current assets:
Cash and cash equivalents	$62,370	$89,187
Restricted cash	12,196	12,645
Accounts receivable, net	273,144	224,976
Inventories, net	233,937	208,393
Prepaid expenses	23,553	21,983
Income taxes receivable	2,797	1,762
Total current assets	607,997	558,946
Property, plant and equipment, net	534,436	534,234
Investment in equity investees	19,663	18,811
Goodwill	124,596	128,170
Intangible assets, net	207,260	225,932
Long-term deferred income taxes	11,047	16,899
Other assets, net	17,522	16,157
Total assets	$1,522,521	$1,499,149

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113,581	$96,480
Accrued expenses	130,973	136,029
Income taxes payable	1,460	9
Total current liabilities	246,014	232,518
Long-term debt	470,984	468,856
Long-term deferred income taxes	62,018	98,682
Other liabilities	41,521	43,527
Total liabilities	820,537	843,583
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 31,110,327 and 30,427,865 shares issued and 30,687,350 and 30,427,865 outstanding as of July 3, 2016, and January 3, 2016, respectively	678,411	663,600
Additional paid-in capital	225,544	231,363
Accumulated deficit	(70,816)	(144,628)
Accumulated other comprehensive income (loss)	(118,430)	(107,948)
Common shares held in treasury: 422,977 shares as of July 3, 2016	(28,489)	—
Total equity attributable to Masonite	686,220	642,387
Equity attributable to non-controlling interests	15,764	13,179
Total equity	701,984	655,566
Total liabilities and equity	$1,522,521	$1,499,149

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Treasury	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$—	$709,434	$26,065	$735,499

Net income (loss)				(47,111)			(47,111)	4,462	(42,649)
Other comprehensive income (loss), net of tax					(31,689)		(31,689)	(1,100)	(32,789)
Dividends to non-controlling interests							—	(5,797)	(5,797)
Deconsolidation of non-controlling interest							—	(10,451)	(10,451)
Share based compensation expense			13,236				13,236		13,236
Common shares issued for delivery of share based awards	399,198	5,460	(5,460)				—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,114)				(2,114)		(2,114)
Common shares issued under employee stock purchase plan	12,913	846	(215)				631		631
Common shares issued for exercise of warrants	433	2	(2)				—		—
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(144,628)	$(107,948)	$—	$642,387	$13,179	$655,566
Cumulative effect of new accounting principle				34,376			34,376		34,376
Balances as of January 3, 2016, as adjusted	30,427,865	$663,600	$231,363	$(110,252)	$(107,948)	$—	$676,763	$13,179	$689,942

Net income (loss)				51,183			51,183	2,235	53,418
Other comprehensive income (loss), net of tax					(10,482)		(10,482)	730	(9,752)
Dividends to non-controlling interests							—	(380)	(380)
Share based compensation expense			8,510				8,510		8,510
Common shares issued for delivery of share based awards	334,353	7,267	(7,267)				—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,057)				(4,057)		(4,057)
Common shares issued under employee stock purchase plan	9,126	507	(91)				416		416
Common shares issued for exercise of warrants	630,904	13,401	(2,914)				10,487		10,487
Common shares repurchased	(422,977)					(28,489)	(28,489)		(28,489)
Common shares repurchased and retired	(291,921)	(6,364)		(11,747)			(18,111)		(18,111)
Balances as of July 3, 2016	30,687,350	$678,411	$225,544	$(70,816)	$(118,430)	$(28,489)	$686,220	$15,764	$701,984

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	July 3, 2016	June 28, 2015
Net income (loss)	$53,418	$(15,493)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	372	469
Loss (gain) on disposal of subsidiaries	(1,431)	—
Loss on extinguishment of debt	—	28,046
Depreciation	29,383	29,716
Amortization	12,982	9,986
Share based compensation expense	8,510	5,485
Deferred income taxes	4,173	14,540
Unrealized foreign exchange loss (gain)	1,225	(1,220)
Share of loss (income) from equity investees, net of tax	(852)	(595)
Dividend from equity investee	—	1,440
Pension and post-retirement expense (funding), net	(2,885)	(2,778)
Non-cash accruals and interest	1,725	658
Loss (gain) on sale of property, plant and equipment	392	294
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(51,542)	(9,276)
Inventories	(25,215)	(25,636)
Prepaid expenses	(1,507)	(6,281)
Accounts payable and accrued expenses	28,445	13,062
Other assets and liabilities	(147)	(2,220)
Net cash flow provided by (used in) operating activities	57,046	40,197
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	163	324
Additions to property, plant and equipment	(38,077)	(17,918)
Cash used in acquisitions, net of cash acquired	(599)	—
Restricted cash	449	(3,866)
Other investing activities	(1,230)	(1,376)
Net cash flow provided by (used in) investing activities	(39,294)	(22,836)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	390	475,000
Repayments of long-term debt	(374)	(500,000)
Payments of long-term debt extinguishment costs	—	(31,691)
Payment of debt issuance costs	—	(7,159)
Tax withholding on share based awards	(4,057)	(609)
Distributions to non-controlling interests	(380)	(1,614)
Proceeds from exercise of common stock warrants	10,487	—
Repurchases of common shares	(46,600)	—
Net cash flow provided by (used in) financing activities	(40,534)	(66,073)
Net foreign currency translation adjustment on cash	(4,035)	(7,020)
Increase (decrease) in cash and cash equivalents	(26,817)	(55,732)
Cash and cash equivalents, beginning of period	89,187	192,037
Cash and cash equivalents, at end of period	$62,370	$136,305

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2015 audited consolidated financial statements, other than as noted below.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13- and 26-week periods are referred to as three- and six-month periods, respectively.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends ASC 718 "Compensation - Stock Compensation". This ASU simplifies several aspects of the accounting for employee share-based award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies resulting from the exercise or vesting of a share-based award to an employee. It also allows an entity to elect, as an accounting policy, either to continue to estimate forfeitures of share-based awards (as was previously required) or to account for forfeitures when they occur. Additionally, the ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted and varying types of application are required for the different aspects of the standard. We have adopted this guidance as of April 4, 2016. The aspect of the standard dealing with excess tax benefits and tax deficiencies was adopted using the modified-retrospective method, and resulted in an increase to previously-presented retained earnings of $34.4 million as of January 3, 2016. It also resulted in a $6.2 million income tax benefit recorded in the three months ended July 3, 2016; there was no impact on previously-

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

presented income tax expense (benefit) for the three months ended April 3, 2016. As a result of the adoption of this standard, we have elected to account for forfeitures when they occur. The forfeitures aspect of the standard and the tax withholding aspect of the standard have each been adopted using a modified retrospective approach and had no impact on any previously-presented amounts. All other aspects of the standard were adopted using a retrospective approach and had no impact on any previously-presented amounts.

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

2. Acquisitions and Dispositions

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

	Three Months Ended July 3, 2016
(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Net sales	$4,877	$27,585	$4,416	$36,878
Net income (loss) attributable to Masonite	1,088	1,171	(210)	2,049

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended July 3, 2016
(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Net sales	$9,372	$53,340	$8,967	$71,679
Net income (loss) attributable to Masonite	1,586	3,310	(60)	4,836

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

	Three Months Ended June 28, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$476,428	$36,925	$(5,139)	$508,214
Net income (loss) attributable to Masonite	13,442	1,719	(931)	14,230

Basic earnings (loss) per common share	$0.44			$0.47
Diluted earnings (loss) per common share	$0.42			$0.45

	Six Months Ended June 28, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$910,893	$73,538	$(9,377)	$975,054
Net income (loss) attributable to Masonite	(17,610)	3,485	(1,623)	(15,748)

Basic earnings (loss) per common share	$(0.58)			$(0.52)
Diluted earnings (loss) per common share	$(0.58)			$(0.52)

Dispositions

Romania

On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized a $1.4 million cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the three months ended July 3, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Africa

On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited (“MAL”), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintain operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015. During the second quarter of 2016, the Business Rescue Practitioner proposed a business rescue plan that would result in the sale of the business.

Subsequent to deconsolidation, we have used the cost method to account for our equity investment in MAL, which has been reflected as $10.0 million in our condensed consolidated balance sheets as of July 3, 2016, and January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. The fair value of the investment in MAL was determined using a discounted future cash flows analysis based upon management's view of the most likely outcomes of the Business Rescue proceedings. The resulting valuation is net of future disposal costs and third party fees, and is subject to the volatility of the South African Rand. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for the business.

France

On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. Premdor S.A.S. generated $1.1 million and $3.2 million of losses from continuing operations before income tax expense (benefit) during the three and six months ended June 28, 2015, respectively.

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 28, 2014	$2,891	$19,008	$77,300	$99,199
Goodwill from 2015 acquisitions	—	21,360	8,921	30,281
Foreign exchange fluctuations	(56)	(1,062)	(192)	(1,310)
January 3, 2016	2,835	39,306	86,029	128,170
Measurement period adjustment	—	—	599	599
Foreign exchange fluctuations	24	(4,420)	223	(4,173)
July 3, 2016	$2,859	$34,886	$86,851	$124,596

During the three months ended July 3, 2016, we recorded a $0.6 million increase in goodwill as a measurement period adjustment relating to the USA Wood Door acquisition, due to finalization of certain income tax-related items.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	July 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(56,780)	$(11,623)	$87,524
Patents	30,344	(18,337)	(815)	11,192
Software	30,359	(24,991)	(180)	5,188
Other	12,280	(8,609)	(1,770)	1,901
	228,910	(108,717)	(14,388)	105,805
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(10,083)	101,455
Total intangible assets	$340,448	$(108,717)	$(24,471)	$207,260

	January 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(48,025)	$(5,648)	$102,254
Patents	29,643	(17,168)	(885)	11,590
Software	29,830	(23,187)	(208)	6,435
Other	12,280	(7,853)	(1,567)	2,860
	227,680	(96,233)	(8,308)	123,139
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(8,745)	102,793
Total intangible assets	$339,218	$(96,233)	$(17,053)	$225,932

Amortization of intangible assets was $6.3 million and $12.5 million and for the three and six months ended July 3, 2016, respectively, and was $4.7 million and $9.4 million for the three and six months ended June 28, 2015, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of July 3, 2016, is as follows:

(In thousands)
Fiscal year:
2016 (remaining six months)	$11,188
2017	20,968
2018	15,789
2019	14,694
2020	12,333

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 59.6% and 54.1% of total accounts receivable as of July 3, 2016, and January 3, 2016, respectively. Our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., individually accounted for more than 10% of the consolidated gross accounts receivable balance as of July 3, 2016, and January 3, 2016. No other individual customers accounted for greater than 10% of consolidated gross accounts receivable balance at either July 3, 2016, or January 3, 2016. The allowance for doubtful accounts balance was $1.6 million and $3.1 million as of July 3, 2016, and January 3, 2016, respectively.

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

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	July 3, 2016	January 3, 2016
Raw materials	$167,059	$145,856
Finished goods	72,833	69,045
Provision for obsolete or aged inventory	(5,955)	(6,508)
Inventories, net	$233,937	$208,393

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	July 3, 2016	January 3, 2016
Land	$25,306	$25,316
Buildings	163,161	155,709
Machinery and equipment	570,216	551,264
Property, plant and equipment, gross	758,683	732,289
Accumulated depreciation	(224,247)	(198,055)
Property, plant and equipment, net	$534,436	$534,234

Total depreciation expense was $14.8 million and $29.4 million in the three and six months ended July 3, 2016, respectively, and $14.4 million and $29.7 million in the three and six months ended June 28, 2015, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We were insured against property loss and business interruption, and we recognized partial payments of $1.2 million in business interruption insurance proceeds during the three and six months ended June 28, 2015 . These proceeds were recorded as a reduction to selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	July 3, 2016	January 3, 2016
5.625% senior unsecured notes due 2023	$475,000	$475,000
Debt issuance costs for 2023 Notes	(5,813)	(6,232)
Capital lease obligations	1,407	88
Other long-term debt	390	—
Total long-term debt	$470,984	$468,856

Interest expense related to our consolidated indebtedness under senior unsecured notes was $6.9 million and $13.9 million for the three and six months ended July 3, 2016, respectively, and $6.7 million and $17.8 million for the three and six months ended June 28, 2015, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of July 3, 2016, and January 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of July 3, 2016, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Share Based Compensation Plans

Share based compensation expense was $4.8 million and $8.5 million for the three and six months ended July 3, 2016, respectively, and $3.1 million and $5.5 million for the three and six months ended June 28, 2015, respectively. As of July 3, 2016, the total remaining unrecognized compensation expense related to share based compensation amounted to $20.2 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors and further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of July 3, 2016, there were 1,516,247 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of July 3, 2016, the liability and asset relating to deferred compensation each had a fair value of $3.0 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of July 3, 2016, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

Stock Appreciation Rights

We have granted Stock Appreciation Rights ("SARs") to certain employees under both the 2009 Plan and the 2012 Plan, which entitle the recipient to the appreciation in value of a number of common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of three years, have a life of ten years and settle in common shares. We recognize forfeitures of SARs in the period in which they occur.

No SARs vested during the six months ended July 3, 2016. The total fair value of SARs vested was $0.4 million in the six months ended June 28, 2015.

Six Months Ended July 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(134,910)	7,293	14.12
Forfeited	(2,400)		26.33
Outstanding, end of period	875,642	$36,008	$26.28	5.4

Exercisable, end of period	568,917	$28,550	$17.22	3.9

Six Months Ended June 28, 2015	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Granted	—		—
Exercised	(308,770)	15,205	16.82
Forfeited	(4,584)		32.26
Outstanding, end of period	918,114	$46,400	$20.26	5.5

Exercisable, end of period	697,577	$37,727	$16.72	4.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The value of SARs granted in the six months ended July 3, 2016, as determined using the Black-Scholes Merton valuation model, was $2.0 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2016 Grants
SAR value (model conclusion)	$16.78
Risk-free rate	1.6%
Expected dividend yield	0.0%
Expected volatility	26.2%
Expected term (years)	6.0

Restricted Stock Units

We have granted Restricted Stock Units ("RSUs") to directors and certain employees under both the 2009 Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted. We recognize forfeitures of RSUs in the period in which they occur.

	Six Months Ended
	July 3, 2016		June 28, 2015
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	526,930	$49.31	543,373	$34.56
Granted	283,772	45.74	192,653	61.38
Delivered	(228,090)		(70,557)
Withheld to cover (1)	(59,374)		(9,128)
Forfeited	(6,659)		(49,482)
Outstanding, end of period	516,579	$58.53	606,859	$42.75
____________
(1) A portion of the vested RSUs delivered were net share settled to cover statutory requirements for income and other employment taxes, at the individual participant’s election. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

Approximately one-third of the RSUs granted during the six months ended July 3, 2016, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the six months ended July 3, 2016, was $13.0 million and is being recognized over the weighted average requisite service period of 2.6 years. During the six months ended July 3, 2016, there were 287,464 RSUs vested at a fair value of $8.4 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 had an expiration date of June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provided the holders with a cashless exercise option. We have accounted for these warrants as equity instruments.

There were no 2014 Warrants outstanding during any period presented. Activity relating to the 2016 Warrants was as follows for the periods presented:

	Six Months Ended
	July 3, 2016	June 28, 2015
Outstanding, beginning of period	2,497,971	2,500,001
Exercised	(2,496,493)	—
Forfeited	(1,478)	—
Outstanding, end of period	—	2,500,001

Cash received for exercise (in thousands)	$10,487	$—
Common shares issued	631,023	—

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

(In thousands)
Fiscal year:
2016 (remaining six months)	$10,072
2017	19,487
2018	18,064
2019	16,587
2020	14,383
Thereafter	84,433
Total future minimum lease payments	$163,026

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.8 million and $13.2 million for the three and six months ended July 3, 2016, respectively, and $6.0 million and $11.7 million for the three and six months ended June 28, 2015, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

10. Restructuring Costs

Restructuring costs were not material in the three or six months ended July 3, 2016. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$415	$519	$934
2013 Plan	2	52	—	54
Total Restructuring Costs	$2	$467	$519	$988

	Six Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,102	$1,143	$3,245
2013 Plan	6	93	—	99
Total Restructuring Costs	$6	$2,195	$1,143	$3,344

	Cumulative Amount Incurred Through July 3, 2016
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,337	$3,063	$5,400
2014 Plan	—	—	9,503	9,503
2013 Plan	3,025	2,733	2,157	7,915
2012 and Prior Plans	2,378	12,695	3,609	18,682
Total Restructuring Costs	$5,403	$17,765	$18,332	$41,500

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of July 3, 2016, we do not expect to incur any material future charges relating to the 2015 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. ("Israel"), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the "2014 Plan"). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of July 3, 2016, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of July 3, 2016, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of July 3, 2016, we do not expect to incur any future charges for the 2012 and Prior Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	July 3, 2016
2015 Plan	$774	$(111)	$27	$449	$241
2014 Plan	442	—	—	16	426
2013 Plan	316	—	—	316	—
2012 and Prior Plans	858	—	—	286	572
Total	$2,390	$(111)	$27	$1,067	$1,239

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	June 28, 2015
2015 Plan	$—	$1,911	$1,334	$2,485	$760
2014 Plan	839	—	—	319	520
2013 Plan	341	—	99	118	322
2012 and Prior Plans	1,153	—	—	326	827
Total	$2,333	$1,911	$1,433	$3,248	$2,429

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Current	$3,050	$2,238	$4,892	$3,737
Deferred	(195)	12,775	4,173	14,540
Income tax expense (benefit)	$2,855	$15,013	$9,065	$18,277

The effective tax rate differs from the Canadian statutory rate of 26.6% primarily due to changes in our valuation allowances, tax exempt income, and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $43.7 million and $40.9 million was required for our deferred tax assets as of July 3, 2016, and January 3, 2016, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, India, Mexico and Luxembourg. We expect to maintain valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of income is reached.

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015
Transactions involving cash:
Interest paid	$13,493	$19,951
Interest received	137	340
Income taxes paid	4,918	3,538
Income tax refunds	402	9
Non-cash transactions:
Property, plant and equipment additions in accounts payable	2,848	3,864

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the reportable segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA should not be considered as an alternative to either net income or operating cash flows determined in accordance with GAAP. Beginning with the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revision to this definition had no impact on our reported Adjusted EBITDA for the three or six months ended June 28, 2015. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

(In thousands)	Three Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$349,929	$83,559	$81,592	$5,951	$521,031
Intersegment sales	(1,756)	(1,344)	(3,946)	—	(7,046)
Net sales to external customers	$348,173	$82,215	$77,646	$5,951	$513,985

Adjusted EBITDA	$55,666	$12,839	$7,672	$(7,661)	$68,516

(In thousands)	Three Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$305,826	$77,074	$78,488	$18,450	$479,838
Intersegment sales	(933)	—	(2,477)	—	(3,410)
Net sales to external customers	$304,893	$77,074	$76,011	$18,450	$476,428

Adjusted EBITDA	$46,713	$8,053	$8,185	$(3,894)	$59,057

(In thousands)	Six Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$680,545	$164,166	$157,901	$12,424	$1,015,036
Intersegment sales	(3,643)	(1,360)	(6,743)	—	(11,746)
Net sales to external customers	$676,902	$162,806	$151,158	$12,424	$1,003,290

Adjusted EBITDA	$107,041	$22,957	$12,103	$(15,344)	$126,757

(In thousands)	Six Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$580,467	$152,177	$147,878	$37,698	$918,220
Intersegment sales	(2,306)	(78)	(4,943)	—	(7,327)
Net sales to external customers	$578,161	$152,099	$142,935	$37,698	$910,893

Adjusted EBITDA	$76,060	$14,622	$12,215	$(6,052)	$96,845

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Adjusted EBITDA	$68,516	$59,057	$126,757	$96,845
Less (plus):
Depreciation	14,813	14,410	29,383	29,716
Amortization	6,518	4,975	12,982	9,986
Share based compensation expense	4,782	3,106	8,510	5,485
Loss (gain) on disposal of property, plant and equipment	260	350	392	294
Restructuring costs	(103)	988	(84)	3,344
Loss (gain) on disposal of subsidiaries	(1,431)	—	(1,431)	—
Interest expense (income), net	6,933	6,787	14,165	18,540
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	(801)	(635)	(15)	(1,819)
Income tax expense (benefit)	2,855	15,013	9,065	18,277
Loss (income) from discontinued operations, net of tax	184	240	372	469
Net income (loss) attributable to non-controlling interest	1,151	381	2,235	2,117
Net income (loss) attributable to Masonite	$33,355	$13,442	$51,183	$(17,610)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of July 3, 2016, and January 3, 2016, was $489.4 million and $484.3 million, respectively, compared to a carrying value of $469.2 million and $468.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income (loss) attributable to Masonite	$33,355	$13,442	$51,183	$(17,610)
Less: income (loss) from discontinued operations, net of tax	(184)	(240)	(372)	(469)
Income (loss) from continuing operations attributable to Masonite	$33,539	$13,682	$51,555	$(17,141)

Shares used in computing basic earnings per share	30,577,589	30,244,869	30,536,282	30,151,182
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	754,075	1,448,955	737,480	—
Shares used in computing diluted earnings per share	31,331,664	31,693,824	31,273,762	30,151,182

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.10	$0.45	$1.69	$(0.57)
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$1.09	$0.44	$1.68	$(0.58)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.07	$0.43	$1.65	$(0.57)
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.01)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$1.06	$0.42	$1.64	$(0.58)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	—	—	2,500,001
Stock appreciation rights	—	—	—	420,137
Restricted stock units	—	—	—	415,113

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the six months ended June 28, 2015, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position in that period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Accumulated foreign exchange gains (losses), beginning of period	$(86,726)	$(91,928)	$(90,111)	$(57,473)
Foreign exchange gain (loss)	(12,486)	9,204	(8,614)	(25,936)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	(1,431)	—	(1,431)	—
Less: foreign exchange gain (loss) attributable to non-controlling interest	243	115	730	(570)
Accumulated foreign exchange gains (losses), end of period	(100,886)	(82,839)	(100,886)	(82,839)

Accumulated pension and other post-retirement adjustments, beginning of period	(17,691)	(18,653)	(17,837)	(18,786)
Amortization of actuarial net losses	242	220	484	440
Income tax benefit (expense) on amortization of actuarial net losses	(95)	(87)	(191)	(174)
Accumulated pension and other post-retirement adjustments	(17,544)	(18,520)	(17,544)	(18,520)

Accumulated other comprehensive income (loss)	$(118,430)	$(101,359)	$(118,430)	$(101,359)

Other comprehensive income (loss), net of tax	$(13,770)	$9,337	$(9,752)	$(25,670)
Less: other comprehensive income (loss) attributable to non-controlling interest	243	115	730	(570)
Other comprehensive income (loss) attributable to Masonite	$(14,013)	$9,222	$(10,482)	$(25,100)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of July 3, 2016, and January 3, 2016, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	July 3, 2016	January 3, 2016
Current assets	$11,377	$9,987
Property, plant and equipment, net	14,480	15,638
Long-term deferred income taxes	8,288	9,121
Other assets, net	1,753	2,270
Current liabilities	(2,104)	(5,133)
Other long-term liabilities	(3,179)	(2,944)
Non-controlling interest	(5,519)	(4,981)
Net assets of the VIE consolidated by Masonite	$25,096	$23,958

Current assets include $6.3 million and $2.1 million of cash and cash equivalents as of July 3, 2016, and January 3, 2016, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

18. Subsequent Event

Africa

On August 10, 2016, MAL announced the closing of the transaction proposed as part of the business rescue plan by the Business Rescue Practitioner. It is anticipated that the first payment of 30 Rand per share will be made to shareholders on August 29, 2016, and that a further payment will be made within 60 days thereafter. Masonite owns 5.6 million shares of MAL.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended July 3, 2016, and June 28, 2015. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended July 3, 2016, we generated net sales of $676.9 million or 67.5%, $162.8 million or 16.2% and $151.2 million or 15.1% in our North American Residential, Europe and Architectural segments, respectively. See "Components of Results of Operations - Segment Information" below for a description of our reportable segment change.

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

Additionally, the June 2016 referendum in the United Kingdom in which voters approved the United Kingdom's exit from the European Union has created uncertainty in European demand, particularly in the United Kingdom, which could have a material adverse effect on the demand for our products in the foreseeable future.

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
Organizational Restructuring
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our

MASONITE INTERNATIONAL CORPORATION

new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of July 3, 2016, we do not expect to incur any material future charges relating to the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $6 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the six months ended July 3, 2016, and June 28, 2015, approximately 34% and 39% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. Furthermore, there has been, and may continue to be, volatility in currency exchange rates as a result of the June 2016 referendum in the United Kingdom in which voters approved the United Kingdom's exit from the European Union. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
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

Acquisitions and Dispositions
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

Dispositions

•
South Africa: On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited ("MAL"), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintain operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015. During the second quarter of 2016, the Business Rescue Practitioner proposed a business rescue plan that would result in the sale of the business. On August 10, 2016, MAL announced the closing of the transaction proposed as part of the business rescue plan by the Business Rescue Practitioner. It is anticipated that the first payment of 30 Rand per share will be made to shareholders on August 29, 2016, and that a further payment will be made within 60 days thereafter. Masonite owns 5.6 million shares of MAL.

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

MASONITE INTERNATIONAL CORPORATION

Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the reportable segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA should not be considered as an alternative to either net income or operating cash flows determined in accordance with GAAP. Beginning with the third quarter of 2015, we revised our calculation of Adjusted EBITDA to separately exclude loss (gain) on disposal of subsidiaries. The revision to this definition had no impact on our reported Adjusted EBITDA for the three or six months ended June 28, 2015. Adjusted EBITDA (as revised) is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:

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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$513,985	$476,428	$1,003,290	$910,893
Cost of goods sold	402,881	381,394	793,941	742,550
Gross profit	111,104	95,034	209,349	168,343
Gross profit as a % of net sales	21.6%	19.9%	20.9%	18.5%
Selling, general and administration expenses	68,961	58,818	133,859	116,979
Selling, general and administration expenses as a % of net sales	13.4%	12.3%	13.3%	12.8%
Restructuring costs	(103)	988	(84)	3,344
Loss (gain) on disposal of subsidiaries	(1,431)	—	(1,431)	—
Operating income (loss)	43,677	35,228	77,005	48,020
Interest expense (income), net	6,933	6,787	14,165	18,540
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	(801)	(635)	(15)	(1,819)
Income (loss) from continuing operations before income tax expense (benefit)	37,545	29,076	62,855	3,253
Income tax expense (benefit)	2,855	15,013	9,065	18,277
Income (loss) from continuing operations	34,690	14,063	53,790	(15,024)
Income (loss) from discontinued operations, net of tax	(184)	(240)	(372)	(469)
Net income (loss)	34,506	13,823	53,418	(15,493)
Less: net income (loss) attributable to non-controlling interest	1,151	381	2,235	2,117
Net income (loss) attributable to Masonite	$33,355	$13,442	$51,183	$(17,610)
Three Months Ended July 3, 2016, Compared with Three Months Ended June 28, 2015
Net Sales
Net sales in the three months ended July 3, 2016, were $514.0 million, a increase of $37.6 million or 7.9% from $476.4 million in the three months ended June 28, 2015. Net sales in the second quarter of 2016 were negatively impacted by $8.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $45.6 million or 9.6% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the second quarter of 2016 by $30.1 million or 6.3% compared to the 2015 period. Average unit price increased net sales in in the second quarter of 2016 by $14.0 million or 2.9% compared to the 2015 period. Net sales of components and other products to external customers were $1.5 million higher in the second quarter of 2016 compared to the 2015 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Three Months Ended
(In thousands)	July 3, 2016	June 28, 2015
North American Residential	$349,929	$305,826
North American Residential intersegment	(1,756)	(933)
North American Residential net sales to external customers	$348,173	$304,893
Percentage of consolidated net sales	67.7%	64.0%

Europe	$83,559	$77,074
Europe intersegment	(1,344)	—
Europe net sales to external customers	$82,215	$77,074
Percentage of consolidated net sales	16.0%	16.2%

Architectural	$81,592	$78,488
Architectural intersegment	(3,946)	(2,477)
Architectural net sales to external customers	$77,646	$76,011
Percentage of consolidated net sales	15.1%	16.0%

Corporate & Other net sales to external customers	$5,951	$18,450

Net sales to external customers	$513,985	$476,428

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended July 3, 2016, were $348.2 million, an increase of $43.3 million or 14.2% from $304.9 million in the three months ended June 28, 2015. Net sales in the second quarter of 2016 were negatively impacted by $5.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $48.4 million or 15.9% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the second quarter of 2016 by $42.5 million or 13.9% compared to the 2015 period. Average unit price increased net sales in the second quarter of 2016 by $6.2 million or 2.0%. Net sales of components and other products to external customers were $0.3 million lower compared to the 2015 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended July 3, 2016, were $82.2 million, an increase of $5.1 million or 6.6% from $77.1 million in the three months ended June 28, 2015. Net sales in the second quarter of 2016 were negatively impacted by $2.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $7.5 million or 9.7% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the second quarter of 2016 by $6.1 million or 7.9% compared to the 2015 period. Higher volume increased net sales in the second quarter of 2016 by $1.1 million or 1.4% compared to the 2015 period. Net sales of components and other products to external customers were $0.3 million higher in the second quarter of 2016 compared to the 2015 period. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended July 3, 2016, were $77.6 million, an increase of $1.6 million or 2.1% from $76.0 million in the three months ended June 28, 2015. Net sales in the second quarter of 2016 were negatively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $2.0 million or 2.6% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the second quarter of 2016 by $1.7 million or 2.2% compared to the 2015 period. Net sales of components and other products to external customers were $0.4 million higher in the second quarter of 2016 compared to the 2015 period. Lower volume decreased net sales in the second quarter of 2016 by $0.1 million or 0.1% compared to the 2015 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 78.4% and 80.1% for the three months ended July 3, 2016, and June 28, 2015, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impacts of increased volume on our fixed costs and an increase in average unit price. Material cost of sales, overhead and depreciation as a percentage of net sales in the second quarter of 2016 decreased by 0.5%, 1.6%, and 0.4%, respectively, over the 2015 period. Direct labor and distribution costs as a percentage of net sales increased by 0.5% and 0.3%, respectively, over the same period.
Selling, General and Administration Expenses
In the three months ended July 3, 2016, selling, general and administration expenses, as a percentage of net sales, were 13.4% compared to 12.3% in the three months ended June 28, 2015, an increase of 110 basis points.
Selling, general and administration expenses in the three months ended July 3, 2016, were $69.0 million, an increase of $10.2 million from $58.8 million in the three months ended June 28, 2015. The increase was driven by a $2.2 million increase in advertising expense, a $1.9 million increase in professional fees, a $1.8 million increase in personnel costs, a $1.7 million increase in share based compensation expense, a $0.9 million increase in depreciation and amortization expense, a $0.8 million increase in travel expenses and other increases of $1.6 million. These increases were partially offset by favorable foreign exchange impacts of $0.7 million. The increased personnel costs were driven by a combination of wage inflation and investments in personnel. The increased professional fees primarily relate to investments in IT and digital initiatives.

Restructuring Costs

There were no material restructuring costs in the three months ended July 3, 2016, compared to $1.0 million in the three months ended June 28, 2015. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan.
Loss (Gain) on Disposal of Subsidiaries

Gain on disposal of subsidiaries was $1.4 million in the three months ended July 3, 2016. This gain arose as a result of the liquidation of our legal entity in Romania. The gain is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the three months ended July 3, 2016, was $6.9 million, compared to $6.8 million in the three months ended June 28, 2015.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the three months ended July 3, 2016, was $(0.8) million, compared to $(0.6) million in the three months ended June 28, 2015. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended July 3, 2016, decreased by $12.2 million compared to the three months ended June 28, 2015. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and a discrete income tax benefit of $6.2 million recorded in the three months ended July 3, 2016, compared to $3.2 million of discrete income tax expense recorded in the three months ended June 28, 2015. Discrete items may occur in any given year, but are not consistent from period to period. The discrete benefit for the period is attributable to $6.2 million of income tax benefit related to the adoption of ASU 2016-09 as of July 3, 2016. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,666	$12,839	$7,672	$(7,661)	$68,516
Adjusted EBITDA as a percentage of segment net sales	16.0%	15.6%	9.9%		13.3%

	Three Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	46,713	8,053	8,185	(3,894)	59,057
Adjusted EBITDA as a percentage of segment net sales	15.3%	10.4%	10.8%		12.4%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,666	$12,839	$7,672	$(7,661)	$68,516
Less (plus):
Depreciation	8,126	2,480	2,076	2,131	14,813
Amortization	1,225	2,393	2,064	836	6,518
Share based compensation expense	—	—	—	4,782	4,782
Loss (gain) on disposal of property, plant and equipment	199	—	61	—	260
Restructuring costs	—	—	—	(103)	(103)
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	—	(1,431)
Interest expense (income), net	—	—	—	6,933	6,933
Other expense (income), net	—	22	—	(823)	(801)
Income tax expense (benefit)	—	—	—	2,855	2,855
Loss (income) from discontinued operations, net of tax	—	—	—	184	184
Net income (loss) attributable to non-controlling interest	858	—	—	293	1,151
Net income (loss) attributable to Masonite	$45,258	$9,375	$3,471	$(24,749)	$33,355

	Three Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$46,713	$8,053	$8,185	$(3,894)	$59,057
Less (plus):
Depreciation	7,925	1,882	2,020	2,583	14,410
Amortization	1,091	924	2,074	886	4,975
Share based compensation expense	—	—	—	3,106	3,106
Loss (gain) on disposal of property, plant and equipment	317	5	9	19	350
Restructuring costs	3	467	—	518	988
Interest expense (income), net	—	—	—	6,787	6,787
Other expense (income), net	—	45	—	(680)	(635)
Income tax expense (benefit)	—	—	—	15,013	15,013
Loss (income) from discontinued operations, net of tax	—	—	—	240	240
Net income (loss) attributable to non-controlling interest	823	—	—	(442)	381
Net income (loss) attributable to Masonite	$36,554	$4,730	$4,082	$(31,924)	$13,442

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $9.0 million, or 19.3%, to $55.7 million in the three months ended July 3, 2016, from $46.7 million in the three months ended June 28, 2015. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $12.7 million and $11.0 million in the second quarter of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $4.7 million, or 58.0%, to $12.8 million in the three months ended July 3, 2016, from $8.1 million in the three months ended June 28, 2015. Adjusted EBITDA in the Europe segment included an incremental comparative decrease of $0.3 million from the disposal of France in 2015.

Adjusted EBITDA in our Architectural segment decreased $0.5 million, or 6.1%, to $7.7 million in the three months ended July 3, 2016, from $8.2 million in the three months ended June 28, 2015. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $2.0 million and $1.6 million in the second quarter of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Six Months Ended July 3, 2016, Compared with Six Months Ended June 28, 2015
Net Sales
Net sales in the six months ended July 3, 2016, were $1,003.3 million, an increase of $92.4 million or 10.1% from $910.9 million in the six months ended June 28, 2015. Net sales in the first half of 2016 were negatively impacted by $20.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $113.3 million or 12.4% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in the first half of 2016 increased net sales by $74.6 million or 8.2% compared to the same period in 2015. Average unit price increased net sales in the first half of 2016 by $34.2 million or 3.8% compared to the same period in 2015. Net sales of components and other products to external customers were $4.5 million higher in the first half of 2016 compared to the same period in 2015.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Principal Geographic Region

	Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015
North American Residential	$680,545	$580,467
North American Residential intersegment	(3,643)	(2,306)
North American Residential net sales to external customers	$676,902	$578,161
Percentage of consolidated net sales	67.5%	63.5%

Europe	$164,166	$152,177
Europe intersegment	(1,360)	(78)
Europe net sales to external customers	$162,806	$152,099
Percentage of consolidated net sales	16.2%	16.7%

Architectural	$157,901	$147,878
Architectural intersegment	(6,743)	(4,943)
Architectural net sales to external customers	$151,158	$142,935
Percentage of consolidated net sales	15.1%	15.7%

Corporate & Other net sales to external customers	$12,424	$37,698

Net sales to external customers	$1,003,290	$910,893

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended July 3, 2016, were $676.9 million, an increase of $98.7 million or 17.1% from $578.2 million in the six months ended June 28, 2015. Net sales in the first half of 2016 were negatively impacted by $14.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $113.1 million or 19.6% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first half of 2016 by $92.6 million or 16.0% compared to the same period in 2015. Average unit price increased net sales in the first half of 2016 by $20.0 million or 3.5% compared to the same period in 2015. Net sales of components and other products to external customers were $0.5 million higher in the first half of 2016 compared to the same period in 2015.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended July 3, 2016, were $162.8 million, an increase of $10.7 million or 7.0% from $152.1 million in the six months ended June 28, 2015. Net sales in the first half of 2016 were negatively impacted by $5.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $15.7 million or 10.3% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first half of 2016 by $12.9 million or 8.5% compared to the same period in 2015. Higher volume increased net sales in the first half of 2016 by $1.3 million or 0.9% compared to the same period in 2015. Net sales of components and other products to external customers were $1.5 million higher in the first half of 2016 compared to the same period in 2015. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended July 3, 2016, were $151.2 million, an increase of $8.3 million or 5.8% from $142.9 million in the six months ended June 28, 2015. Net sales in the first half of 2016 were negatively impacted by $1.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $9.6 million or 6.7% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first half of 2016 by $6.3 million or 4.4% compared to the same period in 2015. Average unit price increased net sales in the first half of 2016 by $1.3 million or 0.9% compared to the same period in 2015. Net sales of components and other products to external customers were $2.0 million higher in the first half of 2016 compared to the same period in 2015.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.1% and 81.5% for the six months ended July 3, 2016, and June 28, 2015, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impacts of increased volume on our fixed costs and an increase in average unit price. Material cost of sales, overhead, depreciation and distribution costs as a percentage of net sales in 2016 decreased 0.2%, 1.9%, 0.3% and 0.1%, respectively, over the 2015 period. Direct labor as a percentage of net sales increased by 0.1%.
Selling, General and Administration Expenses
In the six months ended July 3, 2016, selling, general and administration expenses, as a percentage of net sales, were 13.3% compared to 12.8% in the six months ended June 28, 2015, an increase of 50 basis points.
Selling, general and administration expenses in the six months ended July 3, 2016, were $133.9 million, an increase of $16.9 million from $117.0 million in the six months ended June 28, 2015. The increase was driven by a $6.4 million increase in personnel costs, a $3.9 million increase in professional fees, a $3.0 million increase in share based compensation expense, a $2.5 million increase in advertising costs, a $2.0 million increase in travel expenses and other increases of $0.7 million. These increases were partially offset by favorable foreign exchange impacts of $1.6 million. The increased personnel costs were driven by a combination of wage inflation and investments in personnel. The increased professional fees primarily relate to investments in IT and digital initiatives.

Restructuring Costs
There were no material restructuring costs in the six months ended July 3, 2016, compared to $3.3 million in the six months ended June 28, 2015. Costs incurred in 2015 were related primarily to the 2015 Plan.
Loss (Gain) on Disposal of Subsidiaries
Gain on disposal of subsidiaries was $1.4 million in the six months ended July 3, 2016. This gain arose as a result of the liquidation of our legal entity in Romania. The gain is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the six months ended July 3, 2016, was $14.2 million, compared to $18.5 million in the six months ended June 28, 2015. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
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

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
There was no material amount of other expense (income), net, in the six months ended July 3, 2016, compared to $(1.8) million in the six months ended June 28, 2015. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the six months ended July 3, 2016, decreased by $9.2 million compared to the six months ended June 28, 2015. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $7.3 million in the six months ended July 3, 2016, compared to $3.2 million of income tax benefits recorded in the six months ended June 28, 2015. The discrete income tax benefits of $7.3 million are primarily attributable to $6.2 million of discrete income tax benefits related to adoption of ASU 2016-09 and $1.1 million of discrete income tax benefits related to a change in tax rate. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Six Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$107,041	$22,957	$12,103	$(15,344)	$126,757
Adjusted EBITDA as a percentage of segment net sales	15.8%	14.1%	8.0%		12.6%

	Six Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	76,060	14,622	12,215	(6,052)	96,845
Adjusted EBITDA as a percentage of segment net sales	13.2%	9.6%	8.5%		10.6%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Six Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$107,041	$22,957	$12,103	$(15,344)	$126,757
Less (plus):
Depreciation	16,046	4,556	4,583	4,198	29,383
Amortization	2,383	4,789	4,211	1,599	12,982
Share based compensation expense	—	—	—	8,510	8,510
Loss (gain) on disposal of property, plant and equipment	290	31	102	(31)	392
Restructuring costs	—	21	—	(105)	(84)
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	—	(1,431)
Interest expense (income), net	—	—	—	14,165	14,165
Other expense (income), net	—	93	—	(108)	(15)
Income tax expense (benefit)	—	—	—	9,065	9,065
Loss (income) from discontinued operations, net of tax	—	—	—	372	372
Net income (loss) attributable to non-controlling interest	1,696	—	—	539	2,235
Net income (loss) attributable to Masonite	$86,626	$14,898	$3,207	$(53,548)	$51,183

	Six Months Ended June 28, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$76,060	$14,622	$12,215	$(6,052)	$96,845
Less (plus):
Depreciation	15,877	3,841	3,997	6,001	29,716
Amortization	2,398	1,846	4,102	1,640	9,986
Share based compensation expense	—	—	—	5,485	5,485
Loss (gain) on disposal of property, plant and equipment	530	19	53	(308)	294
Restructuring costs	6	2,195	—	1,143	3,344
Interest expense (income), net	—	—	—	18,540	18,540
Loss on extinguishment of debt	—	—	—	28,046	28,046
Other expense (income), net	—	128	—	(1,947)	(1,819)
Income tax expense (benefit)	—	—	—	18,277	18,277
Loss (income) from discontinued operations, net of tax	—	—	—	469	469
Net income (loss) attributable to non-controlling interest	1,761	—	—	356	2,117
Net income (loss) attributable to Masonite	$55,488	$6,593	$4,063	$(83,754)	$(17,610)

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $30.9 million, or 40.6%, to $107.0 million in the six months ended July 3, 2016, from $76.1 million in the six months ended June 28, 2015. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $25.4 million and $22.1 million in the first half of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $8.4 million, or 57.5%, to $23.0 million in the six months ended July 3, 2016, from $14.6 million in the six months ended June 28, 2015. Adjusted EBITDA in the Europe segment included an incremental comparative decrease of $0.1 million from the disposal of France in 2015.
Adjusted EBITDA in our Architectural segment decreased $0.1 million, or 0.8%, to $12.1 million in the six months ended July 3, 2016, from $12.2 million in the six months ended June 28, 2015. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $3.9 million and $3.2 million in the first half of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of July 3, 2016, we had $62.4 million of cash and cash equivalents, availability under our ABL Facility of $137.3 million and availability under our AR Sales Program of $29.1 million.
Cash Flows
            Cash provided by operating activities was $57.0 million during the six months ended July 3, 2016, compared to $40.2 million in the six months ended June 28, 2015. This $16.8 million increase in cash provided by operating activities was primarily due to a $36.5 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in the first six months of 2016 compared to the same period in 2015. This increase was partially offset by changes in working capital.

Cash used in investing activities was $39.3 million during the six months ended July 3, 2016, compared to $22.8 million in the six months ended June 28, 2015. This $16.5 million increase in cash used in investing activities was driven by a $20.2 million increase in cash additions to property, plant and equipment, due to investments to support additional volume compared to 2015, and other increases in investing outflows of $0.6 million. Partially offsetting these increases in investing outflows was a year over year reduction in contributions to restricted cash of $4.3 million.
Cash used in financing activities was $40.5 million during the six months ended July 3, 2016, compared to $66.1 million used during the six months ended June 28, 2015. This $25.6 million decrease in cash used in financing activities was driven by the receipt of $10.5 million in cash from the exercise of warrants to purchase our common shares offset by $46.6 million of cash outflow for the repurchase of shares of our common stock in the first half of 2016 and $2.2 million of other financing outflows. These current year cash outflows were offset by prior year net cash uses of $63.9 million related to the issuance of the 2023 Notes and the repurchase of the 2021 Notes (as described below).
Share Repurchases
On February 23, 2016, our Board of Directors approved a share repurchase program pursuant to which we may repurchase from time to time up to $150 million of our outstanding common shares. Any repurchases under the program will be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. While the share repurchase program may take two years to complete, the timing and amount of any share repurchases will be

MASONITE INTERNATIONAL CORPORATION

determined by us based on our evaluation of market conditions and other factors. Repurchases under the share repurchase program are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the six months ended July 3, 2016, we repurchased 0.7 million of our common shares in the open market at an aggregate cost of $46.6 million. Of these, we retired 0.3 million during the six months ended July 3, 2016; the remaining 0.4 million were subsequently retired on July 6, 2016. We have remaining capacity under this program of $103.4 million.
Other Liquidity Matters
Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, and capital expenditures. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of July 3, 2016, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified

MASONITE INTERNATIONAL CORPORATION

or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of July 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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
The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of July 3, 2016, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

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
Our non-guarantor subsidiaries generated external net sales of $426.3 million and $835.6 million for the three and six months ended July 3, 2016, and $388.6 million and $751.4 million for the three and six months ended June 28, 2015, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $60.1 million and $110.5 million for the three and six months ended July 3, 2016, and $51.6 million and $81.1 million three and six months ended June 28, 2015, respectively. Our non-guarantor subsidiaries had total assets of $1.3 billion as of both July 3, 2016, and January 3, 2016, respectively; and total liabilities of $785.6 million and $791.1 million as of July 3, 2016, and January 3, 2016, respectively.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended January 3, 2016. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K, other than as noted below.

The United Kingdom referendum to exit the European Union could adversely affect our business.

In June 2016, voters in the United Kingdom voted for a non-binding referendum in favor of the United Kingdom exiting the European Union, which, if passed into law, could adversely affect European and worldwide economic and market conditions. As a result of the referendum, there has been, and may continue to be, instability in global financial and foreign exchange markets, including volatility in the value of the Pound Sterling and the Euro. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the European housing market, particularly in the United Kingdom, and demand for our products in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.

(c) Repurchases of Our Equity Securities.
During the three months ended July 3, 2016, we repurchased 455,358 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 4, 2016, through May 1, 2016	32,381	64.38	32,381	131,888,695
May 2, 2016, through May 29, 2016	216,094	68.86	216,094	117,008,689
May 30, 2016, through July 3, 2016	206,883	65.78	206,883	103,399,853
Total	455,358	$67.14	455,358

On February 23, 2016, our Board of Directors authorized a share repurchase plan with no specified expiration date whereby we may repurchase up to $150 million worth of of our common shares. Any repurchases under the program will be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. While the share repurchase program may take two years to complete, the timing and amount of any share repurchases will be determined by us based on our evaluation of market conditions and other factors. Repurchases under the share repurchase program are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of July 3, 2016, $103.4 million of common stock was eligible for repurchase in accordance with the plan.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 11, 2016	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.3(a)* ^	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Directors.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Denotes management contract or compensatory plan.