Form 10-Q
period 2016-10-02
MASONITE INTERNATIONAL CORP
filed 2016-11-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
or
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
The registrant had outstanding 29,991,791 shares of Common Stock, no par value, as of November 4, 2016.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 2, 2016

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$489,647	$475,650	$1,492,937	$1,386,543
Cost of goods sold	385,845	388,141	1,179,786	1,130,691
Gross profit	103,802	87,509	313,151	255,852
Selling, general and administration expenses	63,017	59,590	196,876	176,569
Restructuring costs	215	1,139	131	4,483
Asset impairment	—	9,439	—	9,439
Loss (gain) on disposal of subsidiaries	(5,144)	29,721	(6,575)	29,721
Operating income (loss)	45,714	(12,380)	122,719	35,640
Interest expense (income), net	6,985	7,179	21,150	25,719
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	(1,199)	(1,720)	(1,214)	(3,539)
Income (loss) from continuing operations before income tax expense (benefit)	39,928	(17,839)	102,783	(14,586)
Income tax expense (benefit)	6,526	(2,510)	15,591	15,767
Income (loss) from continuing operations	33,402	(15,329)	87,192	(30,353)
Income (loss) from discontinued operations, net of tax	(236)	(192)	(608)	(661)
Net income (loss)	33,166	(15,521)	86,584	(31,014)
Less: net income (loss) attributable to non-controlling interest	1,157	762	3,392	2,879
Net income (loss) attributable to Masonite	$32,009	$(16,283)	$83,192	$(33,893)

Earnings (loss) per common share attributable to Masonite:
Basic	$1.05	$(0.54)	$2.73	$(1.12)
Diluted	$1.03	$(0.54)	$2.66	$(1.12)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$1.06	$(0.53)	$2.75	$(1.10)
Diluted	$1.03	$(0.53)	$2.68	$(1.10)

Comprehensive income (loss):
Net income (loss)	$33,166	$(15,521)	$86,584	$(31,014)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(8,537)	(21,676)	(18,582)	(47,612)
Amortization of actuarial net losses	243	220	727	660
Income tax benefit (expense) related to other comprehensive income (loss)	(96)	(88)	(287)	(262)
Other comprehensive income (loss), net of tax:	(8,390)	(21,544)	(18,142)	(47,214)
Comprehensive income (loss)	24,776	(37,065)	68,442	(78,228)
Less: comprehensive income (loss) attributable to non-controlling interest	887	64	3,852	1,611
Comprehensive income (loss) attributable to Masonite	$23,889	$(37,129)	$64,590	$(79,839)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	October 2, 2016	January 3, 2016
Current assets:
Cash and cash equivalents	$48,424	$89,187
Restricted cash	12,196	12,645
Accounts receivable, net	268,532	224,976
Inventories, net	239,359	208,393
Prepaid expenses	20,811	21,983
Income taxes receivable	1,550	1,762
Total current assets	590,872	558,946
Property, plant and equipment, net	538,011	534,234
Investment in equity investees	8,532	18,811
Goodwill	123,646	128,170
Intangible assets, net	199,490	225,932
Long-term deferred income taxes	10,255	16,899
Other assets, net	17,497	16,157
Total assets	$1,488,303	$1,499,149

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,104	$96,480
Accrued expenses	127,919	136,029
Income taxes payable	1,278	9
Total current liabilities	229,301	232,518
Long-term debt	470,666	468,856
Long-term deferred income taxes	64,613	98,682
Other liabilities	38,939	43,527
Total liabilities	803,519	843,583
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 30,055,649 and 30,427,865 shares issued and outstanding as of October 2, 2016, and January 3, 2016, respectively	656,052	663,600
Additional paid-in capital	228,636	231,363
Accumulated deficit	(87,725)	(144,628)
Accumulated other comprehensive income (loss)	(126,550)	(107,948)
Total equity attributable to Masonite	670,413	642,387
Equity attributable to non-controlling interests	14,371	13,179
Total equity	684,784	655,566
Total liabilities and equity	$1,488,303	$1,499,149

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(47,111)		(47,111)	4,462	(42,649)
Other comprehensive income (loss), net of tax					(31,689)	(31,689)	(1,100)	(32,789)
Dividends to non-controlling interests						—	(5,797)	(5,797)
Deconsolidation of non-controlling interest						—	(10,451)	(10,451)
Share based compensation expense			13,236			13,236		13,236
Common shares issued for delivery of share based awards	399,198	5,460	(5,460)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,114)			(2,114)		(2,114)
Common shares issued under employee stock purchase plan	12,913	846	(215)			631		631
Common shares issued for exercise of warrants	433	2	(2)			—		—
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(144,628)	$(107,948)	$642,387	$13,179	$655,566
Cumulative effect of new accounting principle				34,376		34,376		34,376
Balances as of January 3, 2016, as adjusted	30,427,865	$663,600	$231,363	$(110,252)	$(107,948)	$676,763	$13,179	$689,942

Net income (loss)				83,192		83,192	3,392	86,584
Other comprehensive income (loss), net of tax					(18,602)	(18,602)	460	(18,142)
Dividends to non-controlling interests						—	(2,660)	(2,660)
Share based compensation expense			11,922			11,922		11,922
Common shares issued for delivery of share based awards	350,995	7,476	(7,476)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,057)			(4,057)		(4,057)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,371,631)	$(29,515)		$(60,665)		$(90,180)		$(90,180)
Balances as of October 2, 2016	30,055,649	656,052	228,636	(87,725)	(126,550)	670,413	14,371	684,784

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	October 2, 2016	September 27, 2015
Net income (loss)	$86,584	$(31,014)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	608	661
Non-cash loss (gain) on disposal of subsidiaries	(6,575)	29,721
Loss on extinguishment of debt	—	28,046
Depreciation	43,378	44,270
Amortization	19,199	16,244
Share based compensation expense	11,922	6,975
Deferred income taxes	7,924	10,401
Unrealized foreign exchange loss (gain)	789	(2,768)
Share of loss (income) from equity investees, net of tax	(1,413)	(996)
Dividend from equity investee	1,733	1,440
Pension and post-retirement expense (funding), net	(5,632)	(4,565)
Non-cash accruals and interest	2,212	1,087
Loss (gain) on sale of property, plant and equipment	1,090	585
Asset impairment	—	9,439
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(51,285)	(8,403)
Inventories	(33,218)	(25,299)
Prepaid expenses	1,145	(3,421)
Accounts payable and accrued expenses	13,665	24,559
Other assets and liabilities	(274)	(3,538)
Net cash flow provided by (used in) operating activities	91,852	93,424
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,280	395
Additions to property, plant and equipment	(57,915)	(31,146)
Cash used in acquisitions, net of cash acquired	(599)	(103,700)
Cash proceeds from sale of subsidiaries, net of cash disposed	15,103	(7,538)
Restricted cash	449	406
Other investing activities	(1,761)	(918)
Net cash flow provided by (used in) investing activities	(43,443)	(142,501)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	390	475,000
Repayments of long-term debt	(881)	(500,000)
Payments of long-term debt extinguishment costs	—	(31,691)
Payment of debt issuance costs	—	(7,198)
Proceeds from borrowings on revolving credit facilities	—	15,000
Repayments of borrowings on revolving credit facilities	—	(11,000)
Tax withholding on share based awards	(4,057)	(988)
Distributions to non-controlling interests	(2,660)	(2,270)
Proceeds from exercise of common stock warrants	10,487	—
Repurchases of common shares	(90,180)	—
Net cash flow provided by (used in) financing activities	(86,901)	(63,147)
Net foreign currency translation adjustment on cash	(2,271)	(10,766)
Increase (decrease) in cash and cash equivalents	(40,763)	(122,990)
Cash and cash equivalents, beginning of period	89,187	192,037
Cash and cash equivalents, at end of period	$48,424	$69,047

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
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends ASC 718 "Compensation - Stock Compensation". This ASU simplifies several aspects of the accounting for employee share-based award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and shortfalls resulting from the exercise or vesting of a share-based award to an employee. It also allows an entity to elect, as an accounting policy, either to continue to estimate forfeitures of share-based awards (as was previously required) or to account for forfeitures when they occur. Additionally, the ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted and varying types of application are required for the different aspects of the standard. We have adopted this guidance as of April 4, 2016. The aspect of the standard dealing with excess tax benefits and tax deficiencies was adopted using the modified-retrospective method, and resulted in an increase to previously-presented retained earnings of $34.4 million as of January 3, 2016. It also resulted in $0.3 million and $6.5 million of income tax benefits recorded in the three and nine months ended October 2, 2016. As a result of the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

adoption of this standard, we have elected to account for forfeitures when they occur. The forfeitures aspect of the standard and the tax withholding aspect of the standard have each been adopted using a modified retrospective approach and had no impact on any previously-presented amounts. All other aspects of the standard were adopted using a retrospective approach and had no impact on any previously-presented amounts.

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

The following schedule represents the amount of net sales and net income (loss) attributable to Masonite from the 2015 acquisitions which have been included in the condensed consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date:

	Three Months Ended October 2, 2016
(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Net sales	$5,452	$23,671	$3,917	$33,040
Net income (loss) attributable to Masonite	1,272	450	(248)	1,474

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended October 2, 2016
(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Net sales	$14,824	$77,011	$12,884	$104,719
Net income (loss) attributable to Masonite	2,858	3,760	(308)	6,310

	Three and Nine Months Ended September 27, 2015
(In thousands)	Hickman	PDS	Total 2015 Acquisitions
Net sales	$18,662	$2,786	$21,448
Net income (loss) attributable to Masonite	(301)	(17)	(318)

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

	Three Months Ended September 27, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$475,650	$10,924	$(1,186)	$485,388
Net income (loss) attributable to Masonite	(16,283)	995	(187)	(15,475)

Basic earnings (loss) per common share attributable to Masonite	$(0.54)			$(0.51)
Diluted earnings (loss) per common share attributable to Masonite	$(0.54)			$(0.51)

	Nine Months Ended September 27, 2015
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$1,386,543	$75,361	$(8,704)	$1,453,200
Net income (loss) attributable to Masonite	(33,893)	3,224	(1,495)	(32,164)

Basic earnings (loss) per common share attributable to Masonite	$(1.12)			$(1.06)
Diluted earnings (loss) per common share attributable to Masonite	$(1.12)			$(1.06)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Dispositions

Africa

On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited (“MAL”), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintained operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015.

Subsequent to deconsolidation, we used the cost method to account for our equity investment in MAL, which was reflected as $10.0 million in our condensed consolidated balance sheets as of January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. The fair value of the investment in MAL was determined using a discounted future cash flows analysis based upon management's view of the most likely outcomes of the Business Rescue proceedings. The resulting valuation was net of future disposal costs and third party fees. This valuation was performed on a non-recurring basis and categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs included an estimate of future cash flows for the business.

On August 10, 2016, MAL announced the closing of the transaction proposed as part of the business rescue plan by the Business Rescue Practitioner. During September 2016, we received $15.1 million as final pre-tax proceeds from the closing of the transaction. Upon receipt of these proceeds, our equity interest in MAL was eliminated and we accordingly reduced the value of our cost investment in MAL to zero and recorded a gain on disposal of subsidiaries of $5.1 million. This transaction was subject to South African tax of $0.7 million, which is included in income tax expense (benefit) on the condensed consolidated statements of comprehensive income (loss).

Romania

On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized a $1.4 million cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the nine months ended October 2, 2016.

France

On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to an investment fund managed by Perceva S.A.S., a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. Premdor S.A.S. generated $0.8 million and $4.0 million of losses from continuing operations before income tax expense (benefit) during the three and nine months ended September 27, 2015, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 28, 2014	$2,891	$19,008	$77,300	$99,199
Goodwill from 2015 acquisitions	—	21,360	8,921	30,281
Foreign exchange fluctuations	(56)	(1,062)	(192)	(1,310)
January 3, 2016	2,835	39,306	86,029	128,170
Measurement period adjustment	—	—	599	599
Foreign exchange fluctuations	16	(5,288)	149	(5,123)
October 2, 2016	$2,851	$34,018	$86,777	$123,646

During the nine months ended October 2, 2016, we recorded a $0.6 million increase in goodwill as a measurement period adjustment relating to the USA Wood Door acquisition, due to finalization of certain income tax-related items.

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	October 2, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(60,989)	$(12,921)	$82,017
Patents	30,453	(18,901)	(853)	10,699
Software	30,782	(25,884)	(205)	4,693
Other	12,280	(8,916)	(1,813)	1,551
	229,442	(114,690)	(15,792)	98,960
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(11,008)	100,530
Total intangible assets	$340,980	$(114,690)	$(26,800)	$199,490

	January 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(48,025)	$(5,648)	$102,254
Patents	29,643	(17,168)	(885)	11,590
Software	29,830	(23,187)	(208)	6,435
Other	12,280	(7,853)	(1,567)	2,860
	227,680	(96,233)	(8,308)	123,139
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(8,745)	102,793
Total intangible assets	$339,218	$(96,233)	$(17,053)	$225,932

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization of intangible assets was $6.0 million and $18.5 million and for the three and nine months ended October 2, 2016, respectively, and was $5.8 million and $15.2 million for the three and nine months ended September 27, 2015, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of October 2, 2016, is as follows:

(In thousands)
Fiscal year:
2016 (remaining three months)	$5,110
2017	21,060
2018	15,615
2019	14,541
2020	12,191

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 56.4% and 54.1% of total accounts receivable as of October 2, 2016, and January 3, 2016, respectively. Our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., individually accounted for more than 10% of the consolidated gross accounts receivable balance as of October 2, 2016, and January 3, 2016. No other individual customers accounted for greater than 10% of consolidated gross accounts receivable balance at either October 2, 2016, or January 3, 2016. The allowance for doubtful accounts balance was $1.4 million and $3.1 million as of October 2, 2016, and January 3, 2016, respectively.

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

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	October 2, 2016	January 3, 2016
Raw materials	$169,949	$145,856
Finished goods	75,806	69,045
Provision for obsolete or aged inventory	(6,396)	(6,508)
Inventories, net	$239,359	$208,393

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	October 2, 2016	January 3, 2016
Land	$25,341	$25,316
Buildings	165,410	155,709
Machinery and equipment	581,833	551,264
Property, plant and equipment, gross	772,584	732,289
Accumulated depreciation	(234,573)	(198,055)
Property, plant and equipment, net	$538,011	$534,234

Total depreciation expense was $14.0 million and $43.4 million in the three and nine months ended October 2, 2016, respectively, and $14.6 million and $44.3 million in the three and nine months ended September 27, 2015, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We were insured against property loss and business interruption, and we recognized partial payments of $1.2 million and $2.4 million in business interruption insurance proceeds during the three and nine months ended September 27, 2015, respectively. These proceeds were recorded as a reduction to selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	October 2, 2016	January 3, 2016
5.625% senior unsecured notes due 2023	$475,000	$475,000
Debt issuance costs for 2023 Notes	(5,603)	(6,232)
Capital lease obligations	889	88
Other long-term debt	380	—
Total long-term debt	$470,666	$468,856

Interest expense related to our consolidated indebtedness under senior unsecured notes was $6.9 million and $20.8 million for the three and nine months ended October 2, 2016, respectively, and $6.9 million and $24.7 million for the three and nine months ended September 27, 2015, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of October 2, 2016, and January 3, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of October 2, 2016, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share based compensation expense was $3.4 million and $11.9 million for the three and nine months ended October 2, 2016, respectively, and $1.5 million and $7.0 million for the three and nine months ended September 27, 2015, respectively. As of October 2, 2016, the total remaining unrecognized compensation expense related to share based compensation amounted to $16.8 million, which will be amortized over the weighted average remaining requisite service period of 1.8 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of October 2, 2016, there were 1,530,579 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of October 2, 2016, the liability and asset relating to deferred compensation each had a fair value of $3.2 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of October 2, 2016, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

No SARs vested during the nine months ended October 2, 2016. The total fair value of SARs vested was $0.5 million in the nine months ended September 27, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended October 2, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(164,616)	8,454	16.92
Forfeited	(2,400)		32.68
Outstanding, end of period	845,936	$30,462	$26.16	5.0

Exercisable, end of period	720,311	$29,948	$20.59	4.3

Nine Months Ended September 27, 2015	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(308,770)	15,205	16.82
Forfeited	(11,751)		18.18
Outstanding, end of period	910,947	$39,807	$20.08	5.2

Exercisable, end of period	717,614	$33,872	$16.58	4.5

The value of SARs granted in the nine months ended October 2, 2016, as determined using the Black-Scholes Merton valuation model, was $2.0 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended
	October 2, 2016		September 27, 2015
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	526,930	$49.31	543,373	$34.56
Granted	288,383	46.04	192,928	61.39
Delivered	(228,158)		(124,672)
Withheld to cover (1)	(59,374)		(14,738)
Forfeited	(11,930)		(71,803)
Outstanding, end of period	515,851	$58.59	525,088	$45.33
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

Approximately one-third of the RSUs granted during the nine months ended October 2, 2016, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the nine months ended October 2, 2016, was $13.3 million and is being recognized over the weighted average requisite service period of 2.6 years. During the nine months ended October 2, 2016, there were 287,532 RSUs vested at a fair value of $8.4 million.

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

There were no 2014 Warrants outstanding during any period presented. Activity relating to the 2016 Warrants was as follows for the periods presented:

	Nine Months Ended
	October 2, 2016	September 27, 2015
Outstanding, beginning of period	2,497,971	2,500,001
Exercised	(2,496,493)	—
Forfeited	(1,478)	—
Outstanding, end of period	—	2,500,001

Cash received for exercise (in thousands)	$10,487	$—
Common shares issued	630,951	—

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

(In thousands)
Fiscal year:
2016 (remaining three months)	$5,102
2017	19,808
2018	18,699
2019	17,476
2020	15,138
Thereafter	84,057
Total future minimum lease payments	$160,280

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $6.6 million and $19.8 million for the three and nine months ended October 2, 2016, respectively, and $6.1 million and $17.8 million for the three and nine months ended September 27, 2015, respectively.

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

10. Restructuring Costs

Restructuring costs were not material in the three or nine months ended October 2, 2016. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$168	$918	$1,086
2013 Plan	2	33	—	35
2012 and Prior Plans	—	18	—	18
Total Restructuring Costs	$2	$219	$918	$1,139

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,270	$2,061	$4,331
2013 Plan	8	126	—	134
2012 and Prior Plans	—	18	—	18
Total Restructuring Costs	$8	$2,414	$2,061	$4,483

	Cumulative Amount Incurred Through October 2, 2016
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,337	$3,278	$5,615
2014 Plan	—	—	9,503	9,503
2013 Plan	3,025	2,733	2,157	7,915
2012 and Prior Plans	2,378	12,695	3,609	18,682
Total Restructuring Costs	$5,403	$17,765	$18,547	$41,715

During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of October 2, 2016, we do not expect to incur any material future charges relating to the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. ("Israel"), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the "2014 Plan"). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of October 2, 2016, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of October 2, 2016, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of October 2, 2016, we do not expect to incur any future charges for the 2012 and Prior Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	October 2, 2016
2015 Plan	$774	$104	$27	$607	$298
2014 Plan	442	—	—	16	426
2013 Plan	316	—	—	316	—
2012 and Prior Plans	858	—	—	346	512
Total	$2,390	$104	$27	$1,285	$1,236

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	September 27, 2015
2015 Plan	$—	$2,228	$2,103	$3,524	$807
2014 Plan	839	—	—	352	487
2013 Plan	341	—	134	155	320
2012 and Prior Plans	1,153	—	18	393	778
Total	$2,333	$2,228	$2,255	$4,424	$2,392

11. Income Taxes

Income tax expense (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Current	$2,775	$1,629	$7,667	$5,366
Deferred	3,751	(4,139)	7,924	10,401
Income tax expense (benefit)	$6,526	$(2,510)	$15,591	$15,767

The effective tax rate differs from the Canadian statutory rate of 26.6% primarily due to changes in our valuation allowances, tax exempt income, and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate.

We currently have deferred tax assets in certain jurisdictions resulting from net operating losses and other deductible temporary differences, which will reduce taxable income in these jurisdictions in future periods. We have determined that a valuation allowance of $42.7 million and $40.9 million was required for our deferred tax assets as of October 2, 2016, and January 3, 2016, respectively. A valuation allowance has been established on deferred tax assets resulting from net operating loss carry forwards and other carry forward attributes primarily in Canada, Chile, India, Mexico and Luxembourg. We expect to maintain valuation allowances on deferred tax assets arising in these jurisdictions until a sustained level of income is reached.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015
Transactions involving cash:
Interest paid	$26,856	$32,979
Interest received	203	464
Income taxes paid	6,987	4,430
Income tax refunds	1,473	194
Non-cash transactions:
Property, plant and equipment additions in accounts payable	4,365	3,310

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

(In thousands)	Three Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$338,807	$71,528	$80,424	$5,316	$496,075
Intersegment sales	(1,094)	(1,488)	(3,846)	—	(6,428)
Net sales to external customers	$337,713	$70,040	$76,578	$5,316	$489,647

Adjusted EBITDA	$55,648	$7,933	$7,229	$(5,703)	$65,107

(In thousands)	Three Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$305,669	$78,462	$76,509	$18,975	$479,615
Intersegment sales	(1,511)	(59)	(2,395)	—	(3,965)
Net sales to external customers	$304,158	$78,403	$74,114	$18,975	$475,650

Adjusted EBITDA	$43,885	$5,941	$6,141	$(5,455)	$50,512

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	Nine Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,019,352	$235,694	$238,325	$17,740	$1,511,111
Intersegment sales	(4,737)	(2,848)	(10,589)	—	(18,174)
Net sales to external customers	$1,014,615	$232,846	$227,736	$17,740	$1,492,937

Adjusted EBITDA	$162,689	$30,890	$19,332	$(21,047)	$191,864

(In thousands)	Nine Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$886,136	$230,639	$224,387	$56,673	$1,397,835
Intersegment sales	(3,817)	(137)	(7,338)	—	(11,292)
Net sales to external customers	$882,319	$230,502	$217,049	$56,673	$1,386,543

Adjusted EBITDA	$119,945	$20,563	$18,356	$(11,507)	$147,357

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Adjusted EBITDA	$65,107	$50,512	$191,864	$147,357
Less (plus):
Depreciation	13,995	14,554	43,378	44,270
Amortization	6,217	6,258	19,199	16,244
Share based compensation expense	3,412	1,490	11,922	6,975
Loss (gain) on disposal of property, plant and equipment	698	291	1,090	585
Restructuring costs	215	1,139	131	4,483
Asset impairment	—	9,439	—	9,439
Loss (gain) on disposal of subsidiaries	(5,144)	29,721	(6,575)	29,721
Interest expense (income), net	6,985	7,179	21,150	25,719
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	(1,199)	(1,720)	(1,214)	(3,539)
Income tax expense (benefit)	6,526	(2,510)	15,591	15,767
Loss (income) from discontinued operations, net of tax	236	192	608	661
Net income (loss) attributable to non-controlling interest	1,157	762	3,392	2,879
Net income (loss) attributable to Masonite	$32,009	$(16,283)	$83,192	$(33,893)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of October 2, 2016, and January 3, 2016, was $493.2 million and $484.3 million, respectively, compared to a carrying value of $469.4 million and $468.8 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income (loss) attributable to Masonite	$32,009	$(16,283)	$83,192	$(33,893)
Less: income (loss) from discontinued operations, net of tax	(236)	(192)	(608)	(661)
Income (loss) from continuing operations attributable to Masonite	$32,245	$(16,091)	$83,800	$(33,232)

Shares used in computing basic earnings per share	30,416,648	30,351,707	30,496,404	30,218,023
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	757,128	—	760,605	—
Shares used in computing diluted earnings per share	31,173,776	30,351,707	31,257,009	30,218,023

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.06	$(0.53)	$2.75	$(1.10)
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.02)	(0.02)
Total Basic earnings per common share attributable to Masonite	$1.05	$(0.54)	$2.73	$(1.12)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.03	$(0.53)	$2.68	$(1.10)
Discontinued operations attributable to Masonite, net of tax	—	(0.01)	(0.02)	(0.02)
Total Diluted earnings per common share attributable to Masonite	$1.03	$(0.54)	$2.66	$(1.12)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	2,500,001	—	2,500,001
Stock appreciation rights	—	457,518	—	454,152
Restricted stock units	—	315,671	—	357,265

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three and nine months ended September 27, 2015, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position in that period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Accumulated foreign exchange gains (losses), beginning of period	$(100,886)	$(82,839)	$(90,111)	$(57,473)
Foreign exchange gain (loss)	(8,537)	(26,053)	(17,151)	(51,989)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	4,377	(1,431)	4,377
Less: foreign exchange gain (loss) attributable to non-controlling interest	(270)	(698)	460	(1,268)
Accumulated foreign exchange gains (losses), end of period	(109,153)	(103,817)	(109,153)	(103,817)

Accumulated pension and other post-retirement adjustments, beginning of period	(17,544)	(18,520)	(17,837)	(18,786)
Amortization of actuarial net losses	243	220	727	660
Income tax benefit (expense) on amortization of actuarial net losses	(96)	(88)	(287)	(262)
Accumulated pension and other post-retirement adjustments	(17,397)	(18,388)	(17,397)	(18,388)

Accumulated other comprehensive income (loss)	$(126,550)	$(122,205)	$(126,550)	$(122,205)

Other comprehensive income (loss), net of tax	$(8,390)	$(21,544)	$(18,142)	$(47,214)
Less: other comprehensive income (loss) attributable to non-controlling interest	(270)	(698)	460	(1,268)
Other comprehensive income (loss) attributable to Masonite	$(8,120)	$(20,846)	$(18,602)	$(45,946)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of October 2, 2016, and January 3, 2016, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	October 2, 2016	January 3, 2016
Current assets	$12,822	$9,987
Property, plant and equipment, net	13,839	15,638
Long-term deferred income taxes	8,116	9,121
Other assets, net	1,723	2,270
Current liabilities	(2,250)	(5,133)
Other long-term liabilities	(3,060)	(2,944)
Non-controlling interest	(5,751)	(4,981)
Net assets of the VIE consolidated by Masonite	$25,439	$23,958

Current assets include $6.7 million and $2.1 million of cash and cash equivalents as of October 2, 2016, and January 3, 2016, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

18. Subsequent Event

On November 8, 2016, we announced a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies. This action is expected to be completed by the end of the third quarter of 2017. Total restructuring costs associated with the 2016 Plan are expected to be $4.8 million, including $2.7 million of employee benefit costs, $1.1 million in asset-related costs and $1.0 million of non-cash asset impairment charges.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended October 2, 2016, and September 27, 2015. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended October 2, 2016, we generated net sales of $1,014.6 million or 68.0%, $232.8 million or 15.6% and $227.7 million or 15.3% in our North American Residential, Europe and Architectural segments, respectively. See "Components of Results of Operations - Segment Information" below for a description of our reportable segment change.

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
Organizational Restructuring
On November 8, 2016, we announced a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies. This action is expected to be completed by the end of the third quarter of 2017. Total restructuring costs associated with the 2016 Plan are expected to be $4.8 million,

MASONITE INTERNATIONAL CORPORATION

including $2.7 million of employee benefit costs, $1.1 million in asset-related costs and $1.0 million of non-cash asset impairment charges. Once completed, the 2016 Plan is expected to increase our annual earnings and cash flows by approximately $5 million.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan include severance and closure charges and are substantially completed. As of October 2, 2016, we do not expect to incur any material future charges relating to the 2015 Plan. Once completed, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $6 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended October 2, 2016, and September 27, 2015, approximately 33% and 37% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. Furthermore, there has been, and may continue to be, volatility in currency exchange rates as a result of the June 2016 referendum in the United Kingdom in which voters approved the United Kingdom's exit from the European Union. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
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

Acquisitions and Dispositions
We have pursued a strategic initiative of optimizing our global business portfolio. As part of this strategy, in the last several years we have pursued strategic acquisitions targeting companies who produce components for our existing operations, manufacture niche products and provide value-added services. Additionally, we target companies with strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. We also continuously analyze our operations to determine which businesses, market channels and products create the most value for our customers and acceptable returns for our shareholders.

MASONITE INTERNATIONAL CORPORATION

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

Dispositions

•
South Africa: On December 22, 2015, following a comprehensive assessment of Masonite (Africa) Limited (“MAL”), our South African subsidiary, the MAL Board of Directors approved a plan to enter into Business Rescue proceedings, the South African equivalent of bankruptcy proceedings in the United States, similar to a Chapter 11 reorganization. As a result of this plan, a Business Rescue Practitioner was appointed to manage the affairs of the business and we no longer maintained operational control over MAL. For this reason, we deconsolidated MAL effective December 22, 2015.

Subsequent to deconsolidation, we used the cost method to account for our equity investment in MAL, which was reflected as $10.0 million in our condensed consolidated balance sheets as of January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. The fair value of the investment in MAL was determined using a discounted future cash flows analysis based upon management's view of the most likely outcomes of the Business Rescue proceedings. The resulting valuation was net of future disposal costs and third party fees. This valuation was performed on a non-recurring basis and categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs included an estimate of future cash flows for the business.

On August 10, 2016, MAL announced the closing of the transaction proposed as part of the business rescue plan by the Business Rescue Practitioner. During September 2016, we received $15.1 million as final pre-tax proceeds from the closing of the transaction. Upon receipt of these proceeds, our equity interest in MAL was eliminated and we accordingly reduced the value of our cost investment in MAL to 0 and recorded a gain on disposal of subsidiaries of $5.1 million. This transaction was subject to South African tax of $0.7 million, which is included in income tax expense (benefit) on the condensed consolidated statements of comprehensive income (loss).

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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$489,647	$475,650	$1,492,937	$1,386,543
Cost of goods sold	385,845	388,141	1,179,786	1,130,691
Gross profit	103,802	87,509	313,151	255,852
Gross profit as a % of net sales	21.2%	18.4%	21.0%	18.5%
Selling, general and administration expenses	63,017	59,590	196,876	176,569
Selling, general and administration expenses as a % of net sales	12.9%	12.5%	13.2%	12.7%
Restructuring costs	215	1,139	131	4,483
Asset impairment	—	9,439	—	9,439
Loss (gain) on disposal of subsidiaries	(5,144)	29,721	(6,575)	29,721
Operating income (loss)	45,714	(12,380)	122,719	35,640
Interest expense (income), net	6,985	7,179	21,150	25,719
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	(1,199)	(1,720)	(1,214)	(3,539)
Income (loss) from continuing operations before income tax expense (benefit)	39,928	(17,839)	102,783	(14,586)
Income tax expense (benefit)	6,526	(2,510)	15,591	15,767
Income (loss) from continuing operations	33,402	(15,329)	87,192	(30,353)
Income (loss) from discontinued operations, net of tax	(236)	(192)	(608)	(661)
Net income (loss)	33,166	(15,521)	86,584	(31,014)
Less: net income (loss) attributable to non-controlling interest	1,157	762	3,392	2,879
Net income (loss) attributable to Masonite	$32,009	$(16,283)	$83,192	$(33,893)
Three Months Ended October 2, 2016, Compared with Three Months Ended September 27, 2015
Net Sales
Net sales in the three months ended October 2, 2016, were $489.6 million, a increase of $13.9 million or 2.9% from $475.7 million in the three months ended September 27, 2015. Net sales in the third quarter of 2016 were negatively impacted by $11.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $25.0 million or 5.3% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the third quarter of 2016 by $19.8 million or 4.2% and average unit price increased net sales in the third quarter of 2016 by $7.1 million or 1.5% compared to the 2015 period. Net sales of components and other products to external customers were $1.9 million lower in the third quarter of 2016 compared to the 2015 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	October 2, 2016	September 27, 2015
North American Residential	$338,807	$305,669
North American Residential intersegment	(1,094)	(1,511)
North American Residential net sales to external customers	$337,713	$304,158
Percentage of consolidated net sales	69.0%	63.9%

Europe	$71,528	$78,462
Europe intersegment	(1,488)	(59)
Europe net sales to external customers	$70,040	$78,403
Percentage of consolidated net sales	14.3%	16.5%

Architectural	$80,424	$76,509
Architectural intersegment	(3,846)	(2,395)
Architectural net sales to external customers	$76,578	$74,114
Percentage of consolidated net sales	15.6%	15.6%

Corporate & Other net sales to external customers	$5,316	$18,975

Net sales to external customers	$489,647	$475,650

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended October 2, 2016, were $337.7 million, an increase of $33.5 million or 11.0% from $304.2 million in the three months ended September 27, 2015. Net sales in the third quarter of 2016 were negatively impacted by $1.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $35.0 million or 11.5% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the third quarter of 2016 by $40.2 million or 13.2% compared to the 2015 period. Average unit price decreased net sales in the third quarter of 2016 by $5.2 million or 1.7% compared to the 2015 period due to the mix of products sold.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended October 2, 2016, were $70.0 million, a decrease of $8.4 million or 10.7% from $78.4 million in the three months ended September 27, 2015. Net sales in the third quarter of 2016 were negatively impacted by $9.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $1.2 million or 1.5% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the third quarter of 2016 by $8.5 million or 10.8% compared to the 2015 period due to the mix of products sold. Changes in volume decreased net sales in the third quarter of 2016 by $4.9 million or 6.3% compared to the 2015 period. Net sales of components and other products to external customers were $2.4 million lower in the third quarter of 2016 compared to the 2015 period. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended October 2, 2016, were $76.6 million, an increase of $2.5 million or 3.4% from $74.1 million in the three months ended September 27, 2015. Average unit price increased net sales in the third quarter of 2016 by $3.8 million or 5.1% and net sales of components and other products to external customers were $0.9 million higher in the third quarter of 2016 compared to the 2015 period. Lower volume decreased net sales in the third quarter of 2016 by $2.2 million or 3.0% compared to the 2015 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 78.8% and 81.6% for the three months ended October 2, 2016, and September 27, 2015, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impacts of increased volume on our fixed costs, lower commodities prices and an increase in average unit price. Material cost of sales, depreciation and overhead costs as a percentage of net sales in the third quarter of 2016 decreased by 2.8%, 0.4% and 0.1%, respectively, over the 2015 period. Direct labor and distribution costs as a percentage of net sales increased by 0.3% and 0.2%, respectively, over the same period, due primarily to labor cost inflation.
Selling, General and Administration Expenses
In the three months ended October 2, 2016, selling, general and administration (“SG&A”) expenses, as a percentage of net sales, were 12.9% compared to 12.5% in the three months ended September 27, 2015, an increase of 40 basis points.
SG&A expenses in the three months ended October 2, 2016, were $63.0 million, an increase of $3.4 million from $59.6 million in the three months ended September 27, 2015. The increase included $3.5 million of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization. The increase was also driven by a $2.8 million increase in in personnel costs due to a combination of wage inflation and investments in additional personnel. These increases were partially offset by favorable foreign exchange impacts of $1.3 million, a $0.7 million reduction in bad debt expense, an incremental decrease of $0.3 million due to acquisitions and dispositions and $0.6 million of other decreases.

Restructuring Costs

There were no material restructuring costs in the three months ended October 2, 2016, compared to $1.1 million in the three months ended September 27, 2015. Restructuring costs in 2015 were related primarily to expenses incurred as part of the 2015 Plan.
Loss (Gain) on Disposal of Subsidiaries

Gain on disposal of subsidiaries was $5.1 million in the three months ended October 2, 2016. This gain arose as a result of the sale of our equity interest in MAL. The gain represents the excess of pre-tax cash received upon closing of the sale over the book value of the investment.
Interest Expense, Net
Interest expense, net, in the three months ended October 2, 2016, was $7.0 million, compared to $7.2 million in the three months ended September 27, 2015.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the three months ended October 2, 2016, was $(1.2) million, compared to $(1.7) million in the three months ended September 27, 2015. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended October 2, 2016, increased by $9.0 million compared to the three months ended September 27, 2015. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and a discrete income tax benefit of $1.2 million recorded in the three months ended October 2, 2016, compared to $2.7 million of discrete income tax benefit recorded in the three months ended September 27, 2015. Discrete items may occur in any given year, but are not consistent from period to period. The discrete benefit for the period is primarily attributable to $1.1 million of income tax benefit related to an increase in U.S. federal income tax credits as of October 2, 2016. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,648	$7,933	$7,229	$(5,703)	$65,107
Adjusted EBITDA as a percentage of segment net sales	16.5%	11.3%	9.4%		13.3%

	Three Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	43,885	5,941	6,141	(5,455)	50,512
Adjusted EBITDA as a percentage of segment net sales	14.4%	7.6%	8.3%		10.6%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,648	$7,933	$7,229	$(5,703)	$65,107
Less (plus):
Depreciation	7,666	1,952	2,242	2,135	13,995
Amortization	1,130	2,283	2,015	789	6,217
Share based compensation expense	—	—	—	3,412	3,412
Loss (gain) on disposal of property, plant and equipment	552	142	4	—	698
Restructuring costs	—	—	—	215	215
Loss (gain) on disposal of subsidiaries	—	—	—	(5,144)	(5,144)
Interest expense (income), net	—	—	—	6,985	6,985
Other expense (income), net	—	53	—	(1,252)	(1,199)
Income tax expense (benefit)	—	—	—	6,526	6,526
Loss (income) from discontinued operations, net of tax	—	—	—	236	236
Net income (loss) attributable to non-controlling interest	926	—	—	231	1,157
Net income (loss) attributable to Masonite	$45,374	$3,503	$2,968	$(19,836)	$32,009

	Three Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$43,885	$5,941	$6,141	$(5,455)	$50,512
Less (plus):
Depreciation	7,683	2,107	2,081	2,683	14,554
Amortization	1,261	2,208	2,015	774	6,258
Share based compensation expense	—	—	—	1,490	1,490
Loss (gain) on disposal of property, plant and equipment	213	14	59	5	291
Restructuring costs	2	219	—	918	1,139
Asset impairment	—	9,439	—	—	9,439
Loss (gain) on disposal of subsidiaries	—	29,721	—	—	29,721
Interest expense (income), net	—	—	—	7,179	7,179
Other expense (income), net	—	77	—	(1,797)	(1,720)
Income tax expense (benefit)	—	—	—	(2,510)	(2,510)
Loss (income) from discontinued operations, net of tax	—	—	—	192	192
Net income (loss) attributable to non-controlling interest	696	—	—	66	762
Net income (loss) attributable to Masonite	$34,030	$(37,844)	$1,986	$(14,455)	$(16,283)

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $11.7 million, or 26.7%, to $55.6 million in the three months ended October 2, 2016, from $43.9 million in the three months ended September 27, 2015. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $12.7 million and $11.2 million in the third quarter of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $2.0 million, or 33.9%, to $7.9 million in the three months ended October 2, 2016, from $5.9 million in the three months ended September 27, 2015. Adjusted EBITDA in the Europe segment included an incremental comparative benefit of $0.2 million from the disposal of France in 2015.

Adjusted EBITDA in our Architectural segment increased $1.1 million, or 18.0%, to $7.2 million in the three months ended October 2, 2016, from $6.1 million in the three months ended September 27, 2015. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $1.9 million and $1.6 million in the third quarter of 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Nine Months Ended October 2, 2016, Compared with Nine Months Ended September 27, 2015
Net Sales
Net sales in the nine months ended October 2, 2016, were $1,492.9 million, an increase of $106.4 million or 7.7% from $1,386.5 million in the nine months ended September 27, 2015. Net sales in the first nine months of 2016 were negatively impacted by $32.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $138.4 million or 10.0% due to changes in unit volume, average unit price and sales of other products. Higher unit volumes in the first nine months of 2016 increased net sales by $94.4 million or 6.8% compared to the same period in 2015. Average unit price increased net sales in the first nine months of 2016 by $41.3 million or 3.0% compared to the same period in 2015. Net sales of components and other products to external customers were $2.7 million higher in the first nine months of 2016 compared to the same period in 2015.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015
North American Residential	$1,019,352	$886,136
North American Residential intersegment	(4,737)	(3,817)
North American Residential net sales to external customers	$1,014,615	$882,319
Percentage of consolidated net sales	68.0%	63.6%

Europe	$235,694	$230,639
Europe intersegment	(2,848)	(137)
Europe net sales to external customers	$232,846	$230,502
Percentage of consolidated net sales	15.6%	16.6%

Architectural	$238,325	$224,387
Architectural intersegment	(10,589)	(7,338)
Architectural net sales to external customers	$227,736	$217,049
Percentage of consolidated net sales	15.3%	15.7%

Corporate & Other net sales to external customers	$17,740	$56,673

Net sales to external customers	$1,492,937	$1,386,543

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended October 2, 2016, were $1,014.6 million, an increase of $132.3 million or 15.0% from $882.3 million in the nine months ended September 27, 2015. Net sales in the first nine months of 2016 were negatively impacted by $15.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $148.2 million or 16.8% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first nine months of 2016 by $132.8 million or 15.1% and average unit price increased net sales in the first nine months of 2016 by $14.8 million or 1.7% compared to the same period in 2015. Net sales of components and other products to external customers were $0.6 million higher in the first nine months of 2016 compared to the same period in 2015.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended October 2, 2016, were $232.8 million, an increase of $2.3 million or 1.0% from $230.5 million in the nine months ended September 27, 2015. Net sales in 2016 were negatively impacted by $14.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $16.9 million or 7.3% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first nine months of 2016 by $21.4 million or 9.3% compared to the same period in 2015. Lower volume decreased net sales in the first nine months of 2016 by $3.6 million or 1.6% compared to the same period in 2015. Net sales of components and other products to external customers were $0.9 million lower in the first nine months of 2016 compared to the same period in 2015. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended October 2, 2016, were $227.7 million, an increase of $10.7 million or 4.9% from $217.0 million in the nine months ended September 27, 2015. Net sales in 2016 were negatively impacted by $1.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $12.0 million or 5.5% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the first nine months of 2016 by $4.1 million or 1.9% and average unit price increased net sales in the first nine months of 2016 by $5.1 million or 2.4% compared to the same period in 2015. Net sales of components and other products to external customers were $2.8 million higher in the first nine months of 2016 compared to the same period in 2015.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.0% and 81.5% for the nine months ended October 2, 2016, and September 27, 2015, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impacts of increased volume on our fixed costs, lower commodities prices and an increase in average unit price. Overhead, material cost of sales and depreciation costs as a percentage of net sales in the first nine months of 2016 decreased 1.2%, 1.1% and 0.4%, respectively, over the 2015 period. Direct labor as a percentage of net sales increased by 0.2%, over the same period, due primarily to labor cost inflation. Distribution costs as a percentage of net sales were flat.
Selling, General and Administration Expenses
In the nine months ended October 2, 2016, SG&A expenses, as a percentage of net sales, were 13.2% compared to 12.7% in the nine months ended September 27, 2015, an increase of 50 basis points.
SG&A expenses in the nine months ended October 2, 2016, were $196.9 million, an increase of $20.3 million from $176.6 million in the nine months ended September 27, 2015. The increase included $6.8 million of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization. The increase was also driven by a $9.2 million increase in personnel costs due to a combination of wage inflation and investments in additional personnel, a $3.7 million increase in professional fees primarily related to IT and digital initiatives, a $1.9 million increase in travel expenses, a $1.3 million increase in marketing costs and other increases of $1.0 million. These increases were partially offset by favorable foreign exchange impacts of $2.9 million and a net incremental decrease of $0.7 million due to acquisitions and dispositions.

Restructuring Costs
There were no material restructuring costs in the nine months ended October 2, 2016, compared to $4.5 million in the nine months ended September 27, 2015. Costs incurred in 2015 were related primarily to the 2015 Plan.
Loss (Gain) on Disposal of Subsidiaries
Gain on disposal of subsidiaries was $6.6 million in the nine months ended October 2, 2016. This gain arose as a result of the sale of our equity interest in MAL and the liquidation of our legal entity in Romania. The gain relating to MAL represents the excess of pre-tax cash received upon closing of the sale over the book value of the investment, and the gain relating to Romania is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the nine months ended October 2, 2016, was $21.2 million, compared to $25.7 million in the nine months ended September 27, 2015. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.

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

Other Expense (Income), Net
Other expense (income), net, in the nine months ended October 2, 2016, was $(1.2) million, compared to $(3.5) million in the nine months ended September 27, 2015. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the nine months ended October 2, 2016, decreased by $0.2 million compared to the nine months ended September 27, 2015. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $8.5 million in the nine months ended October 2, 2016, compared to $0.5 million of discrete income tax expenses recorded in the nine months ended September 27, 2015. The discrete income tax benefits of $8.5 million are primarily attributable to $6.5 million of discrete income tax benefits related to the adoption of ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting" and $1.1 million of discrete income tax benefits related to an increase in U.S. federal income tax credits. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Nine Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,689	$30,890	$19,332	$(21,047)	$191,864
Adjusted EBITDA as a percentage of segment net sales	16.0%	13.3%	8.5%		12.9%

	Nine Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$119,945	$20,563	$18,356	$(11,507)	$147,357
Adjusted EBITDA as a percentage of segment net sales	13.6%	8.9%	8.5%		10.6%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Nine Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,689	$30,890	$19,332	$(21,047)	$191,864
Less (plus):
Depreciation	23,712	6,508	6,825	6,333	43,378
Amortization	3,513	7,072	6,226	2,388	19,199
Share based compensation expense	—	—	—	11,922	11,922
Loss (gain) on disposal of property, plant and equipment	842	173	106	(31)	1,090
Restructuring costs	—	21	—	110	131
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	(5,144)	(6,575)
Interest expense (income), net	—	—	—	21,150	21,150
Other expense (income), net	—	146	—	(1,360)	(1,214)
Income tax expense (benefit)	—	—	—	15,591	15,591
Loss (income) from discontinued operations, net of tax	—	—	—	608	608
Net income (loss) attributable to non-controlling interest	2,622	—	—	770	3,392
Net income (loss) attributable to Masonite	$132,000	$18,401	$6,175	$(73,384)	$83,192

	Nine Months Ended September 27, 2015
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$119,945	$20,563	$18,356	$(11,507)	$147,357
Less (plus):
Depreciation	23,560	5,948	6,078	8,684	44,270
Amortization	3,659	4,054	6,117	2,414	16,244
Share based compensation expense	—	—	—	6,975	6,975
Loss (gain) on disposal of property, plant and equipment	743	33	112	(303)	585
Restructuring costs	8	2,414	—	2,061	4,483
Asset impairment	—	9,439	—	—	9,439
Loss (gain) on disposal of subsidiaries	—	29,721	—	—	29,721
Interest expense (income), net	—	—	—	25,719	25,719
Loss on extinguishment of debt	—	—	—	28,046	28,046
Other expense (income), net	—	205	—	(3,744)	(3,539)
Income tax expense (benefit)	—	—	—	15,767	15,767
Loss (income) from discontinued operations, net of tax	—	—	—	661	661
Net income (loss) attributable to non-controlling interest	2,457	—	—	422	2,879
Net income (loss) attributable to Masonite	$89,518	$(31,251)	$6,049	$(98,209)	$(33,893)

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $42.8 million, or 35.7%, to $162.7 million in the nine months ended October 2, 2016, from $119.9 million in the nine months ended September 27, 2015. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $38.1 million and $33.2 million in 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $10.3 million, or 50.0%, to $30.9 million in the nine months ended October 2, 2016, from $20.6 million in the nine months ended September 27, 2015. Adjusted EBITDA in the Europe segment included an incremental comparative benefit of $0.1 million from the disposal of France in 2015.
Adjusted EBITDA in our Architectural segment increased $0.9 million, or 4.9%, to $19.3 million in the nine months ended October 2, 2016, from $18.4 million in the nine months ended September 27, 2015. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $5.8 million and $4.8 million in 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, capital expenditures and share repurchases. We anticipate capital expenditures in fiscal year 2016 to be approximately $70 million to $75 million. The increase in capital expenditures is due to investments to support additional volume. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of October 2, 2016, we had $48.4 million of cash and cash equivalents, availability under our ABL Facility of $135.3 million and availability under our AR Sales Program of $29.2 million.
Cash Flows
            Cash provided by operating activities was $91.9 million during the nine months ended October 2, 2016, compared to $93.4 million in the nine months ended September 27, 2015. This $1.5 million decrease in cash provided by operating activities was primarily due to an increase in net working capital, which was mostly offset by a $52.4 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in the first nine months of 2016 compared to the same period in 2015.

Cash used in investing activities was $43.4 million during the nine months ended October 2, 2016, compared to $142.5 million in the nine months ended September 27, 2015. This $99.1 million decrease in cash used in investing activities was driven by a decrease of $103.1 million of cash paid for acquisitions (net of cash acquired), an increase of $22.6 million of cash proceeds from disposal of subsidiaries (net of cash disposed) and other decreases in investing outflows of $0.2 million. These decreases to investing cash outflows were partially offset by $26.8 million of higher cash additions to property, plant and equipment, due to investments to support additional volume in the first nine months of 2016 compared to the same period in 2015.
Cash used in financing activities was $86.9 million during the nine months ended October 2, 2016, compared to $63.1 million used during the nine months ended September 27, 2015. This $23.8 million increase in cash used in financing activities was driven by $90.2 million of cash outflow for the repurchase of shares of our common stock in 2016 partially offset by $2.5 million of year over year other financing net inflows. These current year cash outflows were offset by prior year net cash uses of $63.9 million related to the issuance of the 2023 Notes and the repurchase of the 2021 Notes (as described below).

MASONITE INTERNATIONAL CORPORATION

Share Repurchases
On February 23, 2016, our Board of Directors approved a share repurchase program pursuant to which we may repurchase from time to time up to $150 million of our outstanding common shares. Any repurchases under the program will be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. While the share repurchase program may take two years to complete, the timing and amount of any share repurchases will be determined by us based on our evaluation of market conditions and other factors. Repurchases under the share repurchase program are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the nine months ended October 2, 2016, we repurchased and retired 1.4 million of our common shares in the open market at an aggregate cost of $90.2 million. We have remaining capacity under this program of $59.8 million.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of October 2, 2016, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of October 2, 2016, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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
The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of October 2, 2016, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

Supplemental Guarantor Financial Information

Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:

MASONITE INTERNATIONAL CORPORATION

Our non-guarantor subsidiaries generated external net sales of $395.4 million and $1.2 billion for the three and nine months ended October 2, 2016, and $393.9 million and $1.1 billion for the three and nine months ended September 27, 2015, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $34.4 million and $144.9 million for the three and nine months ended October 2, 2016, and $38.3 million and $119.4 million three and nine months ended September 27, 2015, respectively. Our non-guarantor subsidiaries had total assets of $1.3 billion as of both October 2, 2016, and January 3, 2016, respectively; and total liabilities of $753.8 million and $791.1 million as of October 2, 2016, and January 3, 2016, respectively.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended October 2, 2016, we repurchased 656,733 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 4, 2016, through July 31, 2016	114,761	66.40	114,761	95,779,965
August 1, 2016, through August 28, 2106	219,973	67.29	219,973	80,977,799
August 29, 2016, through October 2, 2016	321,999	65.71	321,999	59,820,110
Total	656,733	$66.36	656,733

On February 23, 2016, our Board of Directors authorized a share repurchase plan with no specified expiration date whereby we may repurchase up to $150 million worth of of our common shares. Any repurchases under the program will be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. While the share repurchase program may take two years to complete, the timing and amount of any share repurchases will be determined by us based on our evaluation of market conditions and other factors. Repurchases under the share repurchase program are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of October 2, 2016, $59.8 million of common stock was eligible for repurchase in accordance with the plan.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 9, 2016	By	/s/ Russell T. Tiejema
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