Form 10-K
period 2017-01-01
MASONITE INTERNATIONAL CORP
filed 2017-03-01
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
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
(800) 895-2723
(Registrant’s telephone number, including area code)
____________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock (no par value)	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 3, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on July 3, 2016, was $2.0 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 29,769,978 shares of Common Stock, no par value, as of February 24, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual General Meeting of Shareholders scheduled to be held on May 11, 2017, to be filed with the Securities and Exchange Commission not later than 120 days after January 1, 2017, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
January 1, 2017

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our ability to successfully implement our business strategy;

•	general economic, market and business conditions;

•	levels of residential new construction; residential repair, renovation and remodeling; and non-residential building construction activity;

•	the United Kingdom's vote to leave, and its eventual exit from, the European Union;

•	competition;

•	our ability to manage our operations including integrating our recent acquisitions and companies or assets we acquire in the future;

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

We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Marshfield®, Premdor®, Mohawk®, Megantic®, Algoma®, Birchwood Best®, Lemieux®, Door-StopTM, Harring DoorsTM, Performance Doorset SolutionsTM and National HickmanTM are among the most recognized in the door industry and are associated with innovation, quality and value. In the year ended January 1, 2017, we sold approximately 35 million doors to more than 7,000 customers in 65 countries. Our fiscal year 2016 net sales by segment and global net sales of doors by end market are set forth below:

Net Sales by Segment - 2016	Global Net Sales of Doors by End Market - 2016

Europe 15%
North American Residential 69%
Architectural 15%
Corporate & Other 1%

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

We operate 64 manufacturing and distribution facilities in 8 countries in North America, Europe, South America and Asia, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to cut costs, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.

Competitive Strengths

We believe the following competitive strengths differentiate us from other building product companies and position us for significant growth as part of a multi-year, multi stage recovery in our end markets.

Leading Market Positions in Targeted End Markets

Within the North American door market, we believe we hold either the number one or two market position in the seven product categories we target. We are one of the largest manufacturers of doors and door components in the world, selling approximately 35 million residential and architectural interior and exterior doors in 2016; approximately 23 million of which were sold in the United States, our largest market. We believe our scale and leadership positions support our commitment to invest in advanced manufacturing and e-commerce initiatives and develop innovative new products, to effectively service regional and national customers and to offer broad product lines across our markets, while reducing our materials and unit production costs.

Extensive Portfolio with Strong Brand Recognition

Our broad portfolio of brands is among the most recognized in the door industry and is associated with superior design, innovation, reliability and quality. Builder Magazine recognized the Masonite® brand as one of the leading interior door brands in the United States in 2016 in the following categories: Brand Familiarity, Brand Used in Past Two Years and Brand Used the Most.

Long-Term Customer Relationships and Well-Established Multi-Channel Distribution

As a result of our longstanding commitment to customer service and product innovation, we have well-established relationships within the wholesale and retail channels. All of our top 20 customers have purchased doors from us for at least 10 years, although we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase our products. In addition, our manufacturing and distribution facilities are strategically located to best serve our customers. We believe that our long-term relationships with leading retailers, wholesale distributors, major homebuilders, contractors and architects will enable us to continue to increase our market penetration in the residential and architectural construction markets.

Leading Technological Innovation Within the Door Industry

We believe we are a leader in technological innovation in the design of doors and door components and in the complex processes required to manufacture high quality products quickly and consistently. We intend to continue developing new and innovative products at our 145 thousand square foot innovation center in West Chicago, Illinois, while improving critical processes in the manufacturing and selling of our products. Our future success will depend on our ability to develop and introduce new or improved products, to continue to improve our manufacturing and product service processes, and to protect our rights to the technologies used in our products. We have also created proprietary web-based sales and marketing tools, including MAX Masonite Xpress Configurator® for our residential and DoorbuilderTM for our architectural customer networks, to improve selection and order processes, reduce order entry errors, create more accurate quotes, improve communication and facilitate a better customer experience. As of January 1, 2017, we had 223 design patents and design patent applications and 178 utility patents and patent applications in the United States, and 195 foreign design patents and patent applications and 271 foreign utility patents and patent applications.

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

Develop Innovative, Market-Leading Products

We intend to continue developing new and innovative products to grow our sales and enhance our returns. On average we have introduced more than 200 new products and designs in each of the last three years. We plan to capitalize on the anticipated growth in door demand by continuing to introduce new, value-added products to build upon our comprehensive portfolio of door styles, designs, textures, components, options, applications and materials. We have consistently demonstrated the ability to develop products that are differentiated by compelling design features and recognized for their reliability and quality. For example, we recently introduced the Heritage® Series of doors that feature recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. We are extending our Heritage Series to exterior doors with the introduction of the Heritage Craftsman exterior fiberglass door line.

Expand our Presence in Attractive Markets to Accelerate Growth and Improve Margins

We plan to continue to focus our operations on attractive new market and channel opportunities. For example, we believe we can expand our leading position in the North American architectural wood door market by focusing on strategic sectors within this market, such as education, health care and hospitality. By expanding our market presence and achieving greater economies of scale, we intend to capitalize on the anticipated recovery in the U.S. non-residential construction market. Additionally, we believe we can expand our market growth in the architectural wood door market through the introduction of products with high design and performance attributes by focusing on certain markets within our Europe segment. We are also focused on expanding our business in the residential new construction market and with professional repair, renovation and remodeling contractors, both domestically and internationally.

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

Leverage Our Marketing, Sales and Customer Service Activities to Further Drive Sales

We intend to continue to pursue additional growth opportunities by leveraging our extensive sales, marketing and customer service efforts in innovative ways. For example, we have developed several proprietary web-based tools for our customers, including MAX Masonite Xpress Configurator®, MC2 and MConnectTM, to enhance communication and information flow with our customers in our wholesale dealer network by providing a more customized buying experience, customer leads and quoting capabilities and simplifying the procurement process. We also intend to capture additional share in the attractive professional repair, renovation and remodeling markets by helping professional contractors produce customized marketing materials to assist them in their sales efforts. In addition, we plan to continue developing effective marketing initiatives to expand our business with professional dealers and homebuilders.

Continue to Pursue Operational Excellence

As part of our commitment to continuous improvement we have launched initiatives to make our operations lean and efficient. We launched the Lean Six Sigma Continuous Improvement program in 2006. In 2015 we expanded our commitment by adopting a complete lean operating philosophy through the introduction of MVantage, Masonite’s Lean Advantage System. MVantage is a continuous improvement system centered around three key tenants: People, the Lean Management Operating System and Lean Tools. After a pilot program at two manufacturing sites, we introduced MVantage at 28 additional manufacturing sites in the United States, Canada, Mexico, Ireland and the United Kingdom in 2016. In 2017, we plan to implement MVantage in additional key operations in the United States and the United Kingdom. Our 2017 plans will focus on driving sustained rapid improvement through rigorous dedication to the key tenants of MVantage. We believe that our commitment to MVantage will not only assist Masonite in its efforts to set the industry benchmark for innovation, quality, delivery, service and support but also help improve safety, productivity, and financial performance.

Pursue Strategic Acquisitions to Create Leadership Positions

We intend to continue our disciplined approach to identifying, executing and integrating strategic acquisitions while maintaining a strong balance sheet, although we expect competition for the best candidates. We target companies who produce components for our existing operations, manufacture niche products and provide value-added services. Additionally, we target companies with strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. For example, from 2011 to 2016 we made twelve strategic acquisitions to create leadership positions in (i) the attractive North American architectural wood door and door core market through the acquisitions of Porta Industries, Inc. (“Marshfield”), Algoma Holding Company (“Algoma”), Les Portes Baillargeon, Inc. (“Baillargeon”), Harring Doors Corporation ("Harring"), USA Wood Door, Inc. ("USA Wood Door") and FyreWerks Inc. ("FyreWerks"), (ii) the North American interior stile and rail residential door market through the acquisitions of Portes Lemieux Inc. (“Lemieux”) and the assets of a door manufacturing operation located in Chile (the "Chile" acquisition) for servicing the North American market, (iii) the production and sale of wood veneers with the acquisition of Birchwood Lumber & Veneer Co., Inc. (“Birchwood”) and (iv) various markets in the United Kingdom with the acquisitions of Door-Stop International Limited ("Door-Stop"), Performance Doorset Solutions Limited ("PDS") and Hickman Industries Limited ("Hickman").

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

Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or MDF frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into five distinct product groups: our original Molded Panel series is a combination of classic styling, durable construction, and variety of design preferred by our customers when price sensitivity is a critical component in the product selection; our Palazzo® series is comprised of three distinct patented designs that accentuate the beauty and flexibility of molding wood fiber to replicate high end, historically labor intensive door designs; the four doors within our Anniversary Collection® embody themed, period, and architectural style specific designs; the West EndTM Collection, strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; and our newest introduction to the molded panel line, the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. All of our molded panel doors except for the Palazzo® series can be upgraded with our proprietary, wheat straw based Safe ‘N Sound® door core or our environmentally friendly EmeraldTM door construction which enables home owners, builders, and architects to meet specific product requirements and “green” specifications to attain LEED certification for a building or dwelling.

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

Architectural Doors

Architectural doors are typically highly specified products designed, constructed, and tested to ensure regulatory compliance and that certification requirements such as FSC and LEED certifications are met. We offer an extensive line of architectural interior doors meeting custom market requirements and ranging from the entry level molded panel doors to the high end custom designed flush wood doors with exotic veneer inlay designs. Our architectural doors are molded panel, flush, stile and rail, or routed MDF and can be offered with varying levels of fire and sound rating as well as radiation shielding. Our architectural flush doors can also be produced with a laminate veneer facing. High pressure laminates are used when durability and aesthetics are the customer’s main concern, while low pressure laminates are utilized when consistency in surface color, texture, and value are equal requirements.

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

Door framing materials, commonly referred to as cut stock, are wood or MDF components that constitute the frame on which interior and exterior door facings are attached.    Door cores are pressed fiber mats of refined wood chips or agri-fiber used in the construction of solid core doors. For doors that must achieve a fire rating higher than 45 minutes, the door core consists of an inert mineral core or inorganic intumescent compounds.

New Products

We develop and engineer innovative products designed to influence the mix of products sold and provide the end user with doors and entry systems that enhance beauty and functionality while creating greater value to our customers. For example, on average we have introduced over 200 new products or product designs in each of the past three years, including three interior designs and a new exterior design in the Heritage Collection of doors that feature recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s designs. We recently added new glass sizes and a fir textured offering to our Vista Grande line of exterior fiberglass doors that integrate glass into the door in a seamless assembly, giving a wider view through the door and clean, modern design lines. We also recently introduced our Barn Door Hardware kits to provide contemporary style to interior openings.

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

In the residential market, we deploy an "All Products" cross merchandising strategy, which provides certain of our retail and wholesale customers with access to our entire product range. Our "All Products" customers benefit from consolidating their purchases, leveraging our branding, marketing and selling strategies and improving their ability to influence the mix of products sold to generate greater value. We service our big box retail customers directly from our own door fabrication facilities which provide value added services and logistics, including store direct delivery of doors and entry systems and a full complement of in-store merchandising, displays and field service. Our wholesale residential channel customers are managed by our own sales professionals who focus on down channel initiatives designed to ensure our products are "pulled" through our North American wholesale distribution network.

Our architectural building construction customers are serviced by a separate and distinct sales team providing architects, door and hardware distributors, general contractors and project owners a wide variety of technical specifications, specific brand differentiation, compliance and regulatory approvals, product application advice and multisegment specialization work across North America. Additionally, our sales team is supported by marketing strategies aimed to drive product specification throughout our value chains via distributors, architects and end users.

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

Our proprietary web based tools accessible on our website also provide our customers with a direct link to our information systems to allow for accelerated and easier access to a wide variety of information and selling aids designed to increase customer satisfaction. Within our North American Residential business, our web-based tools include MConnect®, an online service allowing our customers access to several other E-Commerce tools designed to enhance the manufacturer-customer relationship. Once connected to our system, customers have access to MAX®,
Masonite’s Xpress Configurator®, a web based tool created to design customized door systems and influence the mix, improve selection and ordering processes, reduce order entry and quoting errors, and improve overall communication throughout the channel; MC2, our self-service, custom literature tool; the Product Corner, a section advising customers of the features and benefits of our newest products; Market Intelligence Section, which provides some of the latest economic statistics influencing our industry; the Treasure Chest, which is a collection of discontinued glass products providing customers with promotional based pricing on obsolete products; and Order Tracker, which allows customers to follow their purchase orders through the production process and confirm delivery dates. MConnect®, in conjunction with our website, improves transaction execution, enhances communication and information flow with our customers and their dealers providing a more customized buying experience. In Europe, our Door-Stop International website is a fully functional configuration and order platform that supports our entry door customers in the United Kingdom. The dynamic integration of Door-Stop's ERP and its website ensure that the products customers see, configure and order are in stock, which ensures that we are able to deliver on our promise of dependability. In our Architectural business, we have constructed a dedicated ordering platform for our distribution customers through our USA Wood Door website, which affords customers the ability to configure and purchase prefinished and machined wood doors through the streamlined Door Builder utility. Architectural distributors are able to make, retain and track quotes all within the USA Wood Door application.

Customers

During fiscal year 2016, we sold our products worldwide to more than 7,000 customers. We have developed strong relationships with these customers through our "All Products" cross merchandising strategy. Our vertical integration facilitates our "All Products" strategy with our door fabrication facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.

Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 16% of our total net sales in fiscal year 2016. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.

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

Architectural doors are primarily sold through specialized one-step wholesale distribution channels where distributors sell to contractors and installers, or direct from manufacturers to contractors and installers.

Research and Development

We believe we are a leader in technological innovation and development of doors, door components and door entry systems and the manufacturing processes involved in making such products. We believe that research and development is a competitive advantage for us, and we intend to capitalize on our leadership in this area through the development of more new and innovative products. Our research and development and engineering capabilities enable us to develop and implement product and manufacturing process improvements that enhance the manufacturing efficiency of our products, improve quality and reduce costs.

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

In the past few years, our research and development activities have had a significant focus on process and material improvements in our products. These improvements have led to reductions in manufacturing costs and improvements in product quality. We have also directed our design innovation to address the growing need for safety and security, sound dampening and fire resistant products in the architectural wood door market.

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

Interior residential hollow and solid core door manufacturing is an assembly operation that is primarily accomplished in the United States through the use of skilled manual labor and, at some plants, highly automated lines which are based on single flow principles and the use of advanced engineering processes and quality control features to assemble doors more quickly and reliably than before. Whether manual or automated, the construction process for a standard flush or molded interior door is based on assembly of door facings and various internal framing and support components, following which doors are trimmed to their final specifications.

The assembly process varies by type of door, from a relatively simple process for flush and molded doors, where the door facings are glued to a wood frame, to more complex processes where many pieces of solid and engineered wood are converted to louver or stile and rail door slabs. Architectural interior doors require another level of customization and sophistication employing the use of solid cores with varying degrees of sound dampening and fire retarding attributes, furniture quality wood veneer facings, as well as secondary machining operations to incorporate more sophisticated commercial hardware, openers and locks. Additionally, architectural doors are typically pre-finished prior to sale.

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

Raw Materials

While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips and cut stock, various composites, steel, glass, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. Our materials cost accounts for approximately 54% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into consideration the relative freight cost of these materials. Internal framing components, MDF, cut stock and internal door cores are manufactured internally at our facilities and supplemented from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.

Safety

We believe that safety is as important to our success as productivity and quality. We also believe that incidents can be prevented through proper management, employee involvement, standardized operations and equipment and attention to detail. Safety programs and training are provided throughout the company to ensure employees and managers have effective tools to help identify and address both unsafe conditions and at-risk behaviors.

Through a sustained commitment to improve our safety performance, we have been successful in reducing the number of injuries sustained by our employees over the long term. However, in 2016 we experienced a total incident rate, or the annual number of injuries per 100 full time equivalent employees, of 1.7 compared to 1.4 in 2015. We believe that the increase was due to a combination of significant changes at many of our plants, including increasing production, converting temporary labor to full time employees and changes to our shift structures.

Environmental and Other Regulatory Matters

We strive to minimize any adverse environmental impact our operations might have to our employees, the general public and the communities of which we are a part. We are subject to extensive environmental laws and regulations. The geographic breadth of our facilities subjects us to environmental laws, regulations and guidelines in a number of jurisdictions, including, among others, the United States, Canada, Mexico, the United Kingdom, the

Republic of Ireland, the Czech Republic, Chile and Malaysia. Such laws, regulations and guidelines relate to, among other things, the discharge of contaminants into water and air and onto land, the storage and handling of certain regulated materials used in the manufacturing process, waste minimization, the disposal of wastes and the remediation of contaminated sites. Many of our products are also subject to various regulations such as building and construction codes, product safety regulations, health and safety laws and regulations and mandates related to energy efficiency.

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

Intellectual Property

In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Belleville®, Barrington®, Oakcraft®, Sta-Tru® HD, AvantGuard®, Flagstaff®, Hollister®, Sierra®, Specialty®, Fast-Frame®, Safe ’N Sound®, Palazzo Series®, Heritage®, Bellagio®, Capri®, Treviso®, Cheyenne®, Glenview®, Riverside®, Saddlebrook®, West EndTM, Mohawk®, Megantic®, Marshfield®, Birchwood Best®, Algoma®, NovodorTM, ArtisanTM, Artisan SFTM, RhinoDoor®, WeldrockTM, SuperstileTM, UnicolTM, Lemieux®, Harring DoorsTM and FyreWerks®. In Europe, doors are marketed under the Masonite®, Premdor®, CrosbyTM, Door-StopTM, Performance Doorset SolutionsTM and National HickmanTM brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.

We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 223 design patents and design patent applications and 178 utility patents and patent applications. We currently have 195 foreign design patents and patent applications and 271 foreign utility patents and patent applications. Our U.S. utility patents are generally applicable for 20 years from the earliest filing date, our U.S. design patents for 15 years and our U.S. registered trademarks and trade names are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.

Competition

The North American door industry is highly competitive and includes a number of global and local participants. In the North American residential interior door market, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of door facings. There are also a number of smaller competitors in the residential interior door market that primarily source door facings from third party suppliers. In the North American residential exterior door market, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru, Feather River and Novatech. In the North American non-residential building construction door market, the primary participants are Masonite, VT Industries, Graham Wood Doors and Eggers Industries. Our primary market in Europe is the United Kingdom. The United Kingdom door industry is similarly competitive, including a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, service ability, distribution capabilities and value. We also face competition in the other countries in which we operate. In Europe, South America and Asia, we face significant competition from a number of regionally based competitors and importers.

A large portion of our products are sold through large home centers and other large retailers. The consolidation of our customers and our reliance on fewer larger customers has increased the competitive pressures as some of our largest customers, such as The Home Depot, perform periodic product line reviews to assess their product offerings and suppliers.
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

Employees

As of January 1, 2017, we employed approximately 10,200 employees and contract personnel. This includes approximately 2,600 unionized employees, approximately 80% of whom are located in North America with the remainder in various foreign locations. Ten of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.

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

On March 16, 2009, Masonite International Corporation and several affiliated companies, voluntarily filed to reorganize under the Company's Creditors Arrangement Act (the "CCAA") in Canada in the Ontario Superior Court of Justice. Additionally, Masonite International Corporation and Masonite Inc. (the former parent of the Company) and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. On June 9, 2009, we emerged from reorganization proceedings under the CCAA in Canada and under Chapter 11 of the U.S. Bankruptcy Code in the United States.

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

In the United States, the housing market crisis had a negative impact on residential housing construction and related product suppliers. In addition, the current housing recovery is characterized by new construction levels still well below historical levels, and at times including an increased number of multi-family new construction starts, which generally use fewer of our products and generate less net sales at a lower margin than typical single family homes.

In many of the non-North American markets in which we manufacture and sell our products, economic conditions deteriorated as various countries suffered from the after effects of the global financial downturn that began in the United States in 2006. Certain of our non-North American markets were acutely affected by the housing downturn and future downturns could cause excess capacity in housing and building products, including doors and door products, which may make it difficult for us to raise prices. Due in part to both market and operating conditions, we exited certain markets in the past several years, including the Ukraine, Turkey, Romania, Hungary, Poland, Israel, France and South Africa.

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

In general, demand for new homes and home improvement products may be adversely affected by increases in mortgage rates and the reduced availability of consumer financing. Mortgage rates are near historic lows but have recently increased and will likely increase in the future. If mortgage rates increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition and results of operations may be materially and adversely affected.

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

The building products industry is highly competitive. Some of our principal competitors may have greater financial, marketing and distribution resources than we do and may be less leveraged than we are, providing them with more flexibility to respond to new technology or shifting consumer demand. Accordingly, these competitors may be better able to withstand changes in conditions within the industry in which we operate and may have significantly greater operating and financial flexibility than we do. Also, certain of our competitors may have excess production capacity, which may lead to pressure to decrease prices in order for us to remain competitive and may limit our ability to raise prices even in markets where economic and market conditions have improved. For these and other reasons, these competitors could take a greater share of sales and cause us to lose business from our customers or hurt our margins.

As a result of this competitive environment, we face pressure on the sales prices of our products. Because of these pricing pressures, we may in the future experience limited growth and reductions in our profit margins, sales or cash flows, and may be unable to pass on future raw material price, labor cost and other input cost increases to our customers which would also reduce profit margins.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 44% of our net sales in fiscal year 2016, while our largest customer, The Home Depot, accounted for approximately 16% of our net sales in fiscal year 2016. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, our largest customer, The Home Depot, performs periodic line reviews to assess its product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales.

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

Our business is moderately seasonal and our sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity. The impact of these types of events on our business may adversely impact our sales, cash flows from operations and results of operations. Also, we cannot predict the effects on our business that may result from global climate change, including potential new related laws or regulations. If sales were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted. Moreover, our facilities are vulnerable to severe weather conditions.

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

In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. For example, in November 2016, we announced the closure of our Algoma, Wisconsin, facility in order to improve our cost structure, expand operational efficiencies and align our plant optimization portfolio. As a result, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.

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

Fuel prices remain volatile and are significantly influenced by international, political and economic circumstances. While fuel prices have fallen from historical highs over the last several years, this decline may not be permanent and if price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor. We have approximately 10,200 employees worldwide, including approximately 2,600 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, Mexico and the United Kingdom, which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, such as the attempt to organize our Northumberland facility in 2015, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

As of January 1, 2017, our accumulated benefit obligations under our United States and United Kingdom defined benefit pension plans exceeded the fair value of plan assets by $17.3 million and $8.1 million, respectively. During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, we contributed $5.0 million, $5.2 million and $5.4 million, respectively, to the United States pension plan and $0.8 million, $0.9 million and $0.8 million, respectively, to the United Kingdom pension plan. Additional contributions will be required in future years. We currently anticipate making $5.0 million and $0.8 million of contributions to our United States and United Kingdom pension plans, respectively, in 2017. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, our United States pension plans are subject to Title IV of the United States Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or the PBGC, generally has the authority to terminate an underfunded pension plan if the possible long-run loss to the PBGC with respect to the plan may reasonably be expected to increase substantially if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC which could be equal to the entire amount of the underfunding.

Our recent acquisitions and any future acquisitions, if available, could be difficult to integrate and could adversely affect our operating results.

In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of FyreWerks in 2016; USA Wood Door, Hickman and PDS in 2015; Harring and Door-Stop in 2014; the assets of a door manufacturing operation located in Chile in 2013; Lemieux, Algoma, and Baillargeon in 2012; and Birchwood and Marshfield in 2011. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve building product categories other than doors. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.

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

We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended January 1, 2017, approximately 65% of our net sales were in the United States, 16% in Canada and 13% in the United Kingdom. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.

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

The United Kingdom's vote to leave, and its eventual exit from, the European Union could adversely affect our business.

In June 2016, voters in the United Kingdom voted for a non-binding referendum in favor of the United Kingdom exiting the European Union. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last up to two years after the government of the United Kingdom formally initiates a withdrawal process. The United Kingdom has indicated its intent to provide this notice, subject to the receipt of the required approval by Parliament. The eventual exit of the United Kingdom from the European Union and negotiations leading up to that exit could adversely affect European and worldwide economic and market conditions. As a result, there has been, and may continue to be, instability in global financial and foreign exchange markets, including volatility in the value of the Pound Sterling and the Euro. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the European housing market, particularly in the United Kingdom, and demand for our products in the foreseeable future.

Fluctuating exchange and interest rates could adversely affect our financial results.

Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 35% for the year ended January 1, 2017. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.

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

Our products are used and have been used in a wide variety of residential and architectural applications. We face an inherent business risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. Because we manufacture a significant portion of our products based on the specific requirements of our customers, failure to provide our customers the products and services they specify could result in product-related claims and reduced or cancelled orders and delays in the collection of accounts receivable. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline materially. In addition, it may be necessary for us to recall defective products, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of net sales. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.

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

We operate facilities in 8 countries and sell our products in 65 countries around the world. As a result of these international operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the United States Foreign Corrupt Practices Act ("FCPA"), the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.

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

Our estimated annual payment obligation for 2017 with respect to our consolidated indebtedness is $26.7 million of interest payments. When we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

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

As of January 1, 2017, shareholders owning 5% or more of our outstanding common shares reported their significant ownership positions in their Schedule 13G filings. As a result of their holdings, these shareholders may be able to significantly influence the outcome of any matters requiring approval by our shareholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 80,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of January 1, 2017, we owned and leased the following number of properties, by reportable segment:

	Manufacturing	Warehouse	Support	Total
Owned properties:
North American Residential	23	8	—	31
Europe	7	—	2	9
Architectural	6	1	—	7
Corporate & Other	—	—	1	1
Total owned properties	36	9	3	48

Leased properties:
North American Residential	15	14	1	30
Europe	6	7	—	13
Architectural	6	4	—	10
Corporate & Other	1	—	4	5
Total leased properties	28	25	5	58
Total owned and leased properties	64	34	8	106
Our properties in the North American Residential and Architectural segments are distributed across 23 states in the United States and four provinces in Canada, as well as one manufacturing facility and one support facility in Mexico and three manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in each of Ireland and the Czech Republic. Our properties in the Corporate and Other category include one manufacturing facility in Malaysia and four support facilities in the United States. As of January 1, 2017, total floor space at our manufacturing facilities was 12.3 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we own one idle manufacturing facility in Canada, we lease one idle manufacturing facility in the United Kingdom and we own two parcels of land: 17,000 acres of forestland in Costa Rica and 48 acres of undeveloped land in California.
We believe that our facilities are suitable to our respective businesses and have production capacity adequate to support our current level of production to meet our customers’ demand. Additional investments in manufacturing facilities are made as appropriate to balance our capacity with our customers’ demand.

Item 3. Legal Proceedings
The information required with respect to this item can be found under "Commitments and Contingencies" in Note 10 to the consolidated financial statements in this Annual Report and is incorporated by reference into this Item 3.
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

	2016		2015
	High	Low	High	Low
First quarter	$66.61	$45.14	$67.15	$57.70
Second quarter	72.11	61.22	72.00	65.83
Third quarter	72.75	61.56	73.26	63.06
Fourth quarter	68.55	55.60	67.39	58.38

Holders
As of March 1, 2017, we had two record holders of our common shares, including Cede & Co., the nominee of the Depository Trust Corporation.

Dividends

We do not intend to pay any cash dividends on our common shares for the foreseeable future and instead may retain earnings, if any, for future operations and expansion, share repurchases or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, liquidity requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our ABL Facility and in the indenture governing our senior notes. Future agreements may also limit our ability to pay dividends. See Note 7 to our audited consolidated financial statements contained elsewhere in this Annual Report for restrictions on our ability to pay dividends.

Stock Performance Graph
The following graph depicts the total return to shareholders from September 9, 2013, the date our common shares became listed on the NYSE, through January 1, 2017, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on September 9, 2013, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through January 1, 2017)

$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
9/9/13
12/29/13
12/28/14
1/3/16
1/1/17
Masonite International Corporation
S&P 500
S&P 1500 Building Products Index

	September 9, 2013	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017
Masonite International Corporation	$100.00	$114.49	$117.57	$118.32	$127.15
Standard & Poor's 500 Index	100.00	113.98	129.58	131.37	147.09
Standard & Poor's 1500 Building Products Index	100.00	124.47	136.04	170.49	182.05

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended January 1, 2017, we repurchased 296,426 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 3, 2016, through October 30, 2016	72,880	$61.63	72,880	$55,328,403
October 31, 2016, through November 27, 2016	—	—	—	55,328,403
November 28, 2016, through January 1, 2017	223,546	65.00	223,546	40,797,473
Total	296,426	$64.17	296,426
On February 23, 2016, our Board of Directors authorized a share repurchase program (the "2016 Program") with no specified expiration date whereby we may repurchase up to $150 million worth of our outstanding common shares. As of January 1, 2017, $40.8 million was available for repurchase in accordance with the 2016 Program.

Subsequently, on February 22, 2017, our Board of Directors authorized an additional share repurchase program (the “2017 Program” and, collectively with the 2016 Program, the "share repurchase programs") with no specified expiration date whereby we may repurchase up to an additional $200 million worth of our outstanding common shares. The table above does not give effect to the 2017 Program. While the share repurchase programs may take two years to complete, the timing and other amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common stock, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of January 1, 2017, and January 3, 2016, and for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of December 28, 2014, December 29, 2013, and December 30, 2012, and for the years ended December 29, 2013, and December 30, 2012, have been derived from the audited consolidated financial statements not included in this Annual Report.

This historical data includes, in the opinion of management, all adjustments necessary for a fair presentation of the operating results and financial condition of the Company for such periods and as of such dates. The results of operations for any period are not necessarily indicative of the results of future operations. Since 2011, we have completed several acquisitions and dispositions. The results of these acquired entities are included in our consolidated statements of comprehensive income (loss) for the periods subsequent to their respective acquisition dates. The results of these disposed entities are included in our consolidated statements of comprehensive income (loss) for the periods up to their respective disposal dates. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended
(In thousands of U.S. dollars, except for share and per share amounts)	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Operating Results:
Net sales	$1,973,964	$1,871,965	$1,837,700	$1,731,143	$1,676,005
Gross profit	409,645	350,850	265,399	225,507	216,304
Income (loss) from continuing operations	104,894	(41,741)	(33,488)	(8,362)	(21,802)
Net income (loss)	104,142	(42,649)	(34,118)	(8,960)	(20,322)
Net income (loss) attributable to Masonite	98,622	(47,111)	(37,340)	(11,010)	(23,245)
Income (loss) from continuing operations attributable to Masonite shareholders per common share (basic)	3.27	(1.53)	(1.24)	(0.37)	(0.89)
Income (loss) from continuing operations attributable to Masonite shareholders per common share (diluted)	3.19	(1.53)	(1.24)	(0.37)	(0.89)
Net income (loss) attributable to Masonite shareholders per common share (basic)	3.25	(1.56)	(1.26)	(0.39)	(0.84)
Net income (loss) attributable to Masonite shareholders per common share (diluted)	3.17	(1.56)	(1.26)	(0.39)	(0.84)
Cash Flow Data:
Capital expenditures	82,287	51,065	50,147	45,971	48,419
Balance Sheet Data:
Working capital (1)	347,559	326,428	455,335	377,312	398,903
Total assets	1,475,861	1,499,149	1,616,146	1,566,345	1,619,105
Total debt	470,745	468,856	503,785	370,383	370,343
Total equity	659,776	655,566	735,499	825,562	837,815
____________
(1) Working capital is defined as current assets less current liabilities and includes cash restricted by letters of credit.

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended January 1, 2017, January 3, 2016, and December 28, 2014. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 64 manufacturing and distribution facilities in 8 countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended January 1, 2017, we generated net sales of $1,351.3 million or 68.5%, $301.2 million or 15.3% and $297.9 million or 15.1% in our North American Residential, Europe and Architectural segments, respectively. See "Components of Results of Operations - Segment Information" below for a description of our reportable segment change that occurred in the first quarter of 2016.

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

Additionally, the United Kingdom's vote to leave, and its eventual exit from, the European Union has created uncertainty in European demand, particularly in the United Kingdom, which could have a material adverse effect on the demand for our products in the foreseeable future.

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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2016, our top ten customers together accounted for approximately 44% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 16% of our net sales in fiscal year 2016. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years we have initiated, and in the future we may initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability.

MASONITE INTERNATIONAL CORPORATION

During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies, and is expected to be completed by the end of the third quarter of 2017. Costs associated with the 2016 Plan include closure costs and severance. Additionally, the announcement of the plant closure was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets of the plant, as further described in Note 12. Asset Impairment in the Notes to the Consolidated Financial Statements in this Annual Report. As of January 1, 2017, we expect to incur approximately $2.5 million of additional charges related to the 2016 Plan. Once completed, the 2016 Plan is expected to increase our annual earnings and cash flows by approximately $4 million.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system in our architectural business as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan included severance and closure charges and are substantially completed. As of January 1, 2017, we do not expect to incur any material future charges for the 2015 Plan. Once fully implemented, the 2015 Plan is estimated to increase our annual earnings and cash flows by approximately $6 million.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of January 1, 2017, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan. The 2014 Plan has been estimated to have increased our annual earnings and cash flows by approximately $4 million.

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the years ended January 1, 2017, January 3, 2016, and December 28, 2014 approximately 35%, 36% and 42% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Losses from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended January 1, 2017, were $37.1 million, which were primarily driven by the weakening of the Pound Sterling against the U.S. dollar.
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

MASONITE INTERNATIONAL CORPORATION

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
Acquisitions

•
FyreWerks: On November 3, 2016 we completed the acquisition of FyreWerks, Inc. (“FyreWerks”), based in Westminster, Colorado. We acquired 100% of the equity interests in FyreWerks for consideration of $8.0 million, net of cash acquired. FyreWerks manufactures certified fire door core and frame components for use with architectural stile and rail wood panel doors and door frames. The FyreWerks acquisition complements our existing Architectural components business.

•
USA Wood Door: On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of $13.7 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machined, re-sized and value-added additions to both unfinished and prefinished doors in short lead times.

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

MASONITE INTERNATIONAL CORPORATION

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

Subsequent to deconsolidation, we used the cost method to account for our equity investment in MAL, which was reflected as $10.0 million in our consolidated balance sheets as of January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. On May 5, 2016, the Business Rescue Practitioner proposed a business rescue plan that would result in the sale of the business. On August 10, 2016, MAL announced the closing of the transaction proposed as part of the business rescue plan by the Business Rescue Practitioner. During September 2016, we received $15.1 million as final pre-tax proceeds from the closing of the transaction. Upon receipt of these proceeds, our equity interest in MAL was eliminated and we accordingly reduced the value of our cost investment in MAL to zero and recorded a gain on disposal of subsidiaries of $5.1 million.

•
France: On July 31, 2015, we completed the sale of all of the capital stock of Premdor, S.A.S., Masonite’s door business in France, to a Paris-based independent investment firm (the "Buyer"). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite's door manufacturing and distribution business in France for nominal consideration.

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
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers and includes the cost of materials, direct labor, overhead, distribution and depreciation associated with assets used to manufacture products. Research and development costs are primarily included within cost of goods sold. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 77%, 68%, and 67% for the years ended January 1, 2017, January 3, 2016, and December 28, 2014.

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
Selling, general and administration expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees including legal, accounting and consulting fees; depreciation and amortization of our non-manufacturing equipment and assets; travel and entertainment expenses; director, officer and other insurance policies; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. Certain charges that are also incurred less frequently and are included in selling, general and administration costs include gain or loss on disposal of property, plant and equipment and bad debt expense.
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
Asset Impairment
Asset impairment includes charges that are taken when impairment testing indicates that the carrying values of our long-lived assets or asset groups exceed their respective fair values. Definite-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Indefinite-lived intangible assets and goodwill are tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. An impairment loss is recognized when the carrying value of the asset or asset group being tested exceeds its fair value, except in the case of goodwill, which is tested based on the fair value of the reporting unit where the goodwill is recorded.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Net sales	$1,973,964	$1,871,965	$1,837,700
Cost of goods sold	1,564,319	1,521,115	1,572,301
Gross profit	409,645	350,850	265,399
Gross profit as a % of net sales	20.8%	18.7%	14.4%
Selling, general and administration expenses	260,364	244,145	224,077
Selling, general and administration expenses as a % of net sales	13.2%	13.0%	12.2%
Restructuring costs	1,445	5,678	11,137
Asset impairment	1,511	9,439	18,202
Loss (gain) on disposal of subsidiaries	(6,575)	59,984	—
Operating income (loss)	152,900	31,604	11,983
Interest expense (income), net	28,178	32,884	41,525
Loss on extinguishment of debt	—	28,046	—
Other expense (income), net	(1,959)	(1,757)	(587)
Income (loss) from continuing operations before income tax expense (benefit)	126,681	(27,569)	(28,955)
Income tax expense (benefit)	21,787	14,172	4,533
Income (loss) from continuing operations	104,894	(41,741)	(33,488)
Income (loss) from discontinued operations, net of tax	(752)	(908)	(630)
Net income (loss)	104,142	(42,649)	(34,118)
Less: net income (loss) attributable to non-controlling interest	5,520	4,462	3,222
Net income (loss) attributable to Masonite	$98,622	$(47,111)	$(37,340)
Year Ended January 1, 2017, Compared with Year Ended January 3, 2016
Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Our 2015 fiscal year, which ended on January 3, 2016, contained 53 weeks of operating results, with the additional week occurring in the fourth quarter.

Net Sales
Net sales in the year ended January 1, 2017, were $1,974.0 million, an increase of $102.0 million or 5.4% from $1,872.0 million in the year ended January 3, 2016. Net sales in 2016 were negatively impacted by $47.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $149.4 million or 8.0% due to changes in volume, average unit price and sales of components and other products. Higher volume in 2016 increased net sales by $99.2 million or 5.3% compared to 2015. Average unit price in 2016 increased net sales by $48.8 million or 2.6% compared to 2015. Also contributing to this increase were higher net sales of components and other products to external customers, which were $1.4 million higher in 2016 compared to 2015. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016
North American Residential	$1,357,228	$1,197,330
North American Residential intersegment	(5,926)	(4,106)
North American Residential net sales to external customers	1,351,302	1,193,224
Percentage of consolidated net sales	68.5%	63.7%

Europe	305,710	312,560
Europe intersegment	(4,543)	(719)
Europe net sales to external customers	301,167	311,841
Percentage of consolidated net sales	15.3%	16.7%

Architectural	312,241	302,129
Architectural intersegment	(14,353)	(10,310)
Architectural net sales to external customers	297,888	291,819
Percentage of consolidated net sales	15.1%	15.6%

Corporate & Other net sales to external customers	23,607	75,081

Net sales to external customers	$1,973,964	$1,871,965
North American Residential

Net sales to external customers from facilities in the North American Residential segment in the year ended January 1, 2017, were $1,351.3 million, an increase of $158.1 million or 13.3% from $1,193.2 million in the year ended January 3, 2016. Net sales in 2016 were negatively impacted by $17.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $175.9 million or 14.7% due to changes in volume, average unit price and sales of components and other products. Higher volume in 2016 increased net sales by $160.4 million or 13.4% compared to 2015. Average unit price increased net sales in 2016 by $14.2 million or 1.2% compared to 2015. Also contributing to this increase were higher net sales of components and other products to external customers, which were $1.3 million higher in 2016 compared to 2015.

Europe
Net sales to external customers from facilities in the Europe segment in the year ended January 1, 2017, were $301.2 million, a decrease of $10.6 million or 3.4% from $311.8 million in the year ended January 3, 2016. Net sales in 2016 were negatively impacted by $28.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $17.4 million or 5.6% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2016 by $24.2 million or 7.8% compared to 2015. Partially offsetting this increase were lower volume in 2016, which decreased net sales by $4.8 million or 1.5%, and net sales of components and other products to external customers, which were $2.0 million lower in 2016 compared to 2015. The change in volume includes the incremental impacts of acquisitions and dispositions.
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended January 1, 2017, were $297.9 million, an increase of $6.1 million or 2.1% from $291.8 million in the year ended January 3, 2016. Net sales in 2016 were negatively impacted by $1.3 million as a result of foreign exchange fluctuations. Excluding this

MASONITE INTERNATIONAL CORPORATION

exchange rate impact, net sales would have increased by $7.4 million or 2.5% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2016 by $10.4 million or 3.6% compared to 2015. Net sales of components and other products to external customers were $2.4 million higher in 2016 compared to 2015. Lower volume decreased net sales in 2016 by $5.4 million or 1.9%.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.2% and 81.3% for the year ended January 1, 2017, and January 3, 2016, respectively. The primary reasons for the decrease in cost of goods sold as a percentage of net sales were the favorable impact of average unit price on our net sales, our increased operating leverage and our continued cost control efforts. Material cost of sales, overhead and depreciation as a percentage of net sales in 2016 decreased 1.5%, 0.7%, 0.3%, respectively, over the 2015 period. Direct labor and distribution as a percentage of sales increased by 0.3% and 0.1%, respectively, over the 2015 period.
Selling, General and Administration Expenses
In the year ended January 1, 2017, selling, general and administration expenses, as a percentage of net sales, were 13.2% compared to 13.0% in the year ended January 3, 2016, an increase of 20 basis points.
Selling, general and administration expenses in the year ended January 1, 2017, were $260.4 million, an increase of $16.3 million from $244.1 million in the year ended January 3, 2016. The increase included $6.7 million of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on sale of fixed assets. The increase was also driven by an $8.3 million increase in personnel costs due to a combination of wage inflation and investments in additional personnel, a $3.9 million increase in professional fees, primarily related to IT and digital initiatives, a $1.2 million increase in marketing costs, a $0.8 million increase in travel expenses and other increases of $0.8 million. These increases were partially offset by favorable foreign exchange impacts of $5.0 million and a net incremental decrease of $0.4 million due to acquisitions and dispositions.

Restructuring Costs
Restructuring costs in the year ended January 1, 2017, were $1.4 million, compared to $5.7 million in the year ended January 3, 2016. Restructuring costs in 2016 were related primarily to expenses incurred as part of the 2016 Plan. Costs incurred in 2015 were related primarily to the 2015 Plan.
Asset Impairment
Asset impairment charges were $1.5 million in the year ended January 1, 2017, compared to $9.4 million in the year ended January 3, 2016. Asset impairment charges in 2016 resulted from restructuring actions associated with the 2016 Plan. Asset impairment charges in 2015 resulted from the sale of Premdor S.A.S., Masonite's door business in France, which was determined to be a triggering event requiring a test of the indefinite-lived trade name assets of the Europe segment. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method.
Loss (Gain) on Disposal of Subsidiaries
Gain on disposal of subsidiaries was $6.6 million in the year ended January 1, 2017, compared to the loss on disposal of subsidiaries of $60.0 million in the year ended January 3, 2016. The gain in 2016 arose as a result of the sale of our equity interest in MAL and the liquidation of our legal entity in Romania. The gain relating to MAL represents the excess of pre-tax cash received upon closing of the sale over the book value of the investment, and the gain relating to Romania is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss). The charge in 2015 arose as a result of the deconsolidation of MAL and the disposition of Premdor S.A.S., our door business in France.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net

Interest expense, net, in the year ended January 1, 2017, was $28.2 million, compared to $32.9 million in the year ended January 3, 2016. This decrease primarily relates to the refinancing of $500.0 million of 8.25% senior unsecured notes for $475.0 million of 5.625% senior unsecured notes issued on March 23, 2015.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was zero in the year ended January 1, 2017, compared to $28.0 million in the year ended January 3, 2016. The charge in 2015 represents the difference between the redemption price of our senior unsecured notes due 2021 of $531.7 million and the net carrying amount of such notes of $503.7 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $31.7 million and the net carrying amount included unamortized premiums of $11.5 million, partially offset by unamortized debt issuance costs of $7.8 million.

Other Expense (Income), Net
Other expense (income), net, in the year ended January 1, 2017, was $(2.0) million, compared to $(1.8) million in the year ended January 3, 2016. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiary that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the year ended January 1, 2017, was $21.8 million, an increase of $7.6 million from $14.2 million of income tax expense in the year ended January 3, 2016. The increase in income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate and losses in tax jurisdictions with existing valuation allowances.

Segment Information

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$212,619	$38,795	$25,160	$(24,061)	$252,513
Adjusted EBITDA as a percentage of segment net sales	15.7%	12.9%	8.4%		12.8%

	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$165,560	$30,468	$23,281	$(15,112)	$204,197
Adjusted EBITDA as a percentage of segment net sales	13.9%	9.8%	8.0%		10.9%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$212,619	$38,795	$25,160	$(24,061)	$252,513
Less (plus):
Depreciation	31,159	8,480	9,622	8,343	57,604
Amortization	4,383	9,069	7,999	3,276	24,727
Share based compensation expense	—	—	—	18,790	18,790
Loss (gain) on disposal of property, plant and equipment	1,094	564	484	(31)	2,111
Restructuring costs	—	19	1,313	113	1,445
Asset impairment	—	—	1,511	—	1,511
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	(5,144)	(6,575)
Interest expense (income), net	—	—	—	28,178	28,178
Other expense (income), net	—	557	—	(2,516)	(1,959)
Income tax expense (benefit)	—	—	—	21,787	21,787
Loss (income) from discontinued operations, net of tax	—	—	—	752	752
Net income (loss) attributable to non-controlling interest	3,389	—	—	2,131	5,520
Net income (loss) attributable to Masonite	$172,594	$21,537	$4,231	$(99,740)	$98,622

	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$165,560	$30,468	$23,281	$(15,112)	$204,197
Less (plus):
Depreciation	31,456	8,105	8,223	11,376	59,160
Amortization	4,954	6,860	8,428	3,483	23,725
Share based compensation expense	—	—	—	13,236	13,236
Loss (gain) on disposal of property, plant and equipment	796	325	548	(298)	1,371
Restructuring costs	10	2,501	—	3,167	5,678
Asset impairment	—	9,439	—	—	9,439
Loss (gain) on disposal of subsidiaries	—	29,721	—	30,263	59,984
Interest expense (income), net	—	—	—	32,884	32,884
Loss on extinguishment of debt	—	—	—	28,046	28,046
Other expense (income), net	(50)	1,087	—	(2,794)	(1,757)
Income tax expense (benefit)	—	—	—	14,172	14,172
Loss (income) from discontinued operations, net of tax	—	—	—	908	908
Net income (loss) attributable to non-controlling interest	3,323	—	—	1,139	4,462
Net income (loss) attributable to Masonite	$125,071	$(27,570)	$6,082	$(150,694)	$(47,111)

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $47.0 million, or 28.4%, to $212.6 million in the year ended January 1, 2017, from $165.6 million in the year ended January 3, 2016. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $50.7 million and $44.7 million in 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment increased $8.3 million, or 27.2%, to $38.8 million in the year ended January 1, 2017, from $30.5 million in the year ended January 3, 2016. Adjusted EBITDA in the Europe segment included an incremental comparative benefit of $0.1 million from the disposal of France in 2015.
Adjusted EBITDA in our Architectural segment increased $1.9 million to $25.2 million in the year ended January 1, 2017, from $23.3 million in the year ended January 3, 2016. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $7.8 million and $6.5 million in 2016 and 2015, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.

Year Ended January 3, 2016, Compared with Year Ended December 28, 2014
Net Sales
Net sales in the year ended January 3, 2016, were $1,872.0 million, an increase of $34.3 million or 1.9% from $1,837.7 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $92.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $127.2 million or 6.9% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2015 by $94.3 million or 5.1% compared to 2014. Also contributing to this increase were higher volume in 2015, which increased net sales by $30.5 million or 1.7% compared to 2014, and net sales of components and other products to external customers, which were $2.4 million higher in 2015 compared to 2014. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended
(In thousands)	January 3, 2016	December 28, 2014
North American Residential	$1,197,330	$1,145,664
North American Residential intersegment	(4,106)	(2,692)
North American Residential net sales to external customers	1,193,224	1,142,972
Percentage of consolidated net sales	63.7%	62.2%

Europe	312,560	326,649
Europe intersegment	(719)	(499)
Europe net sales to external customers	311,841	326,150
Percentage of consolidated net sales	16.7%	17.7%

Architectural	302,129	277,551
Architectural intersegment	(10,310)	(7,339)
Architectural net sales to external customers	291,819	270,212
Percentage of consolidated net sales	15.6%	14.7%

Corporate & Other net sales to external customers	75,081	98,366

Net sales to external customers	$1,871,965	$1,837,700

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the year ended January 3, 2016, were $1,193.2 million, an increase of $50.2 million or 4.4% from $1,143.0 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $46.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $97.1 million or 8.5% due to changes in volume, average unit price and sales of components and other products. Higher volume increased net sales in 2015 by $18.2 million or 1.6% and average unit price increased net sales in 2015 by $74.4 million or 6.5% compared to 2014. Net sales of components and other products to external customers were $4.5 million higher in 2015 compared to 2014.
Europe
Net sales to external customers from facilities in the Europe segment in the year ended January 3, 2016, were $311.8 million, a decrease of $14.4 million or 4.4% from $326.2 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $33.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $18.6 million or 5.7% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2015 by $20.0 million or 6.1% and net sales of components and other products to external customers were $0.7 million higher in 2015 compared to 2014. Lower volume decreased net sales in 2015 by $2.1 million or 0.6% compared to 2014. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended January 3, 2016, were $291.8 million, an increase of $21.6 million or 8.0% from $270.2 million in the year ended December 28, 2014. Net sales in 2015 were negatively impacted by $3.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $25.4 million or 9.4% due to changes in volume, average unit price and sales of components and other products. Higher volume increased net sales in 2015 by $21.5 million or 8.0% and average unit price increased net sales in 2015 by $3.5 million or 1.3% compared to 2014. Net sales of components and other products to external customers were $0.4 million higher in 2015 compared to 2014.
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
Asset Impairment
Asset impairment charges in the year ended January 3, 2016, were $9.4 million compared to $18.2 million in the year ended December 28, 2014. Asset impairment charges in 2015 resulted from the sale of Premdor S.A.S., Masonite's door business in France.
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

Segment Information

	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$165,560	$30,468	$23,281	$(15,112)	$204,197
Adjusted EBITDA as a percentage of segment net sales	13.9%	9.8%	8.0%		10.9%

	Year Ended December 28, 2014
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$120,944	$14,570	$19,799	$(18,226)	$137,087
Adjusted EBITDA as a percentage of segment net sales	10.6%	4.5%	7.3%		7.5%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$165,560	$30,468	$23,281	$(15,112)	$204,197
Less (plus):
Depreciation	31,456	8,105	8,223	11,376	59,160
Amortization	4,954	6,860	8,428	3,483	23,725
Share based compensation expense	—	—	—	13,236	13,236
Loss (gain) on disposal of property, plant and equipment	796	325	548	(298)	1,371
Restructuring costs	10	2,501	—	3,167	5,678
Asset impairment	—	9,439	—	—	9,439
Loss (gain) on disposal of subsidiaries	—	29,721	—	30,263	59,984
Interest expense (income), net	—	—	—	32,884	32,884
Loss on extinguishment of debt	—	—	—	28,046	28,046
Other expense (income), net	(50)	1,087	—	(2,794)	(1,757)
Income tax expense (benefit)	—	—	—	14,172	14,172
Loss (income) from discontinued operations, net of tax	—	—	—	908	908
Net income (loss) attributable to non-controlling interest	3,323	—	—	1,139	4,462
Net income (loss) attributable to Masonite	$125,071	$(27,570)	$6,082	$(150,694)	$(47,111)

	Year Ended December 28, 2014
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$120,944	$14,570	$19,799	$(18,226)	$137,087
Less (plus):
Depreciation	31,457	12,117	8,083	8,965	60,622
Amortization	5,832	3,537	8,747	3,606	21,722
Share based compensation expense	—	—	—	9,605	9,605
Loss (gain) on disposal of property, plant and equipment	3,843	(603)	487	89	3,816
Restructuring costs	647	917	—	9,573	11,137
Asset impairment	—	14,020	—	4,182	18,202
Interest expense (income), net	—	—	—	41,525	41,525
Other expense (income), net	—	191	—	(778)	(587)
Income tax expense (benefit)	—	—	—	4,533	4,533
Loss (income) from discontinued operations, net of tax	—	—	—	630	630
Net income (loss) attributable to non-controlling interest	2,828	—	—	394	3,222
Net income (loss) attributable to Masonite	$76,337	$(15,609)	$2,482	$(100,550)	$(37,340)

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $44.7 million, or 37.0%, to $165.6 million in the year ended January 3, 2016, from $120.9 million in the year ended December 28, 2014. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $44.7 million and $40.5 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $15.9 million, or 108.9%, to $30.5 million in the year ended January 3, 2016, from $14.6 million in the year ended December 28, 2014. Adjusted EBITDA in the Europe segment included an incremental comparative benefit of $2.2 million from the disposal of France in 2015.
Adjusted EBITDA in our Architectural segment increased $3.5 million, or 17.7%, to $23.3 million in the year ended January 3, 2016, from $19.8 million in the year ended December 28, 2014. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $6.5 million and $5.8 million in 2015 and 2014, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures and share repurchases. As of January 1, 2017, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2017 to be approximately $80 million to $85 million. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of January 1, 2017, we had $71.7 million of cash and cash equivalents, availability under our ABL Facility of $130.1 million and availability under our AR Sales Programs of $21.0 million.
Cash Flows
Year Ended January 1, 2017, Compared with Year Ended January 3, 2016
Cash provided by operating activities was $174.0 million during the year ended January 1, 2017, compared to $161.0 million during the year ended January 3, 2016. This $13.0 million increase in cash provided by operating activities was primarily due to a $55.6 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, partially offset by an increase in net working capital in 2016 compared to 2015.
Cash used in investing activities was $76.5 million during the year ended January 1, 2017, compared to $180.2 million cash used during the year ended January 3, 2016. This $103.7 million decrease in cash used in investing activities was driven by a decrease of $108.8 million in cash used in acquisitions (net of cash acquired) and an increase of $27.0 million of cash proceeds from disposal of subsidiaries (net of cash disposed). These decreases to investing cash outflows were partially offset by $31.2 million of higher additions to property, plant and equipment, due to investments to support additional volume, and other increases in investing outflows of $0.9 million.

Cash used in financing activities was $109.6 million during the year ended January 1, 2017, compared to $72.0 million cash used during the year ended January 3, 2016. This $37.6 million increase in financing outflows was driven by $109.2 million of cash outflow for the repurchase of shares of our common stock in 2016, partially offset by $3.0 million of year over year other outflows. These current year cash outflows were offset by $10.5 million of proceeds from the exercise of warrants to purchase our common shares, as well as the prior year net cash use of $64.1 million related to the issuance of the 2023 Notes and repurchase of the 2021 Notes (as described below).

MASONITE INTERNATIONAL CORPORATION

Year Ended January 3, 2016, Compared with Year Ended December 28, 2014
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
Cash used in investing activities was $180.2 million during the year ended January 3, 2016, compared to $100.9 million during the year ended December 28, 2014. This $79.3 million increase in cash used in investing activities was primarily due to increased cash used in acquisitions of $63.1 million (net of cash acquired), increased cash losses on deconsolidation of $10.8 million and a decrease in proceeds from sales of property, plant and equipment of $5.7 million, partially offset by $0.3 million of other changes in investing cash flows.
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

Share Repurchases

On February 23, 2016, our Board of Directors authorized a share repurchase program (the “2016 Program”) with no specified expiration date whereby we may repurchase up to $150 million worth of our outstanding common shares. During the year ended January 1, 2017, we repurchased and retired 1.7 million of our common shares in the open market at an aggregate cost of $109.2 million as part of the 2016 Program. As of January 1, 2017, $40.8 million was available for repurchase in accordance with the 2016 Program.

Subsequently, on February 22, 2017, our Board of Directors authorized an additional share repurchase program (collectively with the 2016 Program, the "share repurchase programs") with no specified expiration date whereby we may repurchase up to an additional $200 million worth of our outstanding common shares. While the share repurchase programs may take two years to complete, the timing and other amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common stock, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws.

Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of January 1, 2017, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

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

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 1, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

MASONITE INTERNATIONAL CORPORATION

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
The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 1, 2017, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of January 1, 2017, and January 3, 2016, there were no amounts outstanding under the ABL Facility.

Supplemental Guarantor Financial Information

Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $1.6 billion the years ended January 1, 2017, and January 3, 2016, and $1.5 billion for the year ended December 28, 2014.
Our non-guarantor subsidiaries generated Adjusted EBITDA of $204.5 million, $166.6 million and $121.0 million for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.
Our non-guarantor subsidiaries had total assets of $1.3 billion as of January 1, 2017, and January 3, 2016; and total liabilities of $771.2 million and $791.1 million as of January 1, 2017, and January 3, 2016, respectively.

Contractual Obligations

The following table presents our contractual obligations over the periods indicated as of January 1, 2017:

	Fiscal Year Ended
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$475,000	$475,000
Scheduled interest payments	26,719	26,719	26,719	26,719	26,719	40,079	173,674
Operating leases	20,249	19,003	17,774	15,499	11,927	71,487	155,939
Pension contributions	5,768	807	2,647	989	1,634	9,016	20,861
Total (1)	$52,736	$46,529	$47,140	$43,207	$40,280	$595,582	$825,474
____________
(1) As of January 1, 2017, we have $8.2 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

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

Goodwill

We evaluate all business combinations for intangible assets that should be recognized and reported apart from goodwill. Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. We performed a quantitative impairment test during the fourth quarter of 2016 and determined that goodwill was not impaired. The estimated fair value of all other reporting units significantly exceeded the carrying values. The fair value of the Architectural reporting unit, which was previously disclosed as being "at-risk", is no longer considered "at-risk", due to the restructuring actions implemented as part of the 2016 Plan as well as improved performance compared to forecast.

Intangible Assets

Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the fourth quarter of 2016 and determined that indefinite-lived intangible assets were not impaired.

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

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

Share Based Compensation Plan

We have a share based compensation plan, which governs the issuance of common shares to employees as compensation through various grants of share instruments. We apply the fair value method of accounting using the Black-Scholes-Merton option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for the Restricted Stock Units awarded is based on the fair value of the restricted stock units at the date of grant. Additionally, the compensation expense for certain performance based awards is determined using the Monte Carlo simulation method. Compensation expense is recorded in the consolidated statements of comprehensive income (loss) and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the award, estimated risk free rate and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of January 1, 2017, or January 3, 2016.

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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of January 1, 2017, or January 3, 2016.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of January 1, 2017, or January 3, 2016, there were no outstanding borrowings under our ABL Facility.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Masonite International Corporation
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Masonite International Corporation and subsidiaries (the "Company") as of January 1, 2017 and January 3, 2016, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended January 1, 2017. We also have audited the Company’s internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masonite International Corporation and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida
March 1, 2017

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Net sales	$1,973,964	$1,871,965	$1,837,700
Cost of goods sold	1,564,319	1,521,115	1,572,301
Gross profit	409,645	350,850	265,399
Selling, general and administration expenses	260,364	244,145	224,077
Restructuring costs	1,445	5,678	11,137
Asset impairment	1,511	9,439	18,202
Loss (gain) on disposal of subsidiaries	(6,575)	59,984	—
Operating income (loss)	152,900	31,604	11,983
Interest expense (income), net	28,178	32,884	41,525
Loss on extinguishment of debt	—	28,046	—
Other expense (income), net	(1,959)	(1,757)	(587)
Income (loss) from continuing operations before income tax expense (benefit)	126,681	(27,569)	(28,955)
Income tax expense (benefit)	21,787	14,172	4,533
Income (loss) from continuing operations	104,894	(41,741)	(33,488)
Income (loss) from discontinued operations, net of tax	(752)	(908)	(630)
Net income (loss)	104,142	(42,649)	(34,118)
Less: net income (loss) attributable to non-controlling interest	5,520	4,462	3,222
Net income (loss) attributable to Masonite	$98,622	$(47,111)	$(37,340)

Earnings (loss) per common share attributable to Masonite:
Basic	$3.25	$(1.56)	$(1.26)
Diluted	$3.17	$(1.56)	$(1.26)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$3.27	$(1.53)	$(1.24)
Diluted	$3.19	$(1.53)	$(1.24)

Comprehensive income (loss):
Net income (loss)	$104,142	$(42,649)	$(34,118)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(37,097)	(34,637)	(48,667)
Pension and other post-retirement adjustment	(5,941)	(1,826)	(12,045)
Amortization of actuarial net losses	1,070	889	—
Pension settlement charges	—	2,400	—
Income tax benefit (expense) related to other comprehensive income (loss)	1,155	385	3,076
Other comprehensive income (loss), net of tax:	(40,813)	(32,789)	(57,636)
Comprehensive income (loss)	63,329	(75,438)	(91,754)
Less: comprehensive income (loss) attributable to non-controlling interest	5,745	3,362	2,244
Comprehensive income (loss) attributable to Masonite	$57,584	$(78,800)	$(93,998)

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	January 1, 2017	January 3, 2016
Current assets:
Cash and cash equivalents	$71,714	$89,187
Restricted cash	12,196	12,645
Accounts receivable, net	242,197	224,976
Inventories, net	225,940	208,393
Prepaid expenses	24,291	21,983
Income taxes receivable	2,399	1,762
Total current assets	578,737	558,946
Property, plant and equipment, net	542,088	534,234
Investment in equity investees	9,302	18,811
Goodwill	129,286	128,170
Intangible assets, net	190,154	225,932
Long-term deferred income taxes	9,478	16,899
Other assets, net	16,816	16,157
Total assets	$1,475,861	$1,499,149

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,178	$96,480
Accrued expenses	133,799	136,029
Income taxes payable	1,201	9
Total current liabilities	231,178	232,518
Long-term debt	470,745	468,856
Long-term deferred income taxes	70,423	98,682
Other liabilities	43,739	43,527
Total liabilities	816,085	843,583
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 29,774,784 and 30,427,865 shares issued and outstanding as of January 1, 2017, and January 3, 2016, respectively	650,007	663,600
Additional paid-in capital	234,926	231,363
Accumulated deficit	(89,063)	(144,628)
Accumulated other comprehensive income (loss)	(148,986)	(107,948)
Total equity attributable to Masonite	646,884	642,387
Equity attributable to non-controlling interests	12,892	13,179
Total equity	659,776	655,566
Total liabilities and equity	$1,475,861	$1,499,149

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 29, 2013	29,085,021	$646,196	$230,306	$(60,177)	$(19,601)	$796,724	$28,838	$825,562

Net income (loss)				(37,340)		(37,340)	3,222	(34,118)
Other comprehensive income (loss), net of tax					(56,658)	(56,658)	(978)	(57,636)
Dividends to non-controlling interests						—	(5,017)	(5,017)
Share based compensation expense			9,605			9,605		9,605
Common shares issued for delivery of share based awards	650,892	6,996	(6,996)			—		—
Common shares issued for exercise of warrants	279,408	4,100	(3,837)			263		263
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,160)			(3,160)		(3,160)
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(47,111)		(47,111)	4,462	(42,649)
Other comprehensive income (loss), net of tax					(31,689)	(31,689)	(1,100)	(32,789)
Dividends to non-controlling interests						—	(5,797)	(5,797)
Deconsolidation of non-controlling interest						—	(10,451)	(10,451)
Share based compensation expense			13,236			13,236		13,236
Common shares issued for delivery of share based awards	399,198	5,460	(5,460)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,114)			(2,114)		(2,114)
Common shares issued under employee stock purchase plan	12,913	846	(215)			631		631
Common shares issued for exercise of warrants	433	2	(2)			—		—
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(144,628)	$(107,948)	$642,387	$13,179	$655,566
Cumulative effect of new accounting principle				30,160		30,160		30,160
Balances as of January 3, 2016, as adjusted	30,427,865	$663,600	$231,363	$(114,468)	$(107,948)	$672,547	$13,179	$685,726

Net income (loss)				98,622		98,622	5,520	104,142
Other comprehensive income (loss), net of tax					(41,038)	(41,038)	225	(40,813)
Dividends to non-controlling interests						—	(6,032)	(6,032)
Share based compensation expense			18,790			18,790		18,790
Common shares issued for delivery of share based awards	366,556	7,901	(7,901)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,210)			(4,210)		(4,210)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,668,057)	(35,985)		(73,217)		(109,202)		(109,202)
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	January 1, 2017	January 3, 2016	December 28, 2014
Net income (loss)	$104,142	$(42,649)	$(34,118)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	752	908	630
Non-cash loss (gain) on disposal of subsidiaries	(6,575)	59,984	—
Non-cash loss on deconsolidation	—	—	7,577
Loss on extinguishment of debt	—	28,046	—
Depreciation	57,604	59,160	60,622
Amortization	24,727	23,725	21,722
Share based compensation expense	18,790	13,236	9,605
Deferred income taxes	12,918	9,097	(1,970)
Unrealized foreign exchange loss (gain)	829	(3,238)	328
Share of loss (income) from equity investees, net of tax	(2,183)	(1,473)	(1,344)
Dividend from equity investee	1,733	1,440	—
Pension and post-retirement expense (funding), net	(6,276)	(3,727)	(6,827)
Non-cash accruals and interest	2,612	1,587	(365)
Loss (gain) on sale of property, plant and equipment	2,111	1,371	3,816
Asset impairment	1,511	9,439	18,202
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29,514)	27,150	(14,047)
Inventories	(23,022)	(2,071)	(12,843)
Prepaid expenses	(2,102)	(5,424)	1,387
Accounts payable and accrued expenses	16,560	(8,246)	23,592
Other assets and liabilities	(587)	(7,304)	1,419
Net cash flow provided by (used in) operating activities	174,030	161,011	77,386
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,268	1,316	6,976
Additions to property, plant and equipment	(82,287)	(51,065)	(50,147)
Cash used in acquisitions, net of cash acquired	(8,551)	(117,398)	(54,256)
Cash proceeds from sale of subsidiaries, net of cash disposed	15,103	(11,851)	(1,087)
Restricted cash	449	539	644
Other investing activities	(2,449)	(1,765)	(3,038)
Net cash flow provided by (used in) investing activities	(76,467)	(180,224)	(100,908)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	390	475,000	138,688
Repayments of long-term debt	(1,071)	(500,038)	—
Payments of long-term debt extinguishment costs	—	(31,691)	—
Payment of debt issuance costs	—	(7,393)	(1,925)
Proceeds from borrowings on revolving credit facilities	—	17,000	—
Repayments of borrowings on revolving credit facilities	—	(17,000)	—
Tax withholding on share based awards	(4,210)	(2,114)	(3,160)
Distributions to non-controlling interests	(6,032)	(5,797)	(5,017)
Proceeds from exercise of common stock warrants	10,487	—	263
Repurchases of common shares	(109,202)	—	—
Net cash flow provided by (used in) financing activities	(109,638)	(72,033)	128,849
Net foreign currency translation adjustment on cash	(5,398)	(11,604)	(14,163)
Increase (decrease) in cash and cash equivalents	(17,473)	(102,850)	91,164
Cash and cash equivalents, beginning of period	89,187	192,037	100,873
Cash and cash equivalents, at end of period	$71,714	$89,187	$192,037

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 64 manufacturing locations in 8 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.

Basis of Presentation

We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of January 1, 2017, and January 3, 2016, and for the years ended January 1, 2017, January 3, 2016 and December 28, 2014.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Our 2015 fiscal year, which ended on January 3, 2016, contained 53 weeks of operating results, with the additional week occurring in the fourth quarter.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends ASC 718 "Compensation - Stock Compensation". This ASU simplifies several aspects of the accounting for employee share-based award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and shortfalls resulting from the exercise or vesting of a share-based award to an employee. It also allows an entity to elect, as an accounting policy, either to continue to estimate forfeitures of share-based awards (as was previously required) or to account for forfeitures when they occur. Additionally, the ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted and varying types of application are required for the different aspects of the standard. We have adopted this guidance as of April 4, 2016. The aspect of the standard dealing with excess tax benefits and tax deficiencies was adopted using the modified-retrospective method, and resulted in an increase to previously-presented retained earnings of $30.2 million as of January 3, 2016. It also resulted in $6.7 million of income tax benefits recorded in the year ended January 1, 2017. As of January 1, 2017, a $4.2 million reduction to previously-presented opening retained earnings through October 2, 2016, was recorded to reflect a change in judgment in regards to realizability of related deferred tax assets. As a result of the adoption of this standard, we have elected to account for forfeitures when they occur. The forfeitures aspect of the standard and the tax withholding aspect of the standard have each been adopted using a modified retrospective approach and had no impact on any previously-presented amounts. All other aspects of the standard were adopted using a retrospective approach and had no impact on any previously-presented amounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which amended ASC 205-40, "Presentation of Financial Statements - Going Concern". This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and to provide related footnote disclosures. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We adopted this standard for the year ended January 1, 2017, and the adoption of this standard did not have a material impact on the presentation of our financial statements.

Other Recent Accounting Pronouncements not yet Adopted

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which amends ASC 350 "Intangibles - Goodwill and Other". This ASU simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based upon the amount of a reporting unit's carrying value in excess of its fair value; thus, eliminating what is currently known as "Step 2" under the current guidance. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption is permitted and prospective application is required. We are in the process of evaluating this guidance to determine the impact it may have on our financial statements.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash Flows", which amends ASC 230 "Statement of Cash Flows". This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods; early adoption is permitted and retrospective application is required. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. While we are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we anticipate that the primary impact upon adoption will be to our consolidated balance sheets from the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases, resulting in the recognition of right to use assets and lease obligations. Our current minimum undiscounted lease commitments under non-cancelable operating leases are disclosed in Note 10.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017; early application is permitted only as of annual and interim reporting periods beginning after December 15, 2016. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect the adoption of the new standard to have a material impact on consolidated net income (loss) attributable to Masonite, cash flows or our consolidated balance sheets. We plan to adopt this standard using the retrospective method and adoption will be effective as of January 1, 2018.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(p) Product warranties:

We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Balance at beginning of period	$3,318	$3,555	$1,914
Additions charged to expense	3,219	3,113	4,674
Deductions	(3,820)	(3,350)	(3,033)
Balance at end of period	$2,717	$3,318	$3,555

(q) Vendor rebates:

We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of comprehensive income (loss) and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.

(r) Advertising costs:

We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income (loss). Advertising costs were $9.3 million, $8.7 million and $7.7 million in the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.

(s) Research and development costs:

We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income (loss). These costs exclude the significant investments in other areas such as advanced automation and e-commerce. Research and development costs were $6.7 million, $6.4 million and $6.1 million in the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions and Dispositions

2016 Acquisition

On November 3, 2016 we completed the acquisition of FyreWerks, Inc. (“FyreWerks”), based in Westminster, Colorado. We acquired 100% of the equity interests in FyreWerks for consideration of $8.0 million, net of cash acquired. FyreWerks manufacturers certified fire door and frame cores for use with architectural stile and rail wood panel doors and door frames. The excess purchase price over the fair value of net assets acquired of $7.3 million was allocated to goodwill. The goodwill principally represents anticipated synergies from FyreWerks' integration into our existing Architectural door business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and the goodwill is deductible for tax purposes. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for FyreWerks are not presented as they were not material for any period presented.

2015 Acquisitions

On October 1, 2015, we completed the acquisition of USA Wood Door, Inc. (“USA Wood Door”), based in Thorofare, New Jersey. We acquired 100% of the equity interests in USA Wood Door for consideration of $13.7 million, net of cash acquired. USA Wood Door is a supplier of architectural and commercial wood doors in the Eastern United States providing door and hardware distributors with machining, resizing and value-added additions to both unfinished and prefinished doors in short lead times. The excess purchase price over the fair value of net assets acquired of $8.9 million was allocated to goodwill in our Architectural segment. The goodwill principally represents the anticipated synergies to be gained from the integration into our existing North America door business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and the goodwill is deductible for tax purposes. The USA Wood Door acquisition acts as an extension of our distribution network in North America.

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

	Year Ended January 1, 2017
(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Net sales	$19,536	$99,372	$16,152	$135,060
Net income (loss) attributable to Masonite	3,682	4,544	(572)	7,654

	Year Ended January 3, 2016
(In thousands)	USA Wood Door	Hickman	PDS	Total 2015 Acquisitions
Net sales	$4,790	$46,657	$7,059	$58,506
Net income (loss) attributable to Masonite	367	813	(251)	929

2014 Acquisitions

On December 1, 2014, we completed the acquisition of Harring Doors Corporation (“Harring”), located in London, Ontario, for total consideration of $3.9 million, net of cash acquired. We acquired 100% of the equity interests in Harring through the purchase of all of the outstanding shares of common stock at the acquisition date. Harring manufactures interior and exterior stile and rail wood doors for architectural door applications at its facility in London, Ontario. The excess purchase price over the fair value of net assets acquired of $2.0 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our North American architectural wood door business. This goodwill is not deductible for tax purposes and relates to the Architectural segment. The acquisition of Harring complements our architectural wood door business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The aggregate consideration paid for acquisitions during 2014 was as follows:

(In thousands)	Harring	Door-Stop	Total 2014 Acquisitions
Accounts receivable	$1,180	$2,648	$3,828
Inventory	443	2,665	3,108
Property, plant and equipment	1,167	4,303	5,470
Goodwill	1,951	20,359	22,310
Intangible assets	—	28,776	28,776
Accounts payable and accrued expenses	(731)	(3,492)	(4,223)
Other assets and liabilities, net	(109)	(4,904)	(5,013)
Cash consideration, net of cash acquired	$3,901	$50,355	$54,256

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

The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the Door-Stop acquisition which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date. Amounts of revenue and earnings included in the consolidated statements of comprehensive income (loss) for Harring were not material for the year ended January 1, 2017.

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Net sales	$58,029	$54,335	$42,498
Net income (loss) attributable to Masonite	11,726	9,119	4,819

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Information

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. Pro forma information relating to the FyreWerks and Harring acquisitions has been excluded as it is not materially different from amounts reported. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to the respective acquisitions, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

	Year Ended January 3, 2016
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$1,871,965	$89,013	$(11,625)	$1,949,353
Net income (loss) attributable to Masonite	(47,111)	5,109	(1,951)	(43,953)

Basic earnings (loss) per common share	$(1.56)			$(1.45)
Diluted earnings (loss) per common share	(1.56)			(1.45)

	Year Ended December 28, 2014
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Door-Stop	Pro Forma
Net sales	$1,837,700	$145,240	$(17,081)	$6,659	$1,972,518
Net income (loss) attributable to Masonite	(37,340)	3,863	(2,269)	624	(35,122)

Basic earnings (loss) per common share	$(1.26)				$(1.19)
Diluted earnings (loss) per common share	(1.26)				(1.19)

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

Subsequent to deconsolidation, we used the cost method to account for our equity investment in MAL, which was reflected as $10.0 million in our consolidated balance sheets as of January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. The fair value of the investment in MAL was determined using a discounted future cash flows analysis based upon management's view of the most likely outcomes of the Business Rescue proceedings. The resulting valuation was net of future disposal costs and third party fees. This

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

valuation was performed on a non-recurring basis and categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs included an estimate of future cash flows for the business.

On May 5, 2016, the Business Rescue Practitioner proposed a business rescue plan that would result in the sale of the business. On August 10, 2016, MAL announced the closing of the transaction proposed as part of the business rescue plan by the Business Rescue Practitioner. During September 2016, we received $15.1 million as final pre-tax proceeds from the closing of the transaction. Upon receipt of these proceeds, our equity interest in MAL was eliminated and we accordingly reduced the value of our cost investment in MAL to zero and recorded a gain on disposal of subsidiaries of $5.1 million. This transaction was subject to South African tax of $0.7 million, which is included in income tax expense (benefit) on the consolidated statements of comprehensive income (loss).

Romania

On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized a $1.4 million cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the year ended January 1, 2017.

France

On July 31, 2015, we completed the sale of all of the capital stock of Premdor S.A.S., Masonite’s door business in France, to a Paris-based independent investment firm (the “Buyer”). Pursuant to a stock purchase agreement dated July 16, 2015, the Buyer acquired all of Masonite’s door manufacturing and distribution business in France for nominal consideration. The disposition of this business resulted in a loss on disposal of $29.7 million, which was recognized during the third quarter of 2015 in the Europe segment and is included in loss (gain) on disposal of subsidiaries in the consolidated statements of comprehensive income (loss). The loss on disposal is comprised of the carrying value of the net assets disposed of $25.3 million and the recognition of $4.4 million of cumulative translation adjustment into net income. Additionally, the sale of Premdor S.A.S. was determined to be a triggering event requiring a test of the indefinite-lived intangible trade name assets of the Europe segment, resulting in an impairment charge of $9.4 million. This charge represents the excess of the carrying value over the fair value as determined using the relief of royalty discounted cash flows method. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future revenues for the asset group. This impairment charge was partially offset by income tax benefits of $3.2 million.

Premdor S.A.S. generated $13.4 million and $22.0 million of losses from continuing operations before income tax expense (benefit) during years ended January 3, 2016 and December 28, 2014, respectively. All Premdor S.A.S. figures exclude amounts recognized for loss on deconsolidation.

Israel

Effective August 20, 2014, Masonite Israel Ltd., one of our wholly-owned subsidiaries, was deconsolidated due to our loss of operational control over the entity, as further described in Note 11. Restructuring Costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 28, 2014	$2,891	$19,008	$77,300	$99,199
Goodwill from 2015 acquisitions	—	21,360	8,921	30,281
Foreign exchange fluctuations	(56)	(1,062)	(192)	(1,310)
January 3, 2016	2,835	39,306	86,029	128,170
Goodwill from 2016 acquisitions	—	—	7,331	7,331
Measurement period adjustment	—	—	599	599
Foreign exchange fluctuations	8	(6,896)	74	(6,814)
January 1, 2017	$2,843	$32,410	$94,033	$129,286

During 2016 we recorded a $0.6 million increase in goodwill as a measurement period adjustment relating to the USA Wood Door acquisition, due to finalization of certain income tax-related items. We performed a quantitative impairment test during the fourth quarter of 2016 and determined that goodwill was not impaired.

Changes in the net book value of intangible assets were as follows for the periods indicated:

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
January 3, 2016	$102,254	$11,590	$6,435	$2,860	$102,793	$225,932
Additions (write-offs)	—	1,055	1,392	—	—	2,447
Amortization	(16,737)	(2,283)	(3,678)	(1,294)	—	(23,992)
Translation adjustment	(9,613)	(86)	(26)	(316)	(4,192)	(14,233)
January 1, 2017	$75,904	$10,276	$4,123	$1,250	$98,601	$190,154

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
December 28, 2014	$71,840	$13,626	$9,573	$1,221	$107,112	$203,372
Acquisitions	48,546	—	—	2,823	10,702	62,071
Additions (write-offs)	—	1,013	998	—	(10,217)	(8,206)
Amortization	(14,844)	(2,472)	(3,865)	(1,043)	—	(22,224)
Translation adjustment	(3,288)	(577)	(271)	(141)	(4,804)	(9,081)
January 3, 2016	$102,254	$11,590	$6,435	$2,860	$102,793	$225,932

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	January 1, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(64,762)	$(15,261)	$75,904
Patents	30,698	(19,451)	(971)	10,276
Software	31,222	(26,865)	(234)	4,123
Other	12,280	(9,147)	(1,883)	1,250
	230,127	(120,225)	(18,349)	91,553
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(12,937)	98,601
Total intangible assets	$341,665	$(120,225)	$(31,286)	$190,154

	January 3, 2016
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(48,025)	$(5,648)	$102,254
Patents	29,643	(17,168)	(885)	11,590
Software	29,830	(23,187)	(208)	6,435
Other	12,280	(7,853)	(1,567)	2,860
	227,680	(96,233)	(8,308)	123,139
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(8,745)	102,793
Total intangible assets	$339,218	$(96,233)	$(17,053)	$225,932

Amortization of intangible assets was $24.0 million, $22.2 million and $19.6 million for the years ended January 1, 2017, January 3, 2016, and December 28, 2014 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of January 1, 2017, is as follows:

(In thousands)
Fiscal year:
2017	$21,065
2018	15,306
2019	14,277
2020	11,936
2021	9,131

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 57.3% and 54.1% of total accounts receivable as of January 1, 2017, and January 3, 2016, respectively. Our largest two customers, The Home Depot, Inc. and Lowe's Co. Inc., each accounted for more than 10%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the consolidated gross accounts receivable balance as of January 1, 2017, and January 3, 2016. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either January 1, 2017, or January 3, 2016.

The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Balance at beginning of period	$3,125	$2,616	$3,764
Additions charged to expense	103	2,083	2,522
Deductions	(2,218)	(1,574)	(3,670)
Balance at end of period	$1,010	$3,125	$2,616

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

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	January 1, 2017	January 3, 2016
Raw materials	$165,896	$145,856
Finished goods	65,791	69,045
Provision for obsolete or aged inventory	(5,747)	(6,508)
Inventories, net	$225,940	$208,393

We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Balance at beginning of period	$6,508	$6,548	$8,351
Additions charged to expense	1,724	2,713	1,730
Deductions	(2,485)	(2,753)	(3,533)
Balance at end of period	$5,747	$6,508	$6,548

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	January 1, 2017	January 3, 2016
Land	$24,562	$25,316
Buildings	163,802	155,709
Machinery and equipment	595,929	551,264
Property, plant and equipment, gross	784,293	732,289
Accumulated depreciation	(242,205)	(198,055)
Property, plant and equipment, net	$542,088	$534,234

Total depreciation expense was $57.6 million, $59.2 million, and $60.6 million for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income (loss).

On June 6, 2014, an explosion occurred in the power plant of our Estcourt mill in South Africa which reduced the site’s ability to generate steam and heat the kilns which, in turn, required the production lines to cease operating for several weeks. We were insured against property loss and business interruption, and we recognized final payment of $2.4 million in business interruption insurance proceeds during the year ended January 3, 2016, and partial payment of $3.5 million during the year ended December 28, 2014. These proceeds were recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	January 1, 2017	January 3, 2016
5.625% senior unsecured notes due 2023	$475,000	$475,000
Debt issuance costs for 2023 Notes	(5,393)	(6,232)
Capital lease obligations	768	88
Other long-term debt	370	—
Total long-term debt	$470,745	$468,856

Interest expense related to our consolidated indebtedness under senior unsecured notes was $27.8 million, $32.0 million, and $39.4 million for years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.

5.625% Senior Notes due 2023

On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the “2023 Notes”). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with available cash balances, were used to redeem the $500.0 million aggregate principal of 2021 Notes (the “2021 Notes”) and to pay related premiums, fees and expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 1, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 1, 2017, and January 3, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of January 1, 2017, and January 3, 2016, there were no amounts outstanding under the ABL Facility.

8. Share Based Compensation Plans

Share-based compensation expense was $18.8 million, $13.2 million, and $9.6 million for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively. As of January 1, 2017, the total remaining unrecognized compensation expense related to share based compensation amounted to $15.1 million, which will be amortized over the weighted average remaining requisite service period of 1.5 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of January 1, 2017, there were 1,584,589 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of January 1, 2017, the liability and asset relating to deferred compensation each had a fair value of $3.3 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

As of January 1, 2017, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total fair value of SARs vested was $2.4 million, $0.6 million, and $0.7 million, in the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.

Twelve months ended January 1, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(176,416)	8,954	17.09
Forfeited	(46,246)		57.47
Outstanding, end of period	790,290	$32,659	$24.47	4.6

Exercisable, end of period	712,331	$32,080	$20.77	4.1

Twelve months ended January 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(326,933)	15,943	17.15
Forfeited	(13,388)		47.64
Outstanding, end of period	891,147	$36,681	$20.07	4.9

Exercisable, end of period	703,827	$31,395	$16.62	4.2

Twelve months ended December 28, 2014	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,812,658	$59,525	$18.16	6.4
Exercised	(560,568)	23,400	14.15
Forfeited	(20,622)		38.48
Outstanding, end of period	1,231,468	$48,516	$19.59	5.9

Exercisable, end of period	907,716	$38,589	$16.48	5.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The value of SARs granted in the year ended January 1, 2017, as determined using the Black-Scholes Merton valuation model, was $2.0 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

	Year Ended
	January 1, 2017		January 3, 2016		December 28, 2014
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	526,930	$49.31	543,373	$34.56	618,963	$22.09
Granted	288,683	46.05	257,775	61.56	209,240
Delivered	(234,791)		(157,356)		(208,477)
Withheld to cover (1)	(61,894)		(32,123)		(59,066)
Forfeited	(17,002)		(84,739)		(17,287)
Outstanding, end of period	501,926	$58.51	526,930	$49.31	543,373	$34.56
____________
(1) A portion of the vested RSUs delivered were net share settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

Approximately one-third of the RSUs granted during the year ended January 1, 2017, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended January 1, 2017, was $13.3 million and is being recognized over the weighted average requisite service period of 2.5 years. During the year ended January 1, 2017, there were 296,685 RSUs vested at a fair value of $8.9 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 had an expiration date of June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provided the holders with a cashless exercise option. We have accounted for these warrants as equity instruments. As of January 1, 2017, all outstanding warrants to purchase our common shares have either been exercised or forfeited.

Activity relating to the warrants was as follows for the periods presented:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	2016 Warrants	2016 Warrants	2014 Warrants	2016 Warrants	Total Warrants
Outstanding, beginning of period	2,497,971	2,500,001	3,333,334	2,500,001	5,833,335
Exercised	(2,496,493)	(2,030)	(3,289,146)	—	(3,289,146)
Forfeited	(1,478)	—	(44,188)	—	(44,188)
Outstanding, end of period	—	2,497,971	—	2,500,001	2,500,001

Cash received for exercise (in thousands)	$10,487	$—	$263	$—	$263
Common shares issued	630,951	433	279,408	—	279,408

9. Employee Future Benefits

United States Defined Benefit Pension Plan

We have a defined benefit pension plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were frozen at various times in the past. The measurement date used for the accounting valuation of the defined benefit pension plan was January 1, 2017. Information about the U.S. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Components of net periodic benefit cost:
Service cost	$286	$288	$261
Interest cost	3,570	4,627	5,062
Expected return on assets	(5,373)	(6,350)	(5,951)
Amortization of actuarial net losses	1,070	889	—
Settlement loss (gain)	—	2,400	—
Net pension expense (benefit)	$(447)	$1,854	$(628)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016
Pension assets:
Fair value of plan assets, beginning of year	$76,691	$90,724
Company contributions	5,000	5,178
Actual return on plan assets	7,823	(939)
Plan settlements	—	(12,604)
Benefits paid	(5,061)	(5,262)
Administrative expenses paid	(903)	(406)
Fair value of plan assets, end of year	83,550	76,691
Pension liability:
Accrued benefit obligation, beginning of year	97,686	116,303
Current service cost	286	288
Interest cost	3,570	4,627
Plan settlements	—	(12,604)
Actuarial loss (gain)	5,309	(5,260)
Benefits paid	(5,061)	(5,262)
Administrative expenses paid	(903)	(406)
Accrued benefit obligation, end of year	100,887	97,686
Net accrued benefit obligation, end of year	$17,337	$20,995

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

	Year Ended
	January 1, 2017		January 3, 2016
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$48,793	58.4%	$44,635	58.2%
Debt securities	30,162	36.1%	28,452	37.1%
Other	4,595	5.5%	3,604	4.7%
	$83,550	100.0%	$76,691	100.0%

Under our investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.S. defined benefit pension plan for 2016 is 60% equity securities, 38% debt securities and 2% of other securities. Our pension funds are not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Discount rate applied for:
Accrued benefit obligation	4.2%	4.5%	4.1%
Net periodic pension cost	4.5%	4.1%	5.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

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

United Kingdom Defined Benefit Pension Plan

We also have a defined benefit pension plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit pension plan was January 1, 2017. Information about the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Components of net periodic benefit cost:
Interest cost	$873	$1,098	$1,335
Expected return on assets	(640)	(756)	(1,041)
Net pension expense (benefit)	$233	$342	$294

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016
Pension assets:
Fair value of plan assets, beginning of year	$21,922	$23,089
Company contributions	801	873
Actual return on plan assets	3,765	223
Benefits paid	(1,595)	(1,166)
Translation adjustment	(3,882)	(1,097)
Fair value of plan assets, end of year	21,011	21,922
Pension liability
Accrued benefit obligation ,beginning of year	29,361	31,588
Interest cost	873	1,098
Actuarial loss (gain)	5,746	(676)
Benefits paid	(1,595)	(1,166)
Translation adjustment	(5,290)	(1,483)
Accrued benefit obligation, end of year	29,095	29,361
Net accrued benefit obligation, end of year	$8,084	$7,439

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

	Year Ended
	January 1, 2017		January 3, 2016
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$9,448	45.0%	$9,752	44.5%
Debt securities	11,462	54.5%	11,576	52.8%
Other	101	0.5%	594	2.7%
	$21,011	100.0%	$21,922	100.0%

Under our investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit pension plan for 2016 is 50% equity securities and 50% debt securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Discount rate applied for:
Accrued benefit obligation	2.6%	3.7%	3.6%
Net periodic pension cost	2.3%	3.3%	3.6%
Expected long-term rate of return on plan assets	3.9%	4.0%	4.2%

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

The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income (loss) and the balance of such changes is included in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. The estimated actuarial net losses that will be amortized from AOCI into net periodic benefit cost during 2017 are $1.6 million.

As of January 1, 2017, the estimated future benefit payments from the U.S. and U.K. defined benefit pension plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2018	$6,578
2019	6,793
2020	6,968
2021	7,187
2022	7,319
2023 through 2027	37,101
Total estimated future benefit payments	$71,946

Expected contributions to the U.S. and U.K. defined benefit pension plans during 2017 are $5.8 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies

Leases

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

(In thousands)
Fiscal year:
2017	$20,249
2018	19,003
2019	17,774
2020	15,499
2021	11,927
Thereafter	71,487
Total future minimum lease payments	$155,939

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $26.3 million, $24.0 million, and $24.6 million for years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.

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

Legal Proceedings

In November 2015, Derrick Byrd, a former hourly employee in California, filed a putative class action lawsuit against us in California Superior Court alleging violations of California wage and hour laws with respect to meal periods and rest breaks and other technical wage and hour issues. In January 2016, we removed the lawsuit to the United States District Court for the Central District of California and on February 25, 2016, the court dismissed the complaint in its entirety. On March 18, 2016, the plaintiff filed an amended complaint, which we moved to dismiss, and we moved to strike several of the plaintiff’s causes of action. On July 7, 2016, the court dismissed several of the plaintiff’s causes of action and gave the plaintiff leave to amend. On July 29, 2016, the plaintiff filed a second amended complaint containing a narrower version of nine of the eleven original claims. We answered this amended complaint on August 12, 2016, and amended our answer on September 14, 2016. On November 28, 2016, the plaintiff filed a third amended complaint to add an additional individual as a plaintiff. On December 19, 2016, we answered this amended complaint. The plaintiffs continue to allege violations with respect to overtime pay, meal periods, rest breaks, minimum wage, timely pay, wage statement detail and reimbursement of business expenses. The lawsuit seeks damages, penalties, attorney’s fees and an award under the California Private Attorney General Act. Discovery is underway. The court has set the deadline for the plaintiff to file his motion for class certification for August 21, 2017, and the trial date has been set for November 28, 2017, although those dates may be extended. While we intend to defend the lawsuit vigorously, there can be no assurance that the ultimate resolution of this lawsuit will not have a material, adverse effect on our consolidated financial condition or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

11. Restructuring Costs

The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended January 1, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	1,313	—	$1,313
2015 Plan	19	—	113	132
Total Restructuring Costs	$19	$1,313	$113	$1,445

	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,316	$3,168	$5,484
2013 Plan	9	144	—	153
2012 and Prior Plans	—	41	—	41
Total Restructuring Costs	$9	$2,501	$3,168	$5,678

	Year Ended December 28, 2014
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2014 Plan	$—	$—	$9,503	$9,503
2013 Plan	608	580	16	1,204
2012 and Prior Plans	39	338	53	430
Total Restructuring Costs	$647	$918	$9,572	$11,137

	Cumulative Amount Incurred Through
	January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$1,313	$—	$1,313
2015 Plan	—	2,335	—	3,281	5,616
2014 Plan	—	—	—	9,503	9,503
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,695	—	3,609	18,682
Total Restructuring Costs	$5,403	$17,763	$1,313	$18,550	$43,029

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies, and is expected to be completed by the end of the third quarter of 2017. Costs associated with the 2016 Plan include closure costs and severance. Additionally, the announcement of the plant closure was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets of the plant, as further described in Note 12. As of January 1, 2017, we expect to incur approximately $2.5 million of additional charges related to the 2016 Plan.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system in our architectural business as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan included severance and closure charges and are substantially completed. As of January 1, 2017, we do not expect to incur any material future charges for the 2015 Plan.

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business and to attempt to restructure it. The action to seek court protection followed a comprehensive evaluation of the alternatives for the business, including an organized sale process that was ultimately unsuccessful. We determined that the subsidiary should be deconsolidated at that time, as it had become subject to the control of a court. We have had and will continue to have no continuing involvement with Israel subsequent to August 21, 2014, and Israel will not be considered a related party. As of January 1, 2017, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of January 1, 2017, we do not expect to incur any material future charges for the 2013 Plan.

Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of January 1, 2017, we do not expect to incur any future charges for the 2012 and Prior Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	January 1, 2017
2016 Plan	$—	$1,313	$—	$13	$1,300
2015 Plan	774	107	25	624	282
2014 Plan	442	—	—	16	426
2013 Plan	316	—	—	316	—
2012 and Prior Plans	858	—	—	393	465
Total	$2,390	$1,420	$25	$1,362	$2,473

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	January 3, 2016
2015 Plan	$—	$2,519	$2,965	$4,710	$774
2014 Plan	839	—	—	397	442
2013 Plan	341	—	153	178	316
2012 and Prior Plans	1,153	—	41	336	858
Total	$2,333	$2,519	$3,159	$5,621	$2,390

(In thousands)	December 29, 2013	Severance	Closure Costs	Cash Payments	Non-Cash Items	December 28, 2014
2014 Plan	$—	$—	$9,503	$1,087	$7,577	$839
2013 Plan	2,348	(22)	1,226	3,211	—	341
2012 and Prior Plans	2,061	236	194	1,338	—	1,153
Total	$4,409	$214	$10,923	$5,636	$7,577	$2,333

12. Asset Impairment

During the year ended January 1, 2017, we recognized asset impairment charges of $1.5 million related to one asset group in the Architectural segment, as a result of the 2016 Plan. The resulting non-cash impairment charge for the asset group was determined based upon the excess of the asset group's carrying value of property, plant and equipment over the fair value of such assets, determined using a discounted cash flows approach. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for the asset group and a salvage value for the asset group. The fair value of the asset group was determined to be $0.6 million, compared to a book value of $2.1 million, with the difference representing the asset impairment charge recorded in the consolidated statements of comprehensive income (loss).

During the year ended January 3, 2016, we recognized asset impairment charges of $9.4 million, related to the disposition of Premdor S.A.S., as described in Note 2.

During the year ended December 24, 2014, we recognized asset impairment charges of $18.2 million, related to certain asset groups in the Europe segment and the Corporate & Other category. Of this amount, $15.0 million related to property, plant and equipment and $3.2 million was related to definite-lived intangible assets. During the fourth quarter of 2014, management reassessed future cash flow expectations in certain underperforming markets in Europe and Asia. After reviewing the businesses, and in consideration of deteriorated market conditions, management initiated strategic actions which have resulted in a significant reduction in expected future cash flows. The resulting non-cash impairment charges for three of our asset groups were determined based upon the excess of the asset groups' carrying values over their respective fair values, determined using a discounted cash flows approach. This valuation was performed on a non-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB’s Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for each asset group and a salvage value or market value for each asset group. For two of the asset groups, the estimated discounted future cash flows, including salvage values, were determined to be zero and the asset groups were fully impaired from their respective book values of $4.2 million and $2.1 million. The third asset group was determined to have a fair value of $0.7 million, based on a discounted future cash flow analysis including market value, compared to a book value of $12.4 million. The remaining $0.2 million of asset impairment charges are attributable to differences in foreign exchange rates used for balance sheet accounts versus statement of comprehensive income (loss) accounts.

13. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Income (loss) from continuing operations before income tax expense (benefit):
Canada	$25,982	$(97,626)	$(32,093)
Foreign	100,699	70,057	3,138
Total income (loss) from continuing operations before income tax expense (benefit):	$126,681	$(27,569)	$(28,955)

Income tax expense (benefit) for income taxes consists of the following:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Current income tax expense (benefit):
Canada	$6,740	$5,541	$4,458
Foreign	2,129	(466)	2,045
Total current income tax expense (benefit):	8,869	5,075	6,503

Deferred income tax expense (benefit):
Canada	3,045	2,063	1,345
Foreign	9,873	7,034	(3,315)
Total deferred income tax expense (benefit):	12,918	9,097	(1,970)
Income tax expense (benefit)	$21,787	$14,172	$4,533

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Canadian statutory rate is 26.6%, 26.6% and 26.5% for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively. A summary of the differences between expected income tax expense (benefit) calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Income tax expense (benefit) computed at statutory income tax rate	$33,710	$(7,325)	$(7,679)
Foreign rate differential	6,125	(637)	248
Permanent differences	1,159	1,166	(1,314)
Deconsolidation and disposition	(2,027)	15,354	(1,679)
Income attributable to a permanent establishment	637	1,436	1,623
Change in valuation allowance	(586)	18,906	23,352
Tax exempt income	(9,411)	(9,855)	(9,643)
Share based compensation	(6,080)	(1,542)	270
Income tax credits	(2,389)	(2,026)	—
Foreign exchange gains (losses)	(277)	(2,020)	(573)
Unrecognized tax benefits	2,232	(142)	104
Functional currency adjustments	(157)	1,240	1,055
Change in tax rate	(1,130)	16	(787)
Impact of Canadian tax legislation	—	(293)	(900)
Other	(19)	(106)	456
Income tax expense (benefit)	$21,787	$14,172	$4,533

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets arise from available net operating losses and deductions. Our ability to use those net operating losses is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016
Deferred tax assets:
Non-capital loss carryforwards	$52,051	$46,050
Capital loss carryforwards	13,748	13,406
Deferred interest expense	10,563	20,827
Pension and post-retirement liability	9,457	10,884
Accruals and reserves currently not deductible for tax purposes	20,909	19,132
Share based compensation	10,805	7,750
Other	7,525	5,180
Total deferred tax assets	125,058	123,229
Valuation allowance	(36,800)	(40,857)
Total deferred tax assets, net of valuation allowance	88,258	82,372
Deferred tax liabilities:
Plant and equipment	(88,241)	(90,806)
Intangibles	(41,222)	(50,924)
Basis difference in subsidiaries	(8,824)	(8,671)
Unrealized foreign exchange loss (gain)	(7,944)	(8,250)
Other	(2,972)	(5,504)
Total deferred tax liabilities	(149,203)	(164,155)
Net deferred tax asset (liability)	$(60,945)	$(81,783)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of January 1, 2017 and January 3, 2016, a valuation allowance of $36.8 million and $40.9 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Canada, Chile, Luxembourg, and Mexico. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The following is a rollforward of the valuation allowance for deferred tax assets :

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Balance at beginning of period	$40,857	$35,766	$16,949
Additions charged to expense and other	2,433	27,877	33,678
Deductions	(6,490)	(22,786)	(14,861)
Balance at end of period	$36,800	$40,857	$35,766

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The losses carried forward for tax purposes are available to reduce future income taxes by $172.9 million. We can apply these losses against future taxable income as follows:

(In thousands)	Canada	United States	Other Foreign	Total
2017-2024	$—	$—	$2,626	$2,626
2025-2044	65,439	57,873	4,106	127,418
Indefinitely	—	—	42,820	42,820
Total tax losses carried forward	$65,439	$57,873	$49,552	$172,864

We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $15.9 million in Canada and $5.9 million outside Canada on these gross operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of January 1, 2017, will be accounted for as a reduction of income tax expense.

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

As of January 1, 2017 and January 3, 2016, our unrecognized tax benefits were $9.0 million and $3.4 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of January 1, 2017 and January 3, 2016, are $2.7 million and $2.5 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Unrecognized tax benefit at beginning of period	$3,382	$3,693	$3,917
Gross increases in tax positions in current period	5,950	—	—
Gross decreases in tax positions in prior period	(335)	(172)	(229)
Gross increases in tax positions in prior period	271	—	152
Settlements	—	—	—
Lapse of statute of limitations	(264)	(139)	(147)
Uncertainties arising from business combinations	—	—	—
Cumulative translation adjustment	—	—	—
Unrecognized tax benefit at end of period	$9,004	$3,382	$3,693

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended January 1, 2017, January 3, 2016, and December 28, 2014, we recorded accrued interest of $0.5 million, $0.5 million and $0.9 million, respectively. Additionally, we have recognized a liability for penalties of $0.5 million, $0.6 million and $0.6 million, and interest of $5.5 million, $5.0 million and $4.9 million, respectively.

We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of January 1, 2017, our tax years for 2013 and 2012 are subject to Canadian income tax examinations. We are no longer subject to Federal tax examinations in the United States for years prior to 2013 (except to the extent of loss carryforwards up to 2011). However, we are subject to United States state and local income tax examinations for years prior to 2012.

14. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Transactions involving cash:
Interest paid	$26,862	$33,340	$41,719
Interest received	279	614	683
Income taxes paid	9,475	6,984	5,485
Income tax refunds	1,469	303	1,504
Non-cash transactions:
Property, plant and equipment additions in accounts payable	7,724	11,417	3,630

15. Segment Information

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
• registration and listing fees;
• restructuring costs;
• asset impairment;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Certain information with respect to reportable segments is as follows for the periods indicated:

(In thousands)	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,357,228	$305,710	$312,241	$23,607	$1,998,786
Intersegment sales	(5,926)	(4,543)	(14,353)	—	(24,822)
Net sales to external customers	$1,351,302	$301,167	$297,888	$23,607	$1,973,964

Adjusted EBITDA	$212,619	$38,795	$25,160	$(24,061)	$252,513
Depreciation and amortization	35,542	17,549	17,621	11,619	82,331
Interest expense (income), net	—	—	—	28,178	28,178
Income tax expense (benefit)	—	—	—	21,787	21,787

(In thousands)	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,197,330	$312,560	$302,129	$75,081	$1,887,100
Intersegment sales	(4,106)	(719)	(10,310)	—	(15,135)
Net sales to external customers	$1,193,224	$311,841	$291,819	$75,081	$1,871,965

Adjusted EBITDA	$165,560	$30,468	$23,281	$(15,112)	$204,197
Depreciation and amortization	36,410	14,965	16,651	14,859	82,885
Interest expense (income), net	—	—	—	32,884	32,884
Income tax expense (benefit)	—	—	—	14,172	14,172

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	Year Ended December 28, 2014
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,145,664	$326,649	$277,551	$98,366	$1,848,230
Intersegment sales	(2,692)	(499)	(7,339)	—	(10,530)
Net sales to external customers	$1,142,972	$326,150	$270,212	$98,366	$1,837,700

Adjusted EBITDA	$120,944	$14,570	$19,799	$(18,226)	$137,087
Depreciation and amortization	37,289	15,654	16,830	12,571	82,344
Interest expense (income), net	—	—	—	41,525	41,525
Income tax expense (benefit)	—	—	—	4,533	4,533

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Adjusted EBITDA	$252,513	$204,197	$137,087
Less (plus):
Depreciation	57,604	59,160	60,622
Amortization	24,727	23,725	21,722
Share based compensation expense	18,790	13,236	9,605
Loss (gain) on disposal of property, plant and equipment	2,111	1,371	3,816
Restructuring costs	1,445	5,678	11,137
Asset impairment	1,511	9,439	18,202
Loss (gain) on disposal of subsidiaries	(6,575)	59,984	—
Interest expense (income), net	28,178	32,884	41,525
Loss on extinguishment of debt	—	28,046	—
Other expense (income), net	(1,959)	(1,757)	(587)
Income tax expense (benefit)	21,787	14,172	4,533
Loss (income) from discontinued operations, net of tax	752	908	630
Net income (loss) attributable to non-controlling interest	5,520	4,462	3,222
Net income (loss) attributable to Masonite	$98,622	$(47,111)	$(37,340)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Net sales to external customers:
Interior products	$1,378,959	$1,254,056	$1,192,817
Exterior products	496,617	475,161	495,445
Components	98,388	142,748	149,438
Total	$1,973,964	$1,871,965	$1,837,700

Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Net sales to external customers from facilities in:
United States	$1,284,982	$1,150,889	$1,073,710
Canada	306,130	275,882	280,276
United Kingdom(1)	262,854	—	—
Other	119,998	445,194	483,714
Total	$1,973,964	$1,871,965	$1,837,700

(1) Amount was less than 10% of consolidated net sales in the years ended January 3, 2016, and December 28, 2014, and was included as part of Other.

In the years ended January 1, 2017, January 3, 2016, and December 28, 2014, net sales to The Home Depot, Inc., were $316.2 million, $302.2 million and $308.6 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.

Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment used in continuing operations is as follows as of the dates indicated:

(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
United States	$350,899	$333,822	$329,689
Canada	60,086	55,440	65,491
Other	131,103	144,972	181,054
Total	$542,088	$534,234	$576,234

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of January 1, 2017, was $485.4 million, compared to a carrying value of $469.6 million, and the estimated fair value of the 2023 Notes as of January 3, 2016, was $484.3 million, compared to a carrying value of $468.8 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing earnings attributable to Masonite by the weighted average number of our common shares outstanding during the period. Diluted EPS is calculated by dividing earnings attributable to Masonite by the weighted average number of common shares plus the incremental number of shares issuable from non-vested and vested RSUs, SARs and warrants outstanding during the period.

(In thousands, except share and per share information)	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Net income (loss) attributable to Masonite	$98,622	$(47,111)	$(37,340)
Less: income (loss) from discontinued operations, net of tax	(752)	(908)	(630)
Income (loss) from continuing operations attributable to Masonite	$99,374	$(46,203)	$(36,710)

Shares used in computing basic earnings per share	30,359,193	30,266,747	29,588,001
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	741,883	—	—
Shares used in computing diluted earnings per share	31,101,076	30,266,747	29,588,001

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$3.27	$(1.53)	$(1.24)
Discontinued operations attributable to Masonite, net of tax	(0.02)	(0.03)	(0.02)
Total Basic earnings per common share attributable to Masonite	$3.25	$(1.56)	$(1.26)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$3.19	$(1.53)	$(1.24)
Discontinued operations attributable to Masonite, net of tax	(0.02)	(0.03)	(0.02)
Total Diluted earnings per common share attributable to Masonite	$3.17	$(1.56)	$(1.26)

Incremental shares issuable from anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	2,497,971	2,500,001
Stock appreciation rights	—	408,682	584,812
Restricted stock units	—	336,673	388,898

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Accumulated foreign exchange gains (losses), beginning of period	$(90,111)	$(57,473)	$(8,797)
Foreign exchange gain (loss)	(35,666)	(63,664)	(48,082)
Income tax benefit (expense) on foreign exchange gain (loss)	—	899	(987)
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	(1,431)	29,027	(585)
Less: foreign exchange gain (loss) attributable to non-controlling interest	225	(1,100)	(978)
Accumulated foreign exchange gains (losses), end of period	(127,433)	(90,111)	(57,473)

Accumulated pension and other post-retirement adjustments, beginning of period	(17,837)	(18,786)	(10,804)
Pension and other post-retirement adjustments	(5,941)	(1,826)	(12,045)
Income tax benefit (expense) on pension and other post-retirement adjustments	1,578	820	4,063
Amortization of actuarial net losses	1,070	889	—
Income tax benefit (expense) on amortization of actuarial net losses	(423)	(364)	—
Pension settlement charges	—	2,400	—
Income tax benefit (expense) on pension settlement charges	—	(970)	—
Accumulated pension and other post-retirement adjustments	(21,553)	(17,837)	(18,786)

Accumulated other comprehensive income (loss)	$(148,986)	$(107,948)	$(76,259)

Other comprehensive income (loss), net of tax:	$(40,813)	$(32,789)	$(57,636)
Less: other comprehensive income (loss) attributable to non-controlling interest	225	(1,100)	(978)
Other comprehensive income (loss) attributable to Masonite	$(41,038)	$(31,689)	$(56,658)

Cumulative translation adjustments are reclassified out of accumulated other comprehensive income (loss) into loss (gain) on disposal of subsidiaries in the year ended January 1, 2017, and restructuring costs in the year ended January 3, 2016, in the consolidated statements of comprehensive income (loss). Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss). Pension settlement charges are reclassified out of accumulated other comprehensive income (loss) into other expense (income), net, in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Variable Interest Entity

As of January 1, 2017, and January 3, 2016, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	January 1, 2017	January 3, 2016
Current assets	$6,633	$9,987
Property, plant and equipment, net	13,673	15,638
Long-term deferred income taxes	6,505	9,121
Other assets, net	1,789	2,270
Current liabilities	(2,044)	(5,133)
Other long-term liabilities	(2,115)	(2,944)
Non-controlling interest	(4,664)	(4,981)
Net assets of the VIE consolidated by Masonite	$19,777	$23,958

Current assets include $2.6 million and $2.1 million of cash and cash equivalents as of January 1, 2017 and January 3, 2016, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

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

	Quarter Ended
(In thousands, except per share information)	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016
Net sales	$481,027	$489,647	$513,985	$489,305
Cost of goods sold	384,533	385,845	402,881	391,060
Gross profit	96,494	103,802	111,104	98,245
Selling, general and administration expenses	63,488	63,017	68,961	64,898
Restructuring costs	1,314	215	(103)	19
Asset impairment	1,511	—	—	—
Loss (gain) on disposal of subsidiaries	—	(5,144)	(1,431)	—
Operating income (loss)	30,181	45,714	43,677	33,328
Interest expense (income), net	7,028	6,985	6,933	7,232
Other expense (income), net	(745)	(1,199)	(801)	786
Income (loss) from continuing operations before income tax expense (benefit)	23,898	39,928	37,545	25,310
Income tax expense (benefit)	6,196	6,526	2,855	6,210
Income (loss) from continuing operations	17,702	33,402	34,690	19,100
Income (loss) from discontinued operations, net of tax	(144)	(236)	(184)	(188)
Net income (loss)	17,558	33,166	34,506	18,912
Less: Net income (loss) attributable to non-controlling interest	2,128	1,157	1,151	1,084
Net income (loss) attributable to Masonite	$15,430	$32,009	$33,355	$17,828
Earnings (loss) per common share attributable to Masonite:
Basic	$0.51	$1.05	$1.09	$0.58
Diluted	$0.50	$1.03	$1.06	$0.57

	Quarter Ended
	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015
Net sales	$485,422	$475,650	$476,428	$434,465
Cost of goods sold	390,424	388,141	381,394	361,156
Gross profit	94,998	87,509	95,034	73,309
Selling, general and administration expenses	67,576	59,590	58,818	58,161
Restructuring costs	1,195	1,139	988	2,356
Asset impairment	—	9,439	—	—
Loss (gain) on disposal of subsidiaries	30,263	29,721	—	—
Operating income (loss)	(4,036)	(12,380)	35,228	12,792
Interest expense (income), net	7,165	7,179	6,787	11,753
Loss on extinguishment of debt	—	—	—	28,046
Other expense (income), net	1,782	(1,720)	(635)	(1,184)
Income (loss) from continuing operations before income tax expense (benefit)	(12,983)	(17,839)	29,076	(25,823)
Income tax expense (benefit)	(1,595)	(2,510)	15,013	3,264
Income (loss) from continuing operations	(11,388)	(15,329)	14,063	(29,087)
Income (loss) from discontinued operations, net of tax	(247)	(192)	(240)	(229)
Net income (loss)	(11,635)	(15,521)	13,823	(29,316)
Less: Net income (loss) attributable to non-controlling interest	1,583	762	381	1,736
Net income (loss) attributable to Masonite	$(13,218)	$(16,283)	$13,442	$(31,052)
Earnings (loss) per common share attributable to Masonite:
Basic	$(0.43)	$(0.54)	$0.44	$(1.03)
Diluted	$(0.43)	$(0.54)	$0.42	$(1.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 7, 2016, our Audit Committee approved the selection of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2017. There have been no disagreements, as defined in SEC Regulation S-K Item 304, with Deloitte & Touche LLP on accounting and financial disclosure during the years ended January 1, 2017, and January 3, 2016, and for the interim period through March 1, 2017. For further information, please refer to our Current Report on Form 8-K filed with the SEC on October 13, 2016.

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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2017, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2017.

The effectiveness of our internal control over financial reporting as of January 1, 2017, has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 1, 2017. See "Report of Independent Registered Public Accounting Firm" elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Annual Meeting and Record Date. The Board of Directors has set the date of the 2017 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held in Tampa, Florida, on May 11, 2017, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 13, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2017 Annual General Meeting of Shareholders (the "2017 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Board and Committee Matters - Certain Legal Proceedings", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance; Board and Committee Matters - Corporate Governance Guidelines and Code of Ethics", "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters - Board Committees; Membership - Audit Committee".

The following table sets forth information as of March 1, 2017, regarding each of our executive officers:

Name	Age	Positions
Frederick J. Lynch	52	President and Chief Executive Officer and Director
Russell T. Tiejema	48	Executive Vice President and Chief Financial Officer
Lawrence P. Repar *	55	Executive Vice President and Chief Customer Experience Officer
Robert E. Lewis	56	Senior Vice President, General Counsel and Secretary
Gail N. Auerbach	61	Senior Vice President, Human Resources
James A. "Tony" Hair	50	Senior Vice President and Business Leader, Residential Door Business
Elias E. Barrios ^	52	Senior Vice President, Global Operations and Supply Chain
____________
* Mr. Repar has notified the Company that he intends to retire from the Company on or about August 1, 2017.
^ Mr. Barrios will be leaving the Company's employment effective March 10, 2017.

Biographies

The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:

Frederick J. Lynch, (age 52) has served as President of Masonite since July 2006 and as President and Chief Executive Officer of Masonite since May 2007. Mr. Lynch has served as a Director of Masonite since June 2009. Mr. Lynch joined Masonite from Alpharma Inc., where he served as President of the human generics division and Senior Vice President of global supply chain from 2003 until 2006. Prior to joining Alpharma Inc. in 2003, Mr. Lynch spent nearly 18 years at Honeywell International Inc. (formerly AlliedSignal Inc.), most recently as vice president and general manager of the specialty chemical business. Mr. Lynch is a Director of Ingevity Corporation.

Russell T. Tiejema, (age 48) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.

Lawrence P. Repar, (age 55) joined Masonite (then known as Premdor) in 1995 and has served in a variety of executive roles, most recently as Executive Vice President and Chief Customer Experience Officer. Mr. Repar has more than 20 years of experience in the door business. Prior to joining Masonite, Mr. Repar worked for Sanwa McCarthy Securities Limited from 1992 to 1995, most recently as director of institutional sales and trading focusing on companies in the building products sector. Previously, Mr. Repar owned his own window and door company in Toronto, Canada. Mr. Repar is a member of the board of trustees for All Children's Hospital, Johns Hopkins Medicine in St. Petersburg, FL and Friends of the Hospital for Sick Children in Toronto.

Robert E. Lewis, (age 56) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2011. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.

Gail N. Auerbach, (age 61) has served as Senior Vice President of Human Resources for Masonite since September 2007 and is responsible for Masonite’s global human resources and employee communications. Ms. Auerbach launched her 30-year career in human resources with GE, spending 10 years in progressive human resources roles in several GE business divisions. Ms. Auerbach joined the Ray Ban division of Bausch & Lomb and was promoted to vice president of human resources for the Oral Care Division in 1992. For the next 10 years, Ms. Auerbach managed the human resources function for international based businesses including the Dutch based Randstad HR Solutions from 2002 to 2006.

James A. "Tony" Hair, (age 50) joined Masonite in November 2013 as Vice President and Business Leader for the Residential Door Business and he has served most recently as Masonite’s Senior Vice President and Business Leader for the Residential Door Business since December 2015. Prior to joining Masonite, Mr. Hair was with Newell Rubbermaid from 2005 to 2013, most recently serving as Senior Vice President and General Manager of the Décor Business Unit. Mr. Hair also held executive leadership positions in the Home Solutions and Tools business groups. Prior to joining Newell Rubbermaid, Mr. Hair held various engineering, supply chain and sales positions with Maytag Corporation.

Elias E. Barrios, (age 52) joined Masonite in June 2015 as Senior Vice President, Global Operations and Supply Chain. Mr. Barrios served, most recently, as Vice President Global Operations and Supply Chain, Energy Business Unit, TE Connectivity. Prior to joining TE Connectivity, Mr. Barrios spent 14 years with Honeywell (and the former AlliedSignal) in seven progressive roles from Project Manager to Acting Vice President – Aircraft Accessories & Landing Systems. Mr. Barrios earned his BS degree in Mechanical Engineering from Metropolitan University in Caracas, Venezuela, an MS in Operations Research from Venezuela Central University and an MS in Management, Concentration in Management of Technology, at Georgia Institute of Technology in Atlanta, Georgia.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2017 Proxy Statement. Such information will be included in the 2017 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report", "Executive Compensation" and "Corporate Governance; Board and Committee Matters - Compensation Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2017 Proxy Statement. Such information will be included in the 2017 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2017 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters - Board Committees; Membership" and "Certain Relationships and Related Party Transactions".

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2017 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	58
		Consolidated Statements of Comprehensive Income (Loss)	59
		Consolidated Balance Sheets	60
		Consolidated Statements of Changes in Equity	61
		Consolidated Statements of Cash Flows	62
		Notes to the Consolidated Financial Statements	63
	2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included.

	3.	See “Index to Exhibits” on pages 114 through 118, which is incorporated by reference herein.
(b)	The exhibits listed on the “Index to Exhibits” on pages 114 through 118 are filed with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	March 1, 2017	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frederick J. Lynch	President and Chief Executive Officer and Director	March 1, 2017
Frederick J. Lynch	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	March 1, 2017
Russell T. Tiejema	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	March 1, 2017
Robert J. Byrne

/s/ Jody L. Bilney	Director	March 1, 2017
Jody L. Bilney

/s/ Peter R. Dachowski	Director	March 1, 2017
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	March 1, 2017
Jonathan F. Foster

/s/ George A. Lorch	Director	March 1, 2017
George A. Lorch

/s/ Rick J. Mills	Director	March 1, 2017
Rick J. Mills

/s/ Francis M. Scricco	Director	March 1, 2017
Francis M. Scricco

/s/ John C. Wills	Director	March 1, 2017
John C. Wills

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
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
Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K
(File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2015)

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
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States employees (incorporated by reference to Exhibit 10.3(f) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.3(k) ^
Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, dated as of November 5, 2015, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.3(k) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(l) ^
Restricted Stock Unit Agreement Pursuant to the Amended and Restated Masonite International Corporation 2012 Equity Incentive Plant, dated as of December 22, 2015, by and between Masonite International Corporation and Lawrence P. Repar (incorporated by reference to Exhibit 10.3(l) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(m) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Directors (2015) (incorporated by reference to Exhibit 10.3(m) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(n) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (November 2015) (incorporated by reference to Exhibit 10.3(n) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(o) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (December 2015) (incorporated by reference to Exhibit 10.3(o) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(p) ^
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(p) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(q) ^
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(q) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(r) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(r) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(s)* ^	Amendment No. 1 to Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan dated February 7, 2017
10.3(t)* ^	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017)
10.3(u)* ^	Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017)
10.3(v)* ^	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017)
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

10.4(m)* ^	Amendment No. 1 to Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan dated February 7, 2017
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

Exhibit No.	Description
10.5(d) ^
Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Elias E. Barrios (incorporated by reference to Exhibit 10.5(d) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.5(e) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(f)* ^	Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and James A. Hair
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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

Exhibit No.	Description
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Denotes management contract or compensatory plan.