Form 10-Q
period 2017-04-02
MASONITE INTERNATIONAL CORP
filed 2017-05-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
or
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
____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had outstanding 29,856,884 shares of Common Stock, no par value, as of May 4, 2017.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 2, 2017

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2017, and elsewhere in this Quarterly Report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our ability to successfully implement our business strategy;

•	general economic, market and business conditions, including foreign exchange rate fluctuation and inflation;

•	levels of residential new construction; residential repair, renovation and remodeling; and non-residential building construction activity;

•	the United Kingdom's formal trigger of the two year process for its exit from the European Union, and related negotiations;

•	competition;

•	our ability to manage our operations including integrating our recent acquisitions and companies or assets we acquire in the future;

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net sales	$487,181	$489,305
Cost of goods sold	391,624	391,060
Gross profit	95,557	98,245
Selling, general and administration expenses	64,845	64,898
Restructuring costs	293	19
Operating income (loss)	30,419	33,328
Interest expense (income), net	7,024	7,232
Other expense (income), net	(249)	786
Income (loss) from continuing operations before income tax expense (benefit)	23,644	25,310
Income tax expense (benefit)	(1,679)	6,210
Income (loss) from continuing operations	25,323	19,100
Income (loss) from discontinued operations, net of tax	(245)	(188)
Net income (loss)	25,078	18,912
Less: net income (loss) attributable to non-controlling interest	1,513	1,084
Net income (loss) attributable to Masonite	$23,565	$17,828

Earnings (loss) per common share attributable to Masonite:
Basic	$0.79	$0.58
Diluted	$0.77	$0.57

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.80	$0.59
Diluted	$0.78	$0.57

Comprehensive income (loss):
Net income (loss)	$25,078	$18,912
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,730	3,872
Amortization of actuarial net losses	292	242
Income tax benefit (expense) related to other comprehensive income (loss)	(757)	(96)
Other comprehensive income (loss), net of tax:	5,265	4,018
Comprehensive income (loss)	30,343	22,930
Less: comprehensive income (loss) attributable to non-controlling interest	1,617	1,571
Comprehensive income (loss) attributable to Masonite	$28,726	$21,359

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	April 2, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$34,473	$71,714
Restricted cash	12,210	12,196
Accounts receivable, net	270,846	242,197
Inventories, net	238,375	225,940
Prepaid expenses	24,035	24,291
Income taxes receivable	2,662	2,399
Total current assets	582,601	578,737
Property, plant and equipment, net	541,023	542,088
Investment in equity investees	9,599	9,302
Goodwill	129,589	129,286
Intangible assets, net	186,334	190,154
Long-term deferred income taxes	9,917	9,478
Other assets, net	19,641	16,816
Total assets	$1,478,704	$1,475,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107,239	$96,178
Accrued expenses	112,505	133,799
Income taxes payable	702	1,201
Total current liabilities	220,446	231,178
Long-term debt	471,242	470,745
Long-term deferred income taxes	70,810	70,423
Other liabilities	40,604	43,739
Total liabilities	803,102	816,085
Commitments and Contingencies (Note 8)
Equity:
Share capital: unlimited shares authorized, no par value, 29,929,160 and 29,774,784 shares issued and outstanding as of April 2, 2017, and January 1, 2017, respectively	658,156	650,007
Additional paid-in capital	220,357	234,926
Accumulated deficit	(73,595)	(89,063)
Accumulated other comprehensive income (loss)	(143,825)	(148,986)
Total equity attributable to Masonite	661,093	646,884
Equity attributable to non-controlling interests	14,509	12,892
Total equity	675,602	659,776
Total liabilities and equity	$1,478,704	$1,475,861

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(114,468)	$(107,948)	$672,547	$13,179	$685,726

Net income (loss)				98,622		98,622	5,520	104,142
Other comprehensive income (loss), net of tax					(41,038)	(41,038)	225	(40,813)
Dividends to non-controlling interests						—	(6,032)	(6,032)
Share based compensation expense			18,790			18,790		18,790
Common shares issued for delivery of share based awards	366,556	7,901	(7,901)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,210)			(4,210)		(4,210)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,668,057)	(35,985)		(73,217)		(109,202)		(109,202)
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				23,565		23,565	1,513	25,078
Other comprehensive income (loss), net of tax					5,161	5,161	104	5,265
Share based compensation expense			2,427			2,427		2,427
Common shares issued for delivery of share based awards	289,471	10,681	(10,681)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(6,167)			(6,167)		(6,167)
Common shares issued under employee stock purchase plan	9,352	623	(148)			475		475
Common shares repurchased and retired	(144,447)	(3,155)		(8,097)		(11,252)		(11,252)
Balances as of April 2, 2017	29,929,160	$658,156	$220,357	$(73,595)	$(143,825)	$661,093	$14,509	$675,602

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	April 2, 2017	April 3, 2016
Net income (loss)	$25,078	$18,912
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	245	188
Depreciation	14,024	14,570
Amortization	5,970	6,464
Share based compensation expense	2,427	3,728
Deferred income taxes	(1,048)	4,368
Unrealized foreign exchange loss (gain)	266	1,428
Share of loss (income) from equity investees, net of tax	(297)	(428)
Pension and post-retirement expense (funding), net	(1,651)	(1,443)
Non-cash accruals and interest	456	606
Loss (gain) on sale of property, plant and equipment	(274)	132
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29,226)	(41,718)
Inventories	(10,613)	(9,839)
Prepaid expenses	1,020	(365)
Accounts payable and accrued expenses	(4,334)	7,258
Other assets and liabilities	(4,577)	(694)
Net cash flow provided by (used in) operating activities	(2,534)	3,167
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	396	57
Additions to property, plant and equipment	(14,668)	(23,756)
Restricted cash	(14)	—
Other investing activities	(1,008)	(584)
Net cash flow provided by (used in) investing activities	(15,294)	(24,283)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	423	—
Repayments of long-term debt	(141)	(34)
Tax withholding on share based awards	(6,167)	(278)
Distributions to non-controlling interests	—	(380)
Repurchases of common shares	(11,252)	(16,026)
Net cash flow provided by (used in) financing activities	(17,137)	(16,718)
Net foreign currency translation adjustment on cash	(2,276)	(1,371)
Increase (decrease) in cash and cash equivalents	(37,241)	(39,205)
Cash and cash equivalents, beginning of period	71,714	89,187
Cash and cash equivalents, at end of period	$34,473	$49,982

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

Description of Business

Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 65 manufacturing locations in 8 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017, as filed with the SEC. There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2016 audited consolidated financial statements, other than as noted below.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods.

Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory," which amended ASC 330, "Inventory." This ASU requires the measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. The adoption of this standard did not have a material impact on the presentation of our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Recent Accounting Pronouncements not yet Adopted

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which amends ASC 715, “Retirement Benefits”. This ASU requires disaggregation of the service cost component from the other components of net benefit cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted and retrospective application is required. We are in the process of evaluating this guidance to determine the impact it may have on our financial statements.

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

2. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
January 1, 2017	2,843	32,410	94,033	129,286
Foreign exchange fluctuations	4	262	37	303
April 2, 2017	$2,847	$32,672	$94,070	$129,589

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	April 2, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(68,380)	$(14,901)	$72,646
Patents	31,150	(20,026)	(936)	10,188
Software	31,778	(27,883)	(223)	3,672
Other	15,480	(9,823)	(2,097)	3,560
	234,335	(126,112)	(18,157)	90,066
Indefinite life intangible assets:
Trademarks and tradenames	108,338	—	(12,070)	96,268
Total intangible assets	$342,673	$(126,112)	$(30,227)	$186,334

	January 1, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(64,762)	$(15,261)	$75,904
Patents	30,698	(19,451)	(971)	10,276
Software	31,222	(26,865)	(234)	4,123
Other	12,280	(9,147)	(1,883)	1,250
	230,127	(120,225)	(18,349)	91,553
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(12,937)	98,601
Total intangible assets	$341,665	$(120,225)	$(31,286)	$190,154

Amortization of intangible assets was $5.9 million and $6.2 million for the three months ended April 2, 2017, and April 3, 2016, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

The estimated future amortization of intangible assets with definite lives as of April 2, 2017, is as follows:

(In thousands)
Fiscal year:
2017 (remaining nine months)	$17,318
2018	16,756
2019	14,571
2020	12,027
2021	9,220

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 54.7% and 57.3% of total accounts receivable as of April 2, 2017, and January 1, 2017, respectively. Our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., each accounted for more than 10% of the consolidated gross accounts receivable balance as of April 2, 2017, and January 1, 2017. No other individual customers accounted for greater than 10% of consolidated gross accounts receivable balance at either April 2, 2017, or January 1, 2017. The allowance for doubtful accounts balance was $1.1 million and $1.0 million as of April 2, 2017, and January 1, 2017, respectively.

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

4. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	April 2, 2017	January 1, 2017
Raw materials	$171,484	$165,896
Finished goods	73,165	65,791
Provision for obsolete or aged inventory	(6,274)	(5,747)
Inventories, net	$238,375	$225,940

5. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	April 2, 2017	January 1, 2017
Land	$24,718	$24,562
Buildings	164,898	163,802
Machinery and equipment	605,543	595,929
Property, plant and equipment, gross	795,159	784,293
Accumulated depreciation	(254,136)	(242,205)
Property, plant and equipment, net	$541,023	$542,088

Total depreciation expense was $14.0 million and $14.6 million in the three months ended April 2, 2017, and April 3, 2016, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	April 2, 2017	January 1, 2017
5.625% senior unsecured notes due 2023	$475,000	$475,000
Debt issuance costs for 2023 Notes	(5,183)	(5,393)
Capital lease obligations	632	768
Other long-term debt	793	370
Total long-term debt	$471,242	$470,745

Interest expense related to our consolidated indebtedness under senior unsecured notes was $6.9 million and $7.0 million for the three months ended April 2, 2017, and April 3, 2016, respectively.

5.625% Senior Notes due 2023

On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the "2023 Notes"). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of April 2, 2017, and January 1, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

ABL Facility

On April 9, 2015, we and certain of our subsidiaries entered into a $150.0 million asset-based revolving credit facility (the "ABL Facility") maturing on April 9, 2020. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain ineligible amounts.

Obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

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

The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of April 2, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

7. Share Based Compensation Plans

Share based compensation expense was $2.4 million and $3.7 million for the three months ended April 2, 2017, and April 3, 2016, respectively. As of April 2, 2017, the total remaining unrecognized compensation expense related to share based compensation amounted to $23.2 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

Equity Incentive Plans

Prior to July 9, 2012, we had a management equity incentive plan (the "2009 Plan"). The 2009 Plan required granting by June 9, 2012, equity instruments which upon exercise would result in management (excluding directors) owning 9.55% of our common equity (3,554,811 shares) on a fully diluted basis, after giving consideration to the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of April 2, 2017, there were 1,459,106 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of April 2, 2017, the liability and asset relating to deferred compensation had a fair value of $4.6 million and $4.5 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of April 2, 2017, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was $0.4 million during the three months ended April 2, 2017. No SARs vested during the three months ended and April 3, 2016.

Three Months Ended April 2, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(181,965)	10,846	19.04
Forfeited	(9,019)		65.21
Outstanding, end of period	658,571	$32,339	$30.15	5.0

Exercisable, end of period	556,388	$31,248	$23.09	4.2

Three Months Ended April 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(24,443)	1,122	15.35
Forfeited	(2,400)		32.68
Outstanding, end of period	986,109	$40,908	$24.89	5.4

Exercisable, end of period	679,384	$33,765	$16.67	4.0

The value of SARs granted in the three months ended April 2, 2017, as determined using the Black-Scholes Merton valuation model, was $1.3 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

	2017 Grants	2016 Grants
SAR value (model conclusion)	$22.65	$16.78
Risk-free rate	2.0%	1.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	25.8%	26.2%
Expected term (years)	6.0	6.0

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

	Three Months Ended
	April 2, 2017		April 3, 2016
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	501,926	$58.51	526,930	$49.31
Granted	226,808	70.60	172,251	57.51
Delivered	(176,077)		(31,120)
Withheld to cover (1)	(54,614)		(4,745)
Forfeited	(30,664)		(3,440)
Outstanding, end of period	467,379	$65.72	659,876	$50.94
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

Approximately one-third of the RSUs granted during the three months ended April 2, 2017, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended April 2, 2017, was $16.0 million and is being recognized over the weighted average requisite service period of 2.8 years. During the three months ended April 2, 2017, there were 230,691 RSUs vested at a fair value of $12.8 million.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 had an expiration date of June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provided the holders with a cashless exercise option. There was no activity related to warrants during the three months ended April 2, 2017, and there were no warrants outstanding as of either April 2, 2017, or January 1, 2017. During the three months ended April 3, 2016, holders of the 2016 Warrants exercised 1,076,387 warrants via the cashless option and we issued 108,274 new common shares to the holders. We have accounted for these warrants as equity instruments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Commitments and Contingencies

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

(In thousands)
Fiscal year:
2017 (remaining nine months)	$16,227
2018	20,404
2019	19,061
2020	16,361
2021	12,453
Thereafter	72,254
Total future minimum lease payments	$156,760

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $7.1 million and $6.4 million for the three months ended April 2, 2017, and April 3, 2016, respectively.

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

Legal Proceedings

In November 2015, Derrick Byrd, a former hourly employee in California, filed a putative class action lawsuit against us in California Superior Court alleging violations of California wage and hour laws with respect to meal periods and rest breaks and other technical wage and hour issues. In January 2016, we removed the lawsuit to the United States District Court for the Central District of California and on February 25, 2016, the court dismissed the complaint in its entirety. On March 18, 2016, the plaintiff filed an amended complaint, which we moved to dismiss, and we moved to strike several of the plaintiff’s causes of action. On July 7, 2016, the court dismissed several of the plaintiff’s causes of action and gave the plaintiff leave to amend. On July 29, 2016, the plaintiff filed a second amended complaint containing a narrower version of nine of the eleven original claims. We answered this amended complaint on August 12, 2016, and amended our answer on September 14, 2016. On November 28, 2016, the plaintiff filed a third amended complaint to add an additional individual as a plaintiff. On December 19, 2016, we answered this amended complaint. The plaintiffs continue to allege violations with respect to overtime pay, meal periods, rest breaks, minimum wage, timely pay, wage statement detail and reimbursement of business expenses. The lawsuit seeks damages, penalties, attorney’s fees and an award under the California Private Attorney General Act. Discovery is underway. The court has set the deadline for the plaintiff to file his motion for class certification for August 21, 2017, and the trial date has been set for November 28, 2017, although those dates may be extended. The parties have engaged in preliminary settlement negotiations and a mediation session is scheduled to be held in May 2017. While we intend to defend the lawsuit vigorously, there can be no assurance that the ultimate resolution of this lawsuit will not have a material, adverse effect on our consolidated financial condition or results of operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In addition, from time to time, we are involved in various claims, legal actions and government audits. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.

9. Restructuring Costs

Restructuring costs were not material in the three months ended April 2, 2017, or April 3, 2016. The following table summarizes the cumulative restructuring charges recorded by plan:

	Cumulative Amount Incurred Through April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$1,584	$—	$1,584
2015 Plan	—	2,335	—	3,303	5,638
2014 Plan	—	—	—	9,503	9,503
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,695	—	3,609	18,682
Total Restructuring Costs	$5,403	$17,763	$1,584	$18,572	$43,322

During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies, and is expected to be completed by the end of the third quarter of 2017. Costs associated with the 2016 Plan include closure costs and severance. As of April 2, 2017, we expect to incur approximately $2.2 million of additional charges related to the 2016 Plan.

Our restructuring plans initiated in 2015 and prior years are described in detail in our Annual Report on Form 10-K for the year ended January 1, 2017. Costs associated with the 2015, 2014, 2013 and 2012 and Prior Plans include severance and closure charges and are substantially completed. The 2013 Plan also included impairment of certain property, plant and equipment. The 2012 and Prior Plans are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of April 2, 2017, we do not expect to incur any material future charges relating to the 2015 Plan, the 2013 Plan or the 2012 and Prior Plans and, pending the ultimate resolution of the Stay of Proceedings, we do not anticipate any material future charges related to the 2014 Plan.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2017	Severance	Cash Payments	April 2, 2017
2016 Plan	$1,300	$271	$367	$1,204
2015 Plan	282	22	76	228
2014 Plan	426	—	—	426
2012 and Prior Plans	465	—	27	438
Total	$2,473	$293	$470	$2,296

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	April 3, 2016
2015 Plan	$774	$(8)	$27	$276	$517
2014 Plan	442	—	—	13	429
2013 Plan	316	—	—	192	124
2012 and Prior Plans	858	—	—	187	671
Total	$2,390	$(8)	$27	$668	$1,741

10. Income Taxes

The effective tax rate differs from the Canadian statutory rate of 26.6% primarily due to changes in our valuation allowances, tax exempt income and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate. In addition, we recognized $5.0 million of income tax benefit due to the exercise and delivery of share-based awards during the three months ended April 2, 2017. There was no such benefit recognized during the three months ended April 3, 2016.

11. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Transactions involving cash:
Interest paid	$13,592	$13,487
Interest received	54	70
Income taxes paid	2,763	2,737
Income tax refunds	13	62
Non-cash transactions:
Property, plant and equipment additions in accounts payable	3,984	4,118

12. Segment Information

Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom and Central Eastern Europe operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

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

(In thousands)	Three Months Ended April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$339,129	$70,827	$75,919	$7,341	$493,216
Intersegment sales	(1,087)	(856)	(4,092)	—	(6,035)
Net sales to external customers	$338,042	$69,971	$71,827	$7,341	$487,181

Adjusted EBITDA	$44,937	$7,674	$5,214	$(4,966)	$52,859

(In thousands)	Three Months Ended April 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$330,616	$80,607	$76,309	$6,473	$494,005
Intersegment sales	(1,887)	(16)	(2,797)	—	(4,700)
Net sales to external customers	$328,729	$80,591	$73,512	$6,473	$489,305

Adjusted EBITDA	$51,375	$10,118	$4,431	$(7,683)	$58,241

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Adjusted EBITDA	$52,859	$58,241
Less (plus):
Depreciation	14,024	14,570
Amortization	5,970	6,464
Share based compensation expense	2,427	3,728
Loss (gain) on disposal of property, plant and equipment	(274)	132
Restructuring costs	293	19
Interest expense (income), net	7,024	7,232
Other expense (income), net	(249)	786
Income tax expense (benefit)	(1,679)	6,210
Loss (income) from discontinued operations, net of tax	245	188
Net income (loss) attributable to non-controlling interest	1,513	1,084
Net income (loss) attributable to Masonite	$23,565	$17,828

13. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of April 2, 2017, and January 1, 2017, was $478.1 million and $485.4 million, respectively, compared to a carrying value of $469.8 million and $469.6 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Earnings Per Share

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

(In thousands, except share and per share information)	Three Months Ended
	April 2, 2017	April 3, 2016
Net income (loss) attributable to Masonite	$23,565	$17,828
Less: income (loss) from discontinued operations, net of tax	(245)	(188)
Income (loss) from continuing operations attributable to Masonite	$23,810	$18,016

Shares used in computing basic earnings per share	29,861,099	30,494,976
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	593,889	876,980
Shares used in computing diluted earnings per share	30,454,988	31,371,956

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.80	$0.59
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$0.79	$0.58

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.78	$0.57
Discontinued operations attributable to Masonite, net of tax	(0.01)	—
Total Diluted earnings per common share attributable to Masonite	$0.77	$0.57

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Accumulated foreign currency translation gains (losses), beginning of period	$(127,433)	$(90,111)
Foreign currency translation gain (loss)	5,730	3,872
Income tax benefit (expense) on foreign currency translation gain (loss)	(643)	—
Less: foreign currency translation gain (loss) attributable to non-controlling interest	104	487
Accumulated foreign currency translation gains (losses), end of period	(122,450)	(86,726)

Accumulated pension and other post-retirement adjustments, beginning of period	(21,553)	(17,837)
Amortization of actuarial net losses	292	242
Income tax benefit (expense) on amortization of actuarial net losses	(114)	(96)
Accumulated pension and other post-retirement adjustments	(21,375)	(17,691)

Accumulated other comprehensive income (loss)	$(143,825)	$(104,417)

Other comprehensive income (loss), net of tax	$5,265	$4,018
Less: other comprehensive income (loss) attributable to non-controlling interest	104	487
Other comprehensive income (loss) attributable to Masonite	$5,161	$3,531

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Variable Interest Entity

As of April 2, 2017, and January 1, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	April 2, 2017	January 1, 2017
Current assets	$9,041	$6,633
Property, plant and equipment, net	13,228	13,673
Long-term deferred income taxes	6,550	6,505
Other assets, net	1,932	1,789
Current liabilities	(2,275)	(2,044)
Other long-term liabilities	(2,143)	(2,115)
Non-controlling interest	(5,260)	(4,664)
Net assets of the VIE consolidated by Masonite	$21,073	$19,777

Current assets include $4.9 million and $2.6 million of cash and cash equivalents as of April 2, 2017, and January 1, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended April 2, 2017, and April 3, 2016. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended January 1, 2017. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. Certain prior year amounts have been reclassified to conform to the current basis of presentation.

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
We operate 65 manufacturing and distribution facilities in 8 countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers and homebuilders; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended April 2, 2017, we generated net sales of $338.0 million or 69.4%, $70.0 million or 14.4% and $71.8 million or 14.7% in our North American Residential, Europe and Architectural segments, respectively.

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

Additionally, the United Kingdom's formal trigger of the two year process for its exit from the European Union, and related negotiations, has created uncertainty in European demand, particularly in the United Kingdom, which could have a material adverse effect on the demand for our products in the foreseeable future.

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

MASONITE INTERNATIONAL CORPORATION

Organizational Restructuring
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies, and is expected to be completed by the end of the third quarter of 2017. Costs associated with the 2016 Plan include closure costs and severance. As of April 2, 2017, we expect to incur approximately $2.2 million of additional charges related to the 2016 Plan. Once completed, the 2016 Plan is expected to increase our annual earnings and cash flows by approximately $4 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the three months ended April 2, 2017, and April 3, 2016, approximately 34% and 33% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
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

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended January 1, 2017. For the definition of and other information regarding Adjusted EBITDA, please see Note 12. Segment Information to the condensed consolidated financial statements in this Quarterly Report.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Net sales	$487,181	$489,305
Cost of goods sold	391,624	391,060
Gross profit	95,557	98,245
Gross profit as a % of net sales	19.6%	20.1%
Selling, general and administration expenses	64,845	64,898
Selling, general and administration expenses as a % of net sales	13.3%	13.3%
Restructuring costs	293	19
Operating income (loss)	30,419	33,328
Interest expense (income), net	7,024	7,232
Other expense (income), net	(249)	786
Income (loss) from continuing operations before income tax expense (benefit)	23,644	25,310
Income tax expense (benefit)	(1,679)	6,210
Income (loss) from continuing operations	25,323	19,100
Income (loss) from discontinued operations, net of tax	(245)	(188)
Net income (loss)	25,078	18,912
Less: net income (loss) attributable to non-controlling interest	1,513	1,084
Net income (loss) attributable to Masonite	$23,565	$17,828
Three Months Ended April 2, 2017, Compared with Three Months Ended April 3, 2016
Net Sales
Net sales in the three months ended April 2, 2017, were $487.2 million, a decrease of $2.1 million or 0.4% from $489.3 million in the three months ended April 3, 2016. Net sales in the first three months of 2017 were negatively impacted by $8.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $6.6 million or 1.3% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first three months of 2017 by $20.7 million or 4.2% compared to the same period in 2016. Partially offsetting this increase was lower volume in the first three months of 2017 which decreased net sales by $13.4 million or 2.7% compared to the same period in 2016 and net sales of components and other products to external customers, which were $0.7 million lower in the first three months of 2017 compared to the same period in 2016.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
North American Residential	$339,129	$330,616
North American Residential intersegment	(1,087)	(1,887)
North American Residential net sales to external customers	$338,042	$328,729
Percentage of consolidated net sales	69.4%	67.2%

Europe	$70,827	$80,607
Europe intersegment	(856)	(16)
Europe net sales to external customers	$69,971	$80,591
Percentage of consolidated net sales	14.4%	16.5%

Architectural	$75,919	$76,309
Architectural intersegment	(4,092)	(2,797)
Architectural net sales to external customers	$71,827	$73,512
Percentage of consolidated net sales	14.7%	15.0%

Corporate & Other net sales to external customers	$7,341	$6,473

Net sales to external customers	$487,181	$489,305

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended April 2, 2017, were $338.0 million, an increase of $9.3 million or 2.8% from $328.7 million in the three months ended April 3, 2016. Net sales in the first three months of 2017 were positively impacted by $0.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $8.4 million or 2.6% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first three months of 2017 by $12.2 million or 3.7% compared to the same period in 2016. Partially offsetting this increase were lower volume, which decreased net sales in the first three months of 2017 by $3.5 million or 1.1% compared to the same period in 2016 and net sales of components and other products to external customers, which were $0.3 million lower in the first three months of 2017 compared to the same period in 2016.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended April 2, 2017, were $70.0 million, a decrease of $10.6 million or 13.2% from $80.6 million in the three months ended April 3, 2016. Net sales in 2017 were negatively impacted by $9.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $0.8 million or 1.0% due to changes in volume, average unit price and sales of other products. Lower volume decreased net sales in the first three months of 2017 by $2.4 million or 3.0% compared to the same period in 2016 and net sales of components and other products to external customers were $1.3 million lower in the first three months of 2017 compared to the same period in 2016. Partially offsetting these decreases was a $2.9 million or 3.6% increase in average unit price in the first three months of 2017 compared to the same period in 2016.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended April 2, 2017, were $71.8 million, a decrease of $1.7 million or 2.3% from $73.5 million in the three months ended April 3, 2016. Net sales in 2017 were positively impacted by $0.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $1.9 million or 2.6% due to changes in volume, average unit price and sales of other products. Lower volume decreased net sales in the first three months of 2017 by $7.8 million or 10.6% compared to the same period in 2016. Partially offsetting this decrease was a $5.6 million or 7.6% increase in average unit price in the first three months of 2017 compared to the same period in 2016 and net sales of components and other products to external customers, which were $0.3 million higher in the first three months of 2017 compared to the same period in 2016.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 80.4% and 79.9% for the three months ended April 2, 2017, and April 3, 2016, respectively. Overhead, distribution and direct labor costs as a percentage of net sales in the first three months of 2017 increased 1.4%, 0.8% and 0.7%, respectively. These increases were driven by operational and distribution inefficiencies and wage inflation. Material cost of sales and depreciation costs as a percentage of net sales in the first three months of 2017 decreased 2.3% and 0.1%, respectively, over the 2016 period. The decrease in material cost of sales was driven primarily by favorable average unit prices.
Selling, General and Administration Expenses
In the three months ended April 2, 2017, SG&A expenses, as a percentage of net sales, were 13.3%, which was flat compared to the three months ended April 3, 2016.
SG&A expenses in the three months ended April 2, 2017, were $64.8 million, a decrease of $0.1 million from $64.9 million in the three months ended April 3, 2016. The decrease was driven by a $1.5 million reduction of non-cash items in SG&A expenses including share based compensation, depreciation and amortization, favorable foreign exchange impacts of $0.2 million and other decreases of $0.7 million. These decreases were partially offset by a $2.3 million increase in marketing costs.

Interest Expense, Net
Interest expense, net, in the three months ended April 2, 2017, was $7.0 million, compared to $7.2 million in the three months ended April 3, 2016.
Other Expense (Income), Net
Other expense (income), net, in the three months ended April 2, 2017, was $(0.2) million, compared to $0.8 million in the three months ended April 3, 2016. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of the net gain related to our non-majority owned unconsolidated subsidiary that is recognized under the equity method of accounting and other miscellaneous non-operating expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Our income tax expense in the three months ended April 2, 2017, decreased by $7.9 million compared to the three months ended April 3, 2016. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $8.3 million in the three months ended April 2, 2017, compared to $1.1 million of discrete income tax benefit recorded in the three months ended April 3, 2016. The discrete income tax benefits of $8.3 million are primarily attributable to $5.0 million of discrete income tax benefit related to the exercise and delivery of share-based awards during the three months ended April 2, 2017. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$44,937	$7,674	$5,214	$(4,966)	$52,859
Adjusted EBITDA as a percentage of segment net sales	13.3%	11.0%	7.3%		10.8%

	Three Months Ended April 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$51,375	$10,118	$4,431	$(7,683)	$58,241
Adjusted EBITDA as a percentage of segment net sales	15.6%	12.6%	6.0%		11.9%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$44,937	$7,674	$5,214	$(4,966)	$52,859
Less (plus):
Depreciation	7,484	1,810	2,370	2,360	14,024
Amortization	993	1,667	2,161	1,149	5,970
Share based compensation expense	—	—	—	2,427	2,427
Loss (gain) on disposal of property, plant and equipment	(399)	140	(27)	12	(274)
Restructuring costs	—	—	271	22	293
Interest expense (income), net	—	—	—	7,024	7,024
Other expense (income), net	—	93	—	(342)	(249)
Income tax expense (benefit)	—	—	—	(1,679)	(1,679)
Loss (income) from discontinued operations, net of tax	—	—	—	245	245
Net income (loss) attributable to non-controlling interest	917	—	—	596	1,513
Net income (loss) attributable to Masonite	$35,942	$3,964	$439	$(16,780)	$23,565

	Three Months Ended April 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$51,375	$10,118	$4,431	$(7,683)	$58,241
Less (plus):
Depreciation	7,920	2,076	2,507	2,067	14,570
Amortization	1,158	2,396	2,147	763	6,464
Share based compensation expense	—	—	—	3,728	3,728
Loss (gain) on disposal of property, plant and equipment	91	31	41	(31)	132
Restructuring costs	—	21	—	(2)	19
Interest expense (income), net	—	—	—	7,232	7,232
Other expense (income), net	—	71	—	715	786
Income tax expense (benefit)	—	—	—	6,210	6,210
Loss (income) from discontinued operations, net of tax	—	—	—	188	188
Net income (loss) attributable to non-controlling interest	838	—	—	246	1,084
Net income (loss) attributable to Masonite	$41,368	$5,523	$(264)	$(28,799)	$17,828

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment decreased $6.5 million, or 12.6%, to $44.9 million in the three months ended April 2, 2017, from $51.4 million in the three months ended April 3, 2016. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.7 million and $12.7 million in the first quarter of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment decreased $2.4 million, or 23.8%, to $7.7 million in the three months ended April 2, 2017, from $10.1 million in the three months ended April 3, 2016.
Adjusted EBITDA in our Architectural segment increased $0.8 million, or 18.2%, to $5.2 million in the three months ended April 2, 2017, from $4.4 million in the three months ended April 3, 2016. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $2.2 million and $1.9 million in the first quarter of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs with third parties and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, especially in the case of a market recovery, capital expenditures and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of April 2, 2017, we had $34.5 million of cash and cash equivalents, availability under our ABL Facility of $125.9 million and availability under our AR Sales Program of $27.1 million.
Cash Flows
            Cash used in operating activities was $2.5 million during the three months ended April 2, 2017, compared to $3.2 million provided in the three months ended April 3, 2016. This $5.7 million net decrease in cash provided by operating activities was primarily due to a $3.4 million decrease in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in the first three months of 2017 compared to the same period in 2016 with the remaining decrease due to changes in net working capital.

Cash used in investing activities was $15.3 million during the three months ended April 2, 2017, compared to $24.3 million in the three months ended April 3, 2016. This $9.0 million decrease in cash used in investing activities was driven by a decrease of $9.1 million in cash additions to property, plant and equipment in the first three months of 2017 compared to the same period in 2016, partially offset by a $0.1 million reduction in other investing outflows.
Cash used in financing activities was $17.1 million during the three months ended April 2, 2017, compared to $16.7 million used during the three months ended April 3, 2016. This $0.4 million increase in cash used in financing activities was driven by a $5.9 million increase in tax withholding on share based awards delivered in the first three months of 2017 compared to the same period in 2016, mostly offset by a $4.7 million reduction in common shares repurchased and retired and $0.8 million of other financing net inflows.
Share Repurchases
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and other amount of any share repurchases will be determined by management based on our

MASONITE INTERNATIONAL CORPORATION

evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the three months ended April 2, 2017, we repurchased and retired 0.1 million of our common shares in the open market at an aggregate cost of $11.3 million as part of the share repurchase programs. As of April 2, 2017, $229.5 million was available for repurchase in accordance with the share repurchase programs.

Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of April 2, 2017, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On March 23, 2015, we issued $475.0 million aggregate principal senior unsecured notes (the "2023 Notes"). The 2023 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes were issued at par and bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. We received net proceeds of $467.9 million after deducting $7.1 million of debt issuance costs. The debt issuance costs were capitalized as deferred financing costs and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2023 Notes, together with existing cash balances, were used to redeem the $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our

MASONITE INTERNATIONAL CORPORATION

restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of April 2, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

ABL Facility
On April 9, 2015, we and certain of our subsidiaries entered into a $150.0 million asset-based revolving credit facility (the "ABL Facility") maturing on April 9, 2020. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain ineligible amounts.

Obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries.

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
The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of April 2, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

Supplemental Guarantor Financial Information

As described above, obligations under the ABL Facility are secured by a first priority security interest in substantially all of the current assets of Masonite and our subsidiaries. In addition, our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $434.8 million and $409.3 million for the three months ended April 2, 2017 and April 3, 2016, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $48.9 million and $50.4 million for the three months ended April 2, 2017 and April 3, 2016, respectively. Our non-guarantor subsidiaries had total assets of $1.5 billion and $1.3 billion as of April 2, 2017, and January 1, 2017, respectively; and total liabilities of $686.5 million and $771.2 million as of April 2, 2017, and January 1, 2017, respectively.

MASONITE INTERNATIONAL CORPORATION

Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended January 1, 2017. We believe there have been no material changes to the information provided therein.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under "Legal Proceedings" in Note 8. Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended January 1, 2017. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended April 2, 2017, we repurchased 144,447 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2, 2017, through January 29, 2017	15,637	64.44	15,637	239,789,873
January 30, 2017, through March 2, 2017	—	—	—	239,789,873
March 3, 2017, through April 2, 2017	128,810	79.53	128,810	229,545,340
Total	144,447	$77.90	144,447

We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and other amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of April 2, 2017, $229.5 million was available for repurchase in accordance with the share repurchase programs.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 9, 2017	By	/s/ Russell T. Tiejema
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