Form 10-Q
period 2017-07-02
MASONITE INTERNATIONAL CORP
filed 2017-08-10
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
or
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
The registrant had outstanding 29,544,506 shares of Common Stock, no par value, as of August 7, 2017.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 2, 2017

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$519,741	$513,985	$1,006,922	$1,003,290
Cost of goods sold	412,415	402,881	804,039	793,941
Gross profit	107,326	111,104	202,883	209,349
Selling, general and administration expenses	63,604	68,961	128,449	133,859
Restructuring costs, net	(700)	(103)	(407)	(84)
Loss (gain) on disposal of subsidiaries	212	(1,431)	212	(1,431)
Operating income (loss)	44,210	43,677	74,629	77,005
Interest expense (income), net	7,112	6,933	14,136	14,165
Other expense (income), net	(22)	(801)	(271)	(15)
Income (loss) from continuing operations before income tax expense (benefit)	37,120	37,545	60,764	62,855
Income tax expense (benefit)	8,932	2,855	7,253	9,065
Income (loss) from continuing operations	28,188	34,690	53,511	53,790
Income (loss) from discontinued operations, net of tax	(134)	(184)	(379)	(372)
Net income (loss)	28,054	34,506	53,132	53,418
Less: net income (loss) attributable to non-controlling interest	1,170	1,151	2,683	2,235
Net income (loss) attributable to Masonite	$26,884	$33,355	$50,449	$51,183

Earnings (loss) per common share attributable to Masonite:
Basic	$0.90	$1.09	$1.69	$1.68
Diluted	$0.89	$1.06	$1.66	$1.64

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.91	$1.10	$1.70	$1.69
Diluted	$0.89	$1.07	$1.67	$1.65

Comprehensive income (loss):
Net income (loss)	$28,054	$34,506	$53,132	$53,418
Other comprehensive income (loss):
Foreign currency translation gain (loss)	16,751	(13,917)	22,481	(10,045)
Amortization of actuarial net losses	292	242	584	484
Income tax benefit (expense) related to other comprehensive income (loss)	(55)	(95)	(812)	(191)
Other comprehensive income (loss), net of tax:	16,988	(13,770)	22,253	(9,752)
Comprehensive income (loss)	45,042	20,736	75,385	43,666
Less: comprehensive income (loss) attributable to non-controlling interest	1,447	1,394	3,064	2,965
Comprehensive income (loss) attributable to Masonite	$43,595	$19,342	$72,321	$40,701

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	July 2, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$41,647	$71,714
Restricted cash	11,895	12,196
Accounts receivable, net	295,179	242,197
Inventories, net	250,562	225,940
Prepaid expenses	26,053	24,291
Income taxes receivable	2,875	2,399
Total current assets	628,211	578,737
Property, plant and equipment, net	552,727	542,088
Investment in equity investees	10,131	9,302
Goodwill	130,979	129,286
Intangible assets, net	185,014	190,154
Long-term deferred income taxes	9,194	9,478
Other assets, net	21,761	16,816
Total assets	$1,538,017	$1,475,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116,064	$96,178
Accrued expenses	130,719	133,799
Income taxes payable	824	1,201
Total current liabilities	247,607	231,178
Long-term debt	476,736	470,745
Long-term deferred income taxes	77,608	70,423
Other liabilities	39,684	43,739
Total liabilities	841,635	816,085
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 29,591,624 and 29,774,784 shares issued and outstanding as of July 2, 2017, and January 1, 2017, respectively	650,415	650,007
Additional paid-in capital	223,831	234,926
Accumulated deficit	(65,551)	(89,063)
Accumulated other comprehensive income (loss)	(127,114)	(148,986)
Total equity attributable to Masonite	681,581	646,884
Equity attributable to non-controlling interests	14,801	12,892
Total equity	696,382	659,776
Total liabilities and equity	$1,538,017	$1,475,861

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(114,468)	$(107,948)	$672,547	$13,179	$685,726

Net income (loss)				98,622		98,622	5,520	104,142
Other comprehensive income (loss), net of tax					(41,038)	(41,038)	225	(40,813)
Dividends to non-controlling interests						—	(6,032)	(6,032)
Share based compensation expense			18,790			18,790		18,790
Common shares issued for delivery of share based awards	366,556	7,901	(7,901)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,210)			(4,210)		(4,210)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,668,057)	(35,985)		(73,217)		(109,202)		(109,202)
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				50,449		50,449	2,683	53,132
Other comprehensive income (loss), net of tax					21,872	21,872	381	22,253
Dividends to non-controlling interests						—	(1,155)	(1,155)
Share based compensation expense			5,954			5,954		5,954
Common shares issued for delivery of share based awards	306,403	10,734	(10,734)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(6,167)			(6,167)		(6,167)
Common shares issued under employee stock purchase plan	9,352	623	(148)			475		475
Common shares repurchased and retired	(498,915)	(10,949)		(26,937)		(37,886)		(37,886)
Balances as of July 2, 2017	29,591,624	$650,415	$223,831	$(65,551)	$(127,114)	$681,581	$14,801	$696,382

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	July 2, 2017	July 3, 2016
Net income (loss)	$53,132	$53,418
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	379	372
Loss (gain) on disposal of subsidiaries	212	(1,431)
Depreciation	29,301	29,383
Amortization	11,566	12,982
Share based compensation expense	5,954	8,510
Deferred income taxes	5,652	4,173
Unrealized foreign exchange loss (gain)	776	1,225
Share of loss (income) from equity investees, net of tax	(829)	(852)
Pension and post-retirement expense (funding), net	(3,120)	(2,885)
Non-cash accruals and interest	644	1,725
Loss (gain) on sale of property, plant and equipment	141	392
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(47,988)	(51,542)
Inventories	(19,497)	(25,215)
Prepaid expenses	(685)	(1,507)
Accounts payable and accrued expenses	17,965	28,445
Other assets and liabilities	(5,661)	(147)
Net cash flow provided by (used in) operating activities	47,942	57,046
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	802	163
Additions to property, plant and equipment	(35,497)	(38,077)
Cash used in acquisitions, net of cash acquired	—	(599)
Restricted cash	301	449
Other investing activities	(1,952)	(1,230)
Net cash flow provided by (used in) investing activities	(36,346)	(39,294)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	746	390
Repayments of long-term debt	(239)	(374)
Proceeds from borrowings on revolving credit facilities	5,000	—
Tax withholding on share based awards	(6,167)	(4,057)
Distributions to non-controlling interests	(1,155)	(380)
Proceeds from exercise of common stock warrants	—	10,487
Repurchases of common shares	(37,886)	(46,600)
Net cash flow provided by (used in) financing activities	(39,701)	(40,534)
Net foreign currency translation adjustment on cash	(1,962)	(4,035)
Increase (decrease) in cash and cash equivalents	(30,067)	(26,817)
Cash and cash equivalents, beginning of period	71,714	89,187
Cash and cash equivalents, at end of period	$41,647	$62,370

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

2. Dispositions

Hungary

On June 28, 2017, we completed the liquidation of our legal entity in Hungary. As a result, we recognized $0.2 million of cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the three months ended July 2, 2017.

Romania

On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized $(1.4) million of cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the three months ended July 3, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
January 1, 2017	$2,843	$32,410	$94,033	$129,286
Foreign exchange fluctuations	12	1,569	112	1,693
July 2, 2017	$2,855	$33,979	$94,145	$130,979

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	July 2, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(72,048)	$(13,149)	$70,730
Patents	31,543	(20,621)	(813)	10,109
Software	32,330	(28,938)	(206)	3,186
Other	15,246	(10,490)	(1,818)	2,938
	235,046	(132,097)	(15,986)	86,963
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(10,521)	98,051
Total intangible assets	$343,618	$(132,097)	$(26,507)	$185,014

	January 1, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(64,762)	$(15,261)	$75,904
Patents	30,698	(19,451)	(971)	10,276
Software	31,222	(26,865)	(234)	4,123
Other	12,280	(9,147)	(1,883)	1,250
	230,127	(120,225)	(18,349)	91,553
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(12,937)	98,601
Total intangible assets	$341,665	$(120,225)	$(31,286)	$190,154

Amortization of intangible assets was $6.0 million and $11.9 million for the three and six months ended July 2, 2017, respectively, and was $6.3 million and $12.5 million for the three and six months ended July 3, 2016, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives as of July 2, 2017, is as follows:

(In thousands)
Fiscal year:
2017 (remaining six months)	$11,862
2018	17,285
2019	15,069
2020	12,296
2021	9,479

4. Accounts Receivable

Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 58.9% and 57.3% of total accounts receivable as of July 2, 2017, and January 1, 2017, respectively. Our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., each accounted for more than 10% of the consolidated gross accounts receivable balance as of July 2, 2017, and January 1, 2017. No other individual customers accounted for greater than 10% of consolidated gross accounts receivable balance at either July 2, 2017, or January 1, 2017. The allowance for doubtful accounts balance was $1.4 million and $1.0 million as of July 2, 2017, and January 1, 2017, respectively.

We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).

5. Inventories

The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	July 2, 2017	January 1, 2017
Raw materials	$182,457	$165,896
Finished goods	75,441	65,791
Provision for obsolete or aged inventory	(7,336)	(5,747)
Inventories, net	$250,562	$225,940

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Property, Plant and Equipment

The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	July 2, 2017	January 1, 2017
Land	$25,481	$24,562
Buildings	170,355	163,802
Machinery and equipment	632,698	595,929
Property, plant and equipment, gross	828,534	784,293
Accumulated depreciation	(275,807)	(242,205)
Property, plant and equipment, net	$552,727	$542,088

Total depreciation expense was $15.3 million and $29.3 million in the three and six months ended July 2, 2017, and $14.8 million and $29.4 million in the three and six months ended July 3, 2016, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

7. Long-Term Debt

(In thousands)	July 2, 2017	January 1, 2017
5.625% senior unsecured notes due 2023	$475,000	$475,000
Debt issuance costs for 2023 Notes	(4,974)	(5,393)
Revolving credit facilities	5,000	—
Capital lease obligations	555	768
Other long-term debt	1,155	370
Total long-term debt	$476,736	$470,745

Interest expense related to our consolidated indebtedness under senior unsecured notes was $6.9 million and $13.9 million for the three and six months ended July 2, 2017, respectively, and $6.9 million and $13.9 million for the three and six months ended July 3, 2016, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of July 2, 2017, and January 1, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of July 2, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of July 2, 2017, there was $5.0 million outstanding under the ABL Facility. As of January 1, 2017 there was no outstanding balance under the ABL Facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Share Based Compensation Plans

Share based compensation expense was $3.5 million and $6.0 million for the three and six months ended July 2, 2017, respectively, and $4.8 million and $8.5 million for the three and six months ended July 3, 2016, respectively. As of July 2, 2017, the total remaining unrecognized compensation expense related to share based compensation amounted to $19.7 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of July 2, 2017, there were 963,442 shares of common stock available for future issuance under the 2012 Plan.

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

Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of July 2, 2017, the liability and asset relating to deferred compensation had a fair value of $4.9 million and $5.0 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of July 2, 2017, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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

The total fair value of SARs vested was $0.4 million during the six months ended July 2, 2017. No SARs vested during the six months ended and July 3, 2016.

Six Months Ended July 2, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(191,593)	11,453	18.93
Forfeited	(10,357)		64.32
Outstanding, end of period	647,605	$29,365	$30.29	4.6

Exercisable, end of period	545,422	$28,573	$23.11	3.9

Six Months Ended July 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(134,910)	7,293	14.12
Forfeited	(2,400)		26.33
Outstanding, end of period	875,642	$36,008	$26.28	5.4

Exercisable, end of period	568,917	$28,550	$17.22	3.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The value of SARs granted in the six months ended ended July 2, 2017, as determined using the Black-Scholes Merton valuation model, was $1.3 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

	Six Months Ended
	July 2, 2017		July 3, 2016
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	501,926	$58.51	526,930	$49.31
Granted	227,992	70.62	283,772	45.74
Delivered	(186,312)		(228,090)
Withheld to cover (1)	(54,638)		(59,374)
Forfeited	(31,726)		(6,659)
Outstanding, end of period	457,242	$65.68	516,579	$58.53
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

Approximately one-third of the RSUs granted during the six months ended July 2, 2017, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the six months ended July 2, 2017, was $16.1 million and is being recognized over the weighted average requisite service period of 2.7 years. During the six months ended July 2, 2017, there were 240,950 RSUs vested at a fair value of $13.5 million.

Warrants

On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 had an expiration date of June 9,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provided the holders with a cashless exercise option. There was no activity related to warrants during the six months ended July 2, 2017, and there were no warrants outstanding as of either July 2, 2017, or January 1, 2017. During the six months ended July 3, 2016, holders of the 2016 Warrants paid $10.5 million to exercise 2,496,493 warrants and we issued 631,023 new common shares to the holders. During the same period, 1,478 warrants were forfeited by the holders upon their expiration. We have accounted for these warrants as equity instruments.

9. Commitments and Contingencies

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

(In thousands)
Fiscal year:
2017 (remaining six months)	$11,409
2018	21,787
2019	20,482
2020	17,743
2021	13,684
Thereafter	73,781
Total future minimum lease payments	$158,886

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $7.2 million and $14.3 million for the three and six months ended July 2, 2017, respectively, and $6.8 million and $13.2 million for the three and six months ended July 3, 2016, respectively.

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

Legal Proceedings

In November 2015, Derrick Byrd, a former hourly employee in California, filed a putative class action lawsuit against us in California Superior Court alleging violations of California wage and hour laws with respect to meal periods and rest breaks and other technical wage and hour issues. In January 2016, we removed the lawsuit to the United States District Court for the Central District of California and on February 25, 2016, the court dismissed the complaint in its entirety. On March 18, 2016, the plaintiff filed an amended complaint, which we moved to dismiss, and we moved to strike several of the plaintiff’s causes of action. On July 7, 2016, the court dismissed several of the plaintiff’s causes of action and gave the plaintiff leave to amend. On July 29, 2016, the plaintiff filed a second amended complaint containing a narrower version of nine of the eleven original claims. We answered this amended complaint on August 12, 2016, and amended our answer on September 14, 2016. On November 28, 2016, the plaintiff filed a third amended complaint to add an additional individual as a plaintiff. On December 19, 2016, we answered this amended complaint. The plaintiffs

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

continued to allege violations with respect to overtime pay, meal periods, rest breaks, minimum wage, timely pay, wage statement detail and reimbursement of business expenses and sought damages, penalties, attorney’s fees and an award under the California Private Attorney General Act (“PAGA”). On August 2, 2017, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release (the “Settlement”). In entering into the Settlement, we denied all claims made in the lawsuit and denied any wrongdoing. The Settlement is subject to both preliminary and final court approval, which is expected to occur prior to the end of 2017. Pursuant to the Settlement, payment of the settlement amount would occur after final court approval. The amount we have agreed to pay as part of the Settlement has not had and is not expected to have a material impact on our financial condition or operating results.

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

10. Restructuring Costs

Restructuring costs were not material in the three or six months ended July 3, 2016. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended July 2, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plans	$—	503	$—	$503
2015 Plan	(96)	—	24	(72)
2014 Plan	—	—	(1,131)	(1,131)
Total Restructuring Costs	$(96)	503	$(1,107)	$(700)

	Six Months Ended July 2, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plans	$—	774	$—	$774
2015 Plan	(96)	—	46	(50)
2014 Plan	—	—	(1,131)	(1,131)
Total Restructuring Costs	$(96)	774	$(1,085)	$(407)

	Cumulative Amount Incurred Through July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$2,087	$—	$2,087
2015 Plan	—	2,239	—	3,327	5,566
2014 Plan	—	—	—	8,372	8,372
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,695	—	3,609	18,682
Total Restructuring Costs	$5,403	$17,667	$2,087	$17,465	$42,622

During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies, and is expected to be completed by the end of the third quarter of 2017. Costs associated with the 2016 Plan include closure costs and severance. As of July 2, 2017, we expect to incur approximately $1 million of additional charges related to the 2016 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business. On June 28, 2017 the Stay of Proceedings was finalized, which resulted in a settlement payment to us as creditor in the amount of $1.1 million, which was recorded as a reduction to restructuring costs. As of July 2, 2017, we do not expect to incur any material future charges relating to the 2014 Plan.
Our restructuring plans initiated in 2015 and prior years are described in detail in our Annual Report on Form 10-K for the year ended January 1, 2017. Costs associated with the 2015, 2013 and 2012 and Prior Plans include severance and closure charges and are substantially completed. The 2013 Plan also included impairment of certain property, plant and equipment. The 2012 and Prior Plans are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of July 2, 2017, we do not expect to incur any material future charges relating to the 2015 Plan, the 2013 Plan or the 2012 and Prior Plans.

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2017	Severance	Closure Costs	Cash Payments	July 2, 2017
2016 Plan	$1,300	$271	$503	$1,173	$901
2015 Plan	282	46	(96)	86	146
2014 Plan	426	—	(1,131)	(1,119)	414
2012 and Prior Plans	465	—	—	95	370
Total	$2,473	$317	$(724)	$235	$1,831

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	July 3, 2016
2015 Plan	$774	$(111)	$27	$449	$241
2014 Plan	442	—	—	16	426
2013 Plan	316	—	—	316	—
2012 and Prior Plans	858	—	—	286	572
Total	$2,390	$(111)	$27	$1,067	$1,239

11. Income Taxes

The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to changes in our valuation allowances, tax exempt income and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate. In addition, we recognized $0.1 million and $5.1 million of income tax benefit due to the exercise and delivery of share-based awards during the three and six months ended July 2, 2017 and $6.2 million during the three and six months ended July 3, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Supplemental Cash Flow Information

Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016
Transactions involving cash:
Interest paid	$13,901	$13,493
Interest received	135	137
Income taxes paid	5,061	4,918
Income tax refunds	41	402
Non-cash transactions:
Property, plant and equipment additions in accounts payable	4,203	2,848

13. Segment Information

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

(In thousands)	Three Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$368,869	$75,626	$77,837	$4,513	$526,845
Intersegment sales	(990)	(1,791)	(4,323)	—	(7,104)
Net sales to external customers	$367,879	$73,835	$73,514	$4,513	$519,741

Adjusted EBITDA	$54,606	$8,937	$7,495	$(2,501)	$68,537

(In thousands)	Three Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$349,929	$83,559	$81,592	$5,951	$521,031
Intersegment sales	(1,756)	(1,344)	(3,946)	—	(7,046)
Net sales to external customers	$348,173	$82,215	$77,646	$5,951	$513,985

Adjusted EBITDA	$55,666	$12,839	$7,672	$(7,661)	$68,516

(In thousands)	Six Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$707,998	$146,453	$153,756	$11,854	$1,020,061
Intersegment sales	(2,077)	(2,647)	(8,415)	—	(13,139)
Net sales to external customers	$705,921	$143,806	$145,341	$11,854	$1,006,922

Adjusted EBITDA	$99,543	$16,611	$12,709	$(7,467)	$121,396

(In thousands)	Six Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$680,545	$164,166	$157,901	$12,424	$1,015,036
Intersegment sales	(3,643)	(1,360)	(6,743)	—	(11,746)
Net sales to external customers	$676,902	$162,806	$151,158	$12,424	$1,003,290

Adjusted EBITDA	$107,041	$22,957	$12,103	$(15,344)	$126,757

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Adjusted EBITDA	$68,537	$68,516	$121,396	$126,757
Less (plus):
Depreciation	15,277	14,813	29,301	29,383
Amortization	5,596	6,518	11,566	12,982
Share based compensation expense	3,527	4,782	5,954	8,510
Loss (gain) on disposal of property, plant and equipment	415	260	141	392
Restructuring costs	(700)	(103)	(407)	(84)
Loss (gain) on disposal of subsidiaries	212	(1,431)	212	(1,431)
Interest expense (income), net	7,112	6,933	14,136	14,165
Other expense (income), net	(22)	(801)	(271)	(15)
Income tax expense (benefit)	8,932	2,855	7,253	9,065
Loss (income) from discontinued operations, net of tax	134	184	379	372
Net income (loss) attributable to non-controlling interest	1,170	1,151	2,683	2,235
Net income (loss) attributable to Masonite	$26,884	$33,355	$50,449	$51,183

14. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of July 2, 2017, and January 1, 2017, was $491.0 million and $485.4 million, respectively, compared to a carrying value of $470.0 million and $469.6 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income (loss) attributable to Masonite	$26,884	$33,355	$50,449	$51,183
Less: income (loss) from discontinued operations, net of tax	(134)	(184)	(379)	(372)
Income (loss) from continuing operations attributable to Masonite	$27,018	$33,539	$50,828	$51,555

Shares used in computing basic earnings per share	29,789,955	30,577,589	29,825,527	30,536,282
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	568,283	754,075	609,057	737,480
Shares used in computing diluted earnings per share	30,358,238	31,331,664	30,434,584	31,273,762

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.91	$1.10	$1.70	$1.69
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$0.90	$1.09	$1.69	$1.68

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.89	$1.07	$1.67	$1.65
Discontinued operations attributable to Masonite, net of tax	—	(0.01)	(0.01)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$0.89	$1.06	$1.66	$1.64

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	55,955	—	55,955	—

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.     For the three and six months ended July 2, 2017, common shares issuable for stock appreciation rights which have a higher strike price than our weighted average market price have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Accumulated foreign currency translation gains (losses), beginning of period	$(122,450)	$(86,726)	$(127,433)	$(90,111)
Foreign currency translation gain (loss)	16,539	(12,486)	22,269	(8,614)
Income tax benefit (expense) on foreign currency translation gain (loss)	59	—	(584)	—
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	212	(1,431)	212	(1,431)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	277	243	381	730
Accumulated foreign currency translation gains (losses), end of period	(105,917)	(100,886)	(105,917)	(100,886)

Accumulated pension and other post-retirement adjustments, beginning of period	(21,375)	(17,691)	(21,553)	(17,837)
Amortization of actuarial net losses	292	242	584	484
Income tax benefit (expense) on amortization of actuarial net losses	(114)	(95)	(228)	(191)
Accumulated pension and other post-retirement adjustments	(21,197)	(17,544)	(21,197)	(17,544)

Accumulated other comprehensive income (loss)	$(127,114)	$(118,430)	$(127,114)	$(118,430)

Other comprehensive income (loss), net of tax	$16,988	$(13,770)	$22,253	$(9,752)
Less: other comprehensive income (loss) attributable to non-controlling interest	277	243	381	730
Other comprehensive income (loss) attributable to Masonite	$16,711	$(14,013)	$21,872	$(10,482)

Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity

As of July 2, 2017, and January 1, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	July 2, 2017	January 1, 2017
Current assets	$9,868	$6,633
Property, plant and equipment, net	12,567	13,673
Long-term deferred income taxes	6,347	6,505
Other assets, net	2,968	1,789
Current liabilities	(1,718)	(2,044)
Other long-term liabilities	(2,210)	(2,115)
Non-controlling interest	(5,505)	(4,664)
Net assets of the VIE consolidated by Masonite	$22,317	$19,777

Current assets include $5.5 million and $2.6 million of cash and cash equivalents as of July 2, 2017, and January 1, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended July 2, 2017, and July 3, 2016. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended July 2, 2017, we generated net sales of $705.9 million or 70.1%, $143.8 million or 14.3% and $145.3 million or 14.4% in our North American Residential, Europe and Architectural segments, respectively.

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

MASONITE INTERNATIONAL CORPORATION

Organizational Restructuring
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan is expected to improve our cost structure and enhance operational efficiencies, and is expected to be completed by the end of the third quarter of 2017. Costs associated with the 2016 Plan include closure costs and severance. As of July 2, 2017, we expect to incur approximately $1 million of additional charges related to the 2016 Plan. Once completed, the 2016 Plan is expected to increase our annual earnings and cash flows by approximately $4 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In both the six months ended July 2, 2017, and July 3, 2016, approximately 34% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
Inflation
An increase in inflation could have a significant impact on the cost of our raw material inputs. Wage inflation, increased prices for raw materials or finished goods used in our products and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incurred costs on to our customers. In addition, interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, demand for new homes and home improvement products decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.
Seasonality
Our business is moderately seasonal and our net sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity.

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended January 1, 2017. For the definition of and other information regarding Adjusted EBITDA, please see Note 13. Segment Information to the condensed consolidated financial statements in this Quarterly Report.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$519,741	$513,985	$1,006,922	$1,003,290
Cost of goods sold	412,415	402,881	804,039	793,941
Gross profit	107,326	111,104	202,883	209,349
Gross profit as a % of net sales	20.6%	21.6%	20.1%	20.9%
Selling, general and administration expenses	63,604	68,961	128,449	133,859
Selling, general and administration expenses as a % of net sales	12.2%	13.4%	12.8%	13.3%
Restructuring costs, net	(700)	(103)	(407)	(84)
Loss (gain) on disposal of subsidiaries	212	(1,431)	212	(1,431)
Operating income (loss)	44,210	43,677	74,629	77,005
Interest expense (income), net	7,112	6,933	14,136	14,165
Other expense (income), net	(22)	(801)	(271)	(15)
Income (loss) from continuing operations before income tax expense (benefit)	37,120	37,545	60,764	62,855
Income tax expense (benefit)	8,932	2,855	7,253	9,065
Income (loss) from continuing operations	28,188	34,690	53,511	53,790
Income (loss) from discontinued operations, net of tax	(134)	(184)	(379)	(372)
Net income (loss)	28,054	34,506	53,132	53,418
Less: net income (loss) attributable to non-controlling interest	1,170	1,151	2,683	2,235
Net income (loss) attributable to Masonite	$26,884	$33,355	$50,449	$51,183
Three Months Ended July 2, 2017, Compared with Three Months Ended July 3, 2016
Net Sales
Net sales in the three months ended July 2, 2017, were $519.7 million, an increase of $5.7 million or 1.1% from $514.0 million in the three months ended July 3, 2016. Net sales in the second quarter of 2017 were negatively impacted by $11.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $17.5 million or 3.4% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the second quarter of 2017 by $11.3 million or 2.2% and average unit price increased net sales in the second quarter of 2017 by $8.1 million or 1.6% compared to the 2016 period. Net sales of components and other products to external customers were $1.9 million lower in the second quarter of 2017 compared to the 2016 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	July 2, 2017	July 3, 2016
North American Residential	$368,869	$349,929
North American Residential intersegment	(990)	(1,756)
North American Residential net sales to external customers	$367,879	$348,173
Percentage of consolidated net sales	70.8%	67.7%

Europe	$75,626	$83,559
Europe intersegment	(1,791)	(1,344)
Europe net sales to external customers	$73,835	$82,215
Percentage of consolidated net sales	14.2%	16.0%

Architectural	$77,837	$81,592
Architectural intersegment	(4,323)	(3,946)
Architectural net sales to external customers	$73,514	$77,646
Percentage of consolidated net sales	14.1%	15.1%

Corporate & Other net sales to external customers	$4,513	$5,951

Net sales to external customers	$519,741	$513,985

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended July 2, 2017, were $367.9 million, an increase of $19.7 million or 5.7% from $348.2 million in the three months ended July 3, 2016. Net sales in the second quarter of 2017 were negatively impacted by $3.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $23.2 million or 6.7% due to changes in volume, average unit price and sales of other products. Higher volume increased net sales in the second quarter of 2017 by $16.1 million or 4.6% compared to the 2016 period. Average unit price increased net sales in the second quarter of 2017 by $7.8 million or 2.2% compared to the 2016 period due to the mix of products sold. Net sales of components and other products to external customers were $0.7 million lower in the second quarter of 2017 compared to the 2016 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended July 2, 2017, were $73.8 million, a decrease of $8.4 million or 10.2% from $82.2 million in the three months ended July 3, 2016. Net sales in the second quarter of 2017 were negatively impacted by $7.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $0.5 million or 0.6% due to changes in volume, average unit price and sales of other products. Average unit price decreased net sales in the second quarter of 2017 by $0.6 million or 0.7% compared to the 2016 period. Net sales of components and other products to external customers were $0.6 million lower in the second quarter of 2017 compared to the 2016 period. Partially offsetting these decreases, higher volume increased net sales in the second quarter of 2017 by $0.7 million or 0.9% compared to the 2016 period.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended July 2, 2017, were $73.5 million, a decrease of $4.1 million or 5.3% from $77.6 million in the three months ended July 3, 2016. Net sales in the second quarter of 2017 were negatively impacted by $0.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $3.8 million or 4.9% due to changes in volume, average unit price and sales of other products. Lower volume decreased net sales in the second quarter of 2017 by $5.8 million or 7.5% compared to the 2016 period. The lower sales volume was impacted by delayed shipments of orders as we completed the transition of our Algoma, Wisconsin, production to other plants. Average unit price increased net sales in the second quarter of 2017 by $0.9 million or 1.2% compared to the 2016 period. Net sales of components and other products to external customers were $1.1 million higher in the second quarter of 2017 compared to the 2016 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.4% and 78.4% for the three months ended July 2, 2017, and July 3, 2016, respectively. Distribution, overhead and direct labor as a percentage of net sales in the second quarter of 2017 increased 1.2%, 0.9% and 0.2%, respectively, over the 2016 period. These increases were driven by distribution and operational inefficiencies and wage inflation. Distribution was impacted by shipping inefficiencies related to maintaining customer service levels and costs to complete the ramp-up of new retail business. The distribution inefficiencies and wage inflation are expected to continue over the near term and management is taking actions designed to minimize the impact. Material cost of sales as a percentage of net sales in the second quarter of 2017 decreased by 1.3% over the 2016 period. The decrease in material cost of sales was driven primarily by favorable average unit prices and materials productivity. Depreciation as a percentage of net sales in the second quarter of 2017 was flat compared to the 2016 period.
Selling, General and Administration Expenses
In the three months ended July 2, 2017, selling, general and administration (“SG&A”) expenses, as a percentage of net sales, were 12.2% compared to 13.4% in the three months ended July 3, 2016, a decrease of 120 basis points.
SG&A expenses in the three months ended July 2, 2017, were $63.6 million, a decrease of $5.4 million from $69.0 million in the three months ended July 3, 2016. The decrease included a $1.3 million reduction of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization. The overall decrease was also driven by a $3.3 million decrease in personnel costs, favorable foreign exchange impacts of $1.1 million and a $1.0 million decrease in professional fees. These decreases were partially offset by $1.3 million of other increases.

Restructuring Costs, Net

Restructuring costs, net, in the three months ended July 2, 2017, netted to $0.7 million of income. There were no material restructuring costs in the three months ended July 3, 2016. Restructuring costs in 2017 were related primarily to a recovery of $1.1 million received in the final settlement of the Stay of Proceedings in Israel as part of the 2014 Plan, partly offset by costs incurred for plant closure under the 2016 Plan.

Loss (Gain) on Disposal of Subsidiaries

Loss on disposal of subsidiaries was $0.2 million in the three months ended July 2, 2017, compared to a gain of $1.4 million in the three months ended July 3, 2016. The current year loss and prior year gain arose as a result of the liquidations of our legal entities in Hungary and Romania, respectively. The loss and gain are comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the three months ended July 2, 2017, was $7.1 million, compared to $6.9 million in the three months ended July 3, 2016.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
There was no material amount of other expense (income), net, in the three months ended July 2, 2017, compared to $(0.8) million in the three months ended July 3, 2016. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended July 2, 2017, increased by $6.1 million compared to the three months ended July 3, 2016. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and a discrete income tax benefit of $0.1 million recorded in the three months ended July 2, 2017, compared to $6.2 million of discrete income tax benefit recorded in the three months ended July 3, 2016. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

Segment Information

	Three Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$54,606	$8,937	$7,495	$(2,501)	$68,537
Adjusted EBITDA as a percentage of segment net sales	14.8%	12.1%	10.2%		13.2%

	Three Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,666	$12,839	$7,672	$(7,661)	$68,516
Adjusted EBITDA as a percentage of segment net sales	16.0%	15.6%	9.9%		13.3%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$54,606	$8,937	$7,495	$(2,501)	$68,537
Less (plus):
Depreciation	7,296	3,394	2,414	2,173	15,277
Amortization	642	2,028	2,155	771	5,596
Share based compensation expense	—	—	—	3,527	3,527
Loss (gain) on disposal of property, plant and equipment	196	129	(166)	256	415
Restructuring costs	—	(96)	503	(1,107)	(700)
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	7,112	7,112
Other expense (income), net	—	(80)	—	58	(22)
Income tax expense (benefit)	—	—	—	8,932	8,932
Loss (income) from discontinued operations, net of tax	—	—	—	134	134
Net income (loss) attributable to non-controlling interest	925	—	—	245	1,170
Net income (loss) attributable to Masonite	$45,547	$3,350	$2,589	$(24,602)	$26,884

	Three Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,666	$12,839	$7,672	$(7,661)	$68,516
Less (plus):
Depreciation	8,126	2,480	2,076	2,131	14,813
Amortization	1,225	2,393	2,064	836	6,518
Share based compensation expense	—	—	—	4,782	4,782
Loss (gain) on disposal of property, plant and equipment	199	—	61	—	260
Restructuring costs	—	—	—	(103)	(103)
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	—	(1,431)
Interest expense (income), net	—	—	—	6,933	6,933
Other expense (income), net	—	22	—	(823)	(801)
Income tax expense (benefit)	—	—	—	2,855	2,855
Loss (income) from discontinued operations, net of tax	—	—	—	184	184
Net income (loss) attributable to non-controlling interest	858	—	—	293	1,151
Net income (loss) attributable to Masonite	$45,258	$9,375	$3,471	$(24,749)	$33,355

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment decreased $1.1 million, or 2.0%, to $54.6 million in the three months ended July 2, 2017, from $55.7 million in the three months ended July 3, 2016. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.6 million and $12.7 million in the second quarter of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment decreased $3.9 million, or 30.5%, to $8.9 million in the three months ended July 2, 2017, from $12.8 million in the three months ended July 3, 2016.

Adjusted EBITDA in our Architectural segment decreased $0.2 million, or 2.6%, to $7.5 million in the three months ended July 2, 2017, from $7.7 million in the three months ended July 3, 2016. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $2.2 million and $2.0 million in the second quarter of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Six Months Ended July 2, 2017, Compared with Six Months Ended July 3, 2016
Net Sales
Net sales in the six months ended July 2, 2017, were $1,006.9 million, an increase of $3.6 million or 0.4% from $1,003.3 million in the six months ended July 3, 2016. Net sales in the first six months of 2017 were negatively impacted by $20.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $24.1 million or 2.4% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first six months of 2017 by $28.8 million or 2.9% compared to the same period in 2016. Partially offsetting this increase was lower volume in the first six months of 2017 which decreased net sales by $2.1 million or 0.2% compared to the same period in 2016 and net sales of components and other products to external customers, which were $2.6 million lower in the first six months of 2017 compared to the same period in 2016.
Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016
North American Residential	$707,998	$680,545
North American Residential intersegment	(2,077)	(3,643)
North American Residential net sales to external customers	$705,921	$676,902
Percentage of consolidated net sales	70.1%	67.5%

Europe	$146,453	$164,166
Europe intersegment	(2,647)	(1,360)
Europe net sales to external customers	$143,806	$162,806
Percentage of consolidated net sales	14.3%	16.2%

Architectural	$153,756	$157,901
Architectural intersegment	(8,415)	(6,743)
Architectural net sales to external customers	$145,341	$151,158
Percentage of consolidated net sales	14.4%	15.1%

Corporate & Other net sales to external customers	$11,854	$12,424

Net sales to external customers	$1,006,922	$1,003,290

MASONITE INTERNATIONAL CORPORATION

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended July 2, 2017, were $705.9 million, an increase of $29.0 million or 4.3% from $676.9 million in the six months ended July 3, 2016. Net sales in the first six months of 2017 were negatively impacted by $2.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $31.6 million or 4.7% due to changes in volume, average unit price and sales of other products. Average unit price increased net sales in the first six months of 2017 by $20.0 million or 3.0% compared to the same period in 2016. Higher volume increased net sales in the second quarter of 2017 by $12.6 million or 1.9% compared to the same period in 2016. Net sales of components and other products to external customers were $1.0 million lower in the first six months of 2017 compared to the same period in 2016.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended July 2, 2017, were $143.8 million, a decrease of $19.0 million or 11.7% from $162.8 million in the six months ended July 3, 2016. Net sales in 2017 were negatively impacted by $17.7 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $1.3 million or 0.8% due to changes in volume, average unit price and sales of other products. Lower volume decreased net sales in the first six months of 2017 by $1.7 million or 1.0% compared to the same period in 2016 and net sales of components and other products to external customers were $1.9 million lower in the first six months of 2017 compared to the same period in 2016. Partially offsetting these decreases was a $2.3 million or 1.4% increase in average unit price in the first six months of 2017 compared to the same period in 2016.
Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended July 2, 2017, were $145.3 million, a decrease of $5.9 million or 3.9% from $151.2 million in the six months ended July 3, 2016. Net sales in 2017 were negatively impacted by $0.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $5.8 million or 3.8% due to changes in volume, average unit price and sales of other products. Lower volume decreased net sales in the first six months of 2017 by $13.6 million or 9.0% compared to the same period in 2016. The lower sales volume was impacted by delayed shipments of orders as we completed the transition of our Algoma, Wisconsin, production to other plants. Partially offsetting this decrease was a $6.5 million or 4.3% increase in average unit price in the first six months of 2017 compared to the same period in 2016 and net sales of components and other products to external customers, which were $1.3 million higher in the first six months of 2017 compared to the same period in 2016.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.9% and 79.1% for the six months ended July 2, 2017, and July 3, 2016, respectively. Overhead, distribution and direct labor costs as a percentage of net sales in the first six months of 2017 increased 1.2%, 1.0% and 0.5%, respectively, over the 2016 period. These increases were driven by operational and distribution inefficiencies and wage inflation. Distribution was impacted by shipping inefficiencies related to maintaining customer service levels and costs to complete the ramp-up of new retail business. The distribution inefficiencies and wage inflation are expected to continue over the near term and management is taking actions designed to minimize the impact. Material cost of sales and depreciation costs as a percentage of net sales in the first six months of 2017 decreased 1.8% and 0.1%, respectively, over the 2016 period. The decrease in material cost of sales was driven primarily by favorable average unit prices and materials productivity.
Selling, General and Administration Expenses
In the six months ended July 2, 2017, SG&A expenses, as a percentage of net sales, were 12.8% compared to 13.3% the six months ended July 3, 2016, a decrease of 50 basis points.

MASONITE INTERNATIONAL CORPORATION

SG&A expenses in the six months ended July 2, 2017, were $128.4 million, a decrease of $5.5 million from $133.9 million in the six months ended July 3, 2016. The decrease included a $2.7 million reduction of non-cash items in SG&A expenses including share based compensation, depreciation and amortization. The overall decrease was also driven by a $3.3 million decrease in personnel costs, a $1.5 million decrease in professional fees and favorable foreign exchange impacts of $2.0 million. These decreases were partially offset by a $1.9 million increase in marketing costs and $2.1 million of other increases.
Restructuring Costs, Net
Restructuring costs, net, in the six months ended July 2, 2017, netted to $0.4 million of income. There were no material restructuring costs in the six months ended July 3, 2016. Restructuring costs in 2017 were related primarily to a recovery of $1.1 million received in the final settlement of the Stay of Proceedings in Israel as part of the 2014 Plan, partly offset by costs incurred for severance and plant closure under the 2016 Plan.
Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $0.2 million in the six months ended July 2, 2017, compared to a gain of $1.4 million in the six months ended July 3, 2016. The current year loss and prior year gain arose as a result of the liquidations of our legal entities in Hungary and Romania, respectively. The loss and gain are comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the six months ended July 2, 2017, was $14.1 million, compared to $14.2 million in the six months ended July 3, 2016.
Other Expense (Income), Net
Other expense (income), net, in the six months ended July 2, 2017, was $(0.3) million. There were no material amounts of other expense (income), net, in the six months ended July 3, 2016. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of the net gain related to our non-majority owned unconsolidated subsidiary that is recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the six months ended July 2, 2017, decreased by $1.8 million compared to the six months ended July 3, 2016. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $8.4 million in the six months ended July 2, 2017, compared to $7.3 million of discrete income tax benefit recorded in the six months ended July 3, 2016. The discrete income tax benefits of $8.4 million are primarily attributable to $5.1 million of discrete income tax benefit related to the exercise and delivery of share-based awards during the six months ended July 2, 2017. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Six Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$99,543	$16,611	$12,709	$(7,467)	$121,396
Adjusted EBITDA as a percentage of segment net sales	14.1%	11.6%	8.7%		12.1%

	Six Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$107,041	$22,957	$12,103	$(15,344)	$126,757
Adjusted EBITDA as a percentage of segment net sales	15.8%	14.1%	8.0%		12.6%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Six Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$99,543	$16,611	$12,709	$(7,467)	$121,396
Less (plus):
Depreciation	14,780	5,204	4,784	4,533	29,301
Amortization	1,635	3,695	4,316	1,920	11,566
Share based compensation expense	—	—	—	5,954	5,954
Loss (gain) on disposal of property, plant and equipment	(203)	269	(193)	268	141
Restructuring costs	—	(96)	774	(1,085)	(407)
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	14,136	14,136
Other expense (income), net	—	13	—	(284)	(271)
Income tax expense (benefit)	—	—	—	7,253	7,253
Loss (income) from discontinued operations, net of tax	—	—	—	379	379
Net income (loss) attributable to non-controlling interest	1,842	—	—	841	2,683
Net income (loss) attributable to Masonite	$81,489	$7,314	$3,028	$(41,382)	$50,449

MASONITE INTERNATIONAL CORPORATION

	Six Months Ended July 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$107,041	$22,957	$12,103	$(15,344)	$126,757
Less (plus):
Depreciation	16,046	4,556	4,583	4,198	29,383
Amortization	2,383	4,789	4,211	1,599	12,982
Share based compensation expense	—	—	—	8,510	8,510
Loss (gain) on disposal of property, plant and equipment	290	31	102	(31)	392
Restructuring costs	—	21	—	(105)	(84)
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	—	(1,431)
Interest expense (income), net	—	—	—	14,165	14,165
Other expense (income), net	—	93	—	(108)	(15)
Income tax expense (benefit)	—	—	—	9,065	9,065
Loss (income) from discontinued operations, net of tax	—	—	—	372	372
Net income (loss) attributable to non-controlling interest	1,696	—	—	539	2,235
Net income (loss) attributable to Masonite	$86,626	$14,898	$3,207	$(53,548)	$51,183
Adjusted EBITDA in our North American Residential segment decreased $7.5 million, or 7.0%, to $99.5 million in the six months ended July 2, 2017, from $107.0 million in the six months ended July 3, 2016. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $27.3 million and $25.4 million in the first half of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment decreased $6.4 million, or 27.8%, to $16.6 million in the six months ended July 2, 2017, from $23.0 million in the six months ended July 3, 2016.
Adjusted EBITDA in our Architectural segment increased $0.6 million, or 5.0%, to $12.7 million in the six months ended July 2, 2017, from $12.1 million in the six months ended July 3, 2016. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $4.4 million and $3.9 million in the first half of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of July 2, 2017, we had $41.6 million of cash and cash equivalents, availability under our ABL Facility of $142.6 million and availability under our AR Sales Program of $28.1 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
            Cash provided in operating activities was $47.9 million during the six months ended July 2, 2017, compared to $57.0 million in the six months ended July 3, 2016. This $9.1 million decrease in cash provided by operating activities was due to a $3.1 million decrease in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in the first six months of 2017 compared to the same period in 2016 with the remaining decrease due to changes in net working capital.

Cash used in investing activities was $36.3 million during the six months ended July 2, 2017, compared to $39.3 million in the six months ended July 3, 2016. This $3.0 million decrease in cash used in investing activities was driven by a decrease of $2.6 million in cash additions to property, plant and equipment in the first six months of 2017 compared to the same period in 2016, and $0.4 million of other decreases in investing outflows.
Cash used in financing activities was $39.7 million during the six months ended July 2, 2017, compared to $40.5 million during the six months ended July 3, 2016. This $0.8 million decrease in cash used in financing activities was driven by an $8.7 million decrease in repurchases of common shares and a $5.0 million increase in proceeds from borrowings on revolving credit facilities. The decreases to cash used in financing activities were partially offset by a $10.5 million decrease in cash proceeds from the exercise of common stock warrants, a $2.1 million increase in tax withholding on share based awards delivered and $0.3 million of other increases in financing outflows in the first six months of 2017 compared to the same period in 2016.
Share Repurchases
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the six months ended July 2, 2017, we repurchased and retired 498,915 of our common shares in the open market at an aggregate cost of $37.9 million as part of the share repurchase programs. During the six months ended July 3, 2016, we repurchased 714,898 of our common shares in the open market at an aggregate cost of $46.6 million. As of July 2, 2017, $202.9 million was available for repurchase in accordance with the share repurchase programs.

Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of July 2, 2017, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

Accounts Receivable Sales Program
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income (loss).
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

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of July 2, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

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

MASONITE INTERNATIONAL CORPORATION

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of July 2, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility. As of July 2, 2017, there was $5.0 million outstanding under the ABL Facility. As of January 1, 2017 there was no outstanding balance under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $455.8 million and $890.6 million for the three and six months ended July 2, 2017, and $426.3 million and $835.6 million for the three and six months ended July 3, 2016, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $55.9 million and $104.8 million for the three and six months ended July 2, 2017, and $60.1 million and $110.5 million for the three and six months ended July 3, 2016, respectively. Our non-guarantor subsidiaries had total assets of $1.6 billion and $1.3 billion as of July 2, 2017, and January 1, 2017, respectively; and total liabilities of $725.1 million and $771.2 million as of July 2, 2017, and January 1, 2017, respectively.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under "Legal Proceedings" in Note 9. Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended July 2, 2017, we repurchased 354,468 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2017, through April 30, 2017	76,481	$78.25	76,481	$223,560,424
May 1, 2017, through May 28, 2017	94,632	73.97	94,632	216,560,847
May 29, 2017, through July 2, 2017	183,355	74.44	183,355	202,911,544
Total	354,468	$75.14	354,468

We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of July 2, 2017, $202.9 million was available for repurchase in accordance with the share repurchase programs.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 10, 2017	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1^
Consulting Agreement, dated as of July 14, 2017, by and between Masonite International Corporation and Lawrence P. Repar (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on July 14, 2017)

10.2^
Omnibus Amendment to Masonite International Corporation restricted stock unit agreements, performance restricted stock unit agreement, and stock appreciation rights agreements, dated as of July 14, 2017, by and between Masonite International Corporation and Lawrence P. Repar (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on July 14, 2017)

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