Form 10-Q
period 2017-10-01
MASONITE INTERNATIONAL CORP
filed 2017-11-08
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
or
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
The registrant had outstanding 28,471,144 shares of Common Stock, no par value, as of November 3, 2017.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 1, 2017

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2017, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$517,503	$489,647	$1,524,425	$1,492,937
Cost of goods sold	413,517	385,845	1,217,556	1,179,786
Gross profit	103,986	103,802	306,869	313,151
Selling, general and administration expenses	58,798	63,017	187,247	196,876
Restructuring costs, net	1,393	215	986	131
Loss (gain) on disposal of subsidiaries	—	(5,144)	212	(6,575)
Operating income (loss)	43,795	45,714	118,424	122,719
Interest expense (income), net	7,213	6,985	21,349	21,150
Other expense (income), net	(186)	(1,199)	(457)	(1,214)
Income (loss) from continuing operations before income tax expense (benefit)	36,768	39,928	97,532	102,783
Income tax expense (benefit)	5,989	6,526	13,242	15,591
Income (loss) from continuing operations	30,779	33,402	84,290	87,192
Income (loss) from discontinued operations, net of tax	(139)	(236)	(518)	(608)
Net income (loss)	30,640	33,166	83,772	86,584
Less: net income (loss) attributable to non-controlling interest	1,162	1,157	3,845	3,392
Net income (loss) attributable to Masonite	$29,478	$32,009	$79,927	$83,192

Earnings (loss) per common share attributable to Masonite:
Basic	$1.01	$1.05	$2.70	$2.73
Diluted	$1.00	$1.03	$2.65	$2.66

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$1.02	$1.06	$2.72	$2.75
Diluted	$1.00	$1.03	$2.67	$2.68

Comprehensive income (loss):
Net income (loss)	$30,640	$33,166	$83,772	$86,584
Other comprehensive income (loss):
Foreign currency translation gain (loss)	13,652	(8,537)	36,133	(18,582)
Amortization of actuarial net losses	292	243	876	727
Income tax benefit (expense) related to other comprehensive income (loss)	427	(96)	(385)	(287)
Other comprehensive income (loss), net of tax:	14,371	(8,390)	36,624	(18,142)
Comprehensive income (loss)	45,011	24,776	120,396	68,442
Less: comprehensive income (loss) attributable to non-controlling interest	1,521	887	4,585	3,852
Comprehensive income (loss) attributable to Masonite	$43,490	$23,889	$115,811	$64,590

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	October 1, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$151,031	$71,714
Restricted cash	11,895	12,196
Accounts receivable, net	291,622	242,197
Inventories, net	252,105	225,940
Prepaid expenses	27,273	24,291
Income taxes receivable	1,702	2,399
Total current assets	735,628	578,737
Property, plant and equipment, net	557,773	542,088
Investment in equity investees	10,595	9,302
Goodwill	132,205	129,286
Intangible assets, net	182,808	190,154
Long-term deferred income taxes	9,385	9,478
Other assets, net	21,871	16,816
Total assets	$1,650,265	$1,475,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110,987	$96,178
Accrued expenses	123,652	133,799
Income taxes payable	959	1,201
Total current liabilities	235,598	231,178
Long-term debt	625,799	470,745
Long-term deferred income taxes	80,607	70,423
Other liabilities	37,501	43,739
Total liabilities	979,505	816,085
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 28,461,124 and 29,774,784 shares issued and outstanding as of October 1, 2017, and January 1, 2017, respectively	626,679	650,007
Additional paid-in capital	225,671	234,926
Accumulated deficit	(83,010)	(89,063)
Accumulated other comprehensive income (loss)	(113,102)	(148,986)
Total equity attributable to Masonite	656,238	646,884
Equity attributable to non-controlling interests	14,522	12,892
Total equity	670,760	659,776
Total liabilities and equity	$1,650,265	$1,475,861

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(114,468)	$(107,948)	$672,547	$13,179	$685,726

Net income (loss)				98,622		98,622	5,520	104,142
Other comprehensive income (loss), net of tax					(41,038)	(41,038)	225	(40,813)
Dividends to non-controlling interests						—	(6,032)	(6,032)
Share based compensation expense			18,790			18,790		18,790
Common shares issued for delivery of share based awards	366,556	7,901	(7,901)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,210)			(4,210)		(4,210)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,668,057)	(35,985)		(73,217)		(109,202)		(109,202)
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				79,927		79,927	3,845	83,772
Other comprehensive income (loss), net of tax					35,884	35,884	740	36,624
Dividends to non-controlling interests						—	(2,955)	(2,955)
Share based compensation expense			8,694			8,694		8,694
Common shares issued for delivery of share based awards	324,600	11,496	(11,496)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(6,167)			(6,167)		(6,167)
Common shares issued under employee stock purchase plan	16,368	1,168	(286)			882		882
Common shares repurchased and retired	(1,654,628)	(35,992)		(73,874)		(109,866)		(109,866)
Balances as of October 1, 2017	28,461,124	$626,679	$225,671	$(83,010)	$(113,102)	$656,238	$14,522	$670,760

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	October 1, 2017	October 2, 2016
Net income (loss)	$83,772	$86,584
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	518	608
Loss (gain) on disposal of subsidiaries	212	(6,575)
Depreciation	43,475	43,378
Amortization	17,782	19,199
Share based compensation expense	8,694	11,922
Deferred income taxes	8,359	7,924
Unrealized foreign exchange loss (gain)	1,083	789
Share of loss (income) from equity investees, net of tax	(1,293)	(1,413)
Dividend from equity investee	—	1,733
Pension and post-retirement expense (funding), net	(5,743)	(5,632)
Non-cash accruals and interest	1,161	2,212
Loss (gain) on sale of property, plant and equipment	1,529	1,090
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39,532)	(51,285)
Inventories	(18,399)	(33,218)
Prepaid expenses	(1,745)	1,145
Accounts payable and accrued expenses	2,993	13,665
Other assets and liabilities	(4,761)	(274)
Net cash flow provided by (used in) operating activities	98,105	91,852
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	962	1,280
Additions to property, plant and equipment	(52,340)	(57,915)
Cash used in acquisitions, net of cash acquired	—	(599)
Cash proceeds from sale of subsidiaries, net of cash disposed	—	15,103
Restricted cash	301	449
Other investing activities	(2,793)	(1,761)
Net cash flow provided by (used in) investing activities	(53,870)	(43,443)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	155,246	390
Repayments of long-term debt	(332)	(881)
Tax withholding on share based awards	(6,167)	(4,057)
Distributions to non-controlling interests	(2,955)	(2,660)
Proceeds from exercise of common stock warrants	—	10,487
Repurchases of common shares	(109,866)	(90,180)
Net cash flow provided by (used in) financing activities	35,926	(86,901)
Net foreign currency translation adjustment on cash	(844)	(2,271)
Increase (decrease) in cash and cash equivalents	79,317	(40,763)
Cash and cash equivalents, beginning of period	71,714	89,187
Cash and cash equivalents, at end of period	$151,031	$48,424

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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 63 manufacturing locations in 8 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which created ASC 606 and largely supersedes the existing guidance of ASC 605, including industry specific guidance. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017. While we are still finalizing the evaluation of our contracts with our customers and the effect of adoption on our consolidated financial statements, we do not currently expect the adoption of the new standard to have a material impact on consolidated net income (loss) attributable to Masonite, cash flows or our consolidated balance sheets. We previously disclosed that we planned to adopt this standard using the full retrospective method. As we have progressed in our evaluation of our contracts with customers, we have changed our approach and we now intend to adopt this standard using the modified retrospective method due to the lack of material impact of the adoption. We plan to apply the standard to only those contracts which were not completed as of the transition date and adoption will be effective as of January 1, 2018.
2. Dispositions
Hungary
On June 28, 2017, we completed the liquidation of our legal entity in Hungary. As a result, we recognized $0.2 million of cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the nine months ended October 1, 2017.
Africa
During September 2016, we received $15.1 million as final pre-tax proceeds from the final sale of our equity interest in Masonite (Africa) Limited (“MAL”). At that time, we accordingly reduced the value of our cost investment in MAL to zero and recorded a gain on disposal of subsidiaries of $5.1 million during the three and nine months ended October 2, 2016. This transaction was subject to South African tax of $0.7 million, which is included in income tax expense (benefit) on the condensed consolidated statements of comprehensive income (loss).
Romania
On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized a $1.4 million cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the nine months ended October 2, 2016.
3. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
January 1, 2017	$2,843	$32,410	$94,033	$129,286
Foreign exchange fluctuations	24	2,672	223	2,919
October 1, 2017	$2,867	$35,082	$94,256	$132,205

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	October 1, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(75,751)	$(11,740)	$68,436
Patents	31,729	(21,197)	(701)	9,831
Software	32,983	(30,033)	(189)	2,761
Other	15,246	(11,163)	(1,781)	2,302
	235,885	(138,144)	(14,411)	83,330
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(9,094)	99,478
Total intangible assets	$344,457	$(138,144)	$(23,505)	$182,808

	January 1, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(64,762)	$(15,261)	$75,904
Patents	30,698	(19,451)	(971)	10,276
Software	31,222	(26,865)	(234)	4,123
Other	12,280	(9,147)	(1,883)	1,250
	230,127	(120,225)	(18,349)	91,553
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(12,937)	98,601
Total intangible assets	$341,665	$(120,225)	$(31,286)	$190,154
Amortization of intangible assets was $6.0 million and $17.9 million for the three and nine months ended October 1, 2017, respectively, and was $6.0 million and $18.5 million for the three and nine months ended October 2, 2016, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).
The estimated future amortization of intangible assets with definite lives as of October 1, 2017, is as follows:

(In thousands)
Fiscal year:
2017 (remaining three months)	$6,220
2018	17,823
2019	15,581
2020	12,512
2021	9,686
4. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 55.4% and 57.3% of total accounts receivable as of October 1, 2017, and January 1, 2017, respectively. Our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., each accounted for

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

more than 10% of the consolidated gross accounts receivable balance as of October 1, 2017, and January 1, 2017. No other individual customers accounted for greater than 10% of consolidated gross accounts receivable balance at either October 1, 2017, or January 1, 2017. The allowance for doubtful accounts balance was $1.4 million and $1.0 million as of October 1, 2017, and January 1, 2017, respectively.
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
5. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	October 1, 2017	January 1, 2017
Raw materials	$178,666	$165,896
Finished goods	80,989	65,791
Provision for obsolete or aged inventory	(7,550)	(5,747)
Inventories, net	$252,105	$225,940
6. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	October 1, 2017	January 1, 2017
Land	$25,884	$24,562
Buildings	173,371	163,802
Machinery and equipment	640,044	595,929
Property, plant and equipment, gross	839,299	784,293
Accumulated depreciation	(281,526)	(242,205)
Property, plant and equipment, net	$557,773	$542,088
Total depreciation expense was $14.2 million and $43.5 million in the three and nine months ended October 1, 2017, and $14.0 million and $43.4 million in the three and nine months ended October 2, 2016, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Long-Term Debt

(In thousands)	October 1, 2017		January 1, 2017
5.625% senior unsecured notes due 2023	$625,000		$475,000
Unamortized premium on 2023 Notes	5,988	5.988	—
Debt issuance costs for 2023 Notes	(6,860)		(5,393)
Capital lease obligations	471		768
Other long-term debt	1,200		370
Total long-term debt	$625,799		$470,745
Interest expense related to our consolidated indebtedness under senior unsecured notes was $7.1 million and $20.9 million for the three and nine months ended October 1, 2017, respectively, and $6.9 million and $20.8 million for the three and nine months ended October 2, 2016, respectively.
5.625% Senior Notes due 2023
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million is being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes are for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.
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
The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of October 1, 2017, and January 1, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of October 1, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
8. Share Based Compensation Plans
Share based compensation expense was $2.7 million and $8.7 million for the three and nine months ended October 1, 2017, respectively, and $3.4 million and $11.9 million for the three and nine months ended October 2, 2016, respectively. As of October 1, 2017, the total remaining unrecognized compensation expense related to share based compensation amounted to $16.3 million, which will be amortized over the weighted average remaining requisite service period of 1.6 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of October 1, 2017, there were 999,616 shares of common stock available for future issuance under the 2012 Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of October 1, 2017, the liability and asset relating to deferred compensation each had a fair value of $5.1 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of October 1, 2017, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

period. The SARs vest over a maximum of three years, have a life of ten years and settle in common shares. We recognize forfeitures of SARs in the period in which they occur.
The total fair value of SARs vested was $0.4 million during the nine months ended October 1, 2017. No SARs vested during the nine months ended October 2, 2016.

Nine Months Ended October 1, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(226,468)	13,122	18.98
Forfeited	(29,082)		53.43
Outstanding, end of period	594,005	$23,851	$30.39	4.6

Exercisable, end of period	509,674	$23,387	$23.31	3.8

Nine Months Ended October 2, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(164,616)	8,454	16.92
Forfeited	(2,400)		32.68
Outstanding, end of period	845,936	$30,462	$26.16	5.0

Exercisable, end of period	720,311	$29,948	$20.59	4.3
The value of SARs granted in the nine months ended ended October 1, 2017, as determined using the Black-Scholes Merton valuation model, was $1.3 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

	Nine Months Ended
	October 1, 2017		October 2, 2016
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	501,926	$58.51	526,930	$49.31
Granted	240,771	70.67	288,383	46.04
Delivered	(187,333)		(228,158)
Withheld to cover (1)	(54,638)		(59,374)
Forfeited	(60,763)		(11,930)
Outstanding, end of period	439,963	$66.03	515,851	$58.59
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
Approximately one-third of the RSUs granted during the nine months ended October 1, 2017, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the nine months ended October 1, 2017, was $17.0 million and is being recognized over the weighted average requisite service period of 2.7 years. During the nine months ended October 1, 2017, there were 241,971 RSUs vested at a fair value of $13.5 million.
Warrants
On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 had an expiration date of June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provided the holders with a cashless exercise option. There was no activity related to warrants during the nine months ended October 1, 2017, and there were no warrants outstanding as of either October 1, 2017, or January 1, 2017. During the nine months ended October 2, 2016, holders of the 2016 Warrants paid $10.5 million to exercise 2,496,493 warrants and we issued 630,951 new common shares to the holders. During the same period, 1,478 warrants were forfeited by the holders upon their expiration. We have accounted for these warrants as equity instruments.

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

(In thousands)
Fiscal year:
2017 (remaining three months)	$5,996
2018	22,952
2019	21,378
2020	18,551
2021	14,103
Thereafter	72,727
Total future minimum lease payments	$155,707
Total rent expense, including non-cancelable operating leases and month-to-month leases, was $7.2 million and $21.5 million for the three and nine months ended October 1, 2017, respectively, and $6.6 million and $19.8 million for the three and nine months ended October 2, 2016, respectively.
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
Legal Proceedings
In November 2015, Derrick Byrd, a former hourly employee in California, filed a putative class action lawsuit against us in California Superior Court alleging violations of California wage and hour laws with respect to meal periods and rest breaks and other technical wage and hour issues. In January 2016, we removed the lawsuit to the United States District Court for the Central District of California and on February 25, 2016, the court dismissed the complaint in its entirety. On March 18, 2016, the plaintiff filed an amended complaint, which we moved to dismiss, and we moved to strike several of the plaintiff’s causes of action. On July 7, 2016, the court dismissed several of the plaintiff’s causes of action and gave the plaintiff leave to amend. On July 29, 2016, the plaintiff filed a second amended complaint containing a narrower version of nine of the eleven original claims. We answered this amended complaint on August 12, 2016, and amended our answer on September 14, 2016. On November 28, 2016, the plaintiff filed a third amended complaint to add an additional individual as a plaintiff. On December 19, 2016, we answered this amended complaint. The plaintiffs continued to allege violations with respect to overtime pay, meal periods, rest breaks, minimum wage, timely pay, wage statement detail and reimbursement of business expenses and sought damages, penalties, attorney’s fees and an award under the California Private Attorney General Act (“PAGA”). On August 2, 2017, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release (the “Settlement”), which was amended on October 26, 2017. In entering into the Settlement, we denied all claims made in the lawsuit and denied any wrongdoing. The Settlement is subject to both preliminary and final court approval, which is expected to occur prior to the end of the second quarter of 2018. Pursuant to the Settlement, payment of the settlement amount would occur after final court approval. The amount we have agreed to pay as part of the Settlement has not had and is not expected to have a material impact on our financial condition or operating results.

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
10. Restructuring Costs
Restructuring costs were not material in the three or nine months ended October 2, 2016. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended October 1, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plans	$—	1,378	$—	$1,378
2015 Plan	69	—	(53)	16
2014 Plan	—	—	(1)	(1)
Total Restructuring Costs	$69	1,378	$(54)	$1,393

	Nine Months Ended October 1, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plans	$—	2,152	$—	$2,152
2015 Plan	(27)	—	(7)	(34)
2014 Plan	—	—	(1,132)	(1,132)
Total Restructuring Costs	$(27)	2,152	$(1,139)	$986

	Cumulative Amount Incurred Through October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$3,465	$—	$3,465
2015 Plan	—	2,308	—	3,274	5,582
2014 Plan	—	—	—	8,371	8,371
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,695	—	3,609	18,682
Total Restructuring Costs	$5,403	$17,736	$3,465	$17,411	$44,015
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan was implemented to improve our cost structure and enhance operational efficiencies. Costs associated with the 2016 Plan include closure costs and severance and the 2016 Plan is substantially completed. As of October 1, 2017, we do not expect to incur any material future charges relating to the 2016 Plan.
On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business. On June 28, 2017 the Stay of Proceedings was finalized, which resulted in a settlement payment to us as creditor in the amount of $1.1 million, which was recorded as a reduction to restructuring costs. As of October 1, 2017, we do not expect to incur any material future charges relating to the 2014 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our restructuring plans initiated in 2015 and prior years are described in detail in our Annual Report on Form 10-K for the year ended January 1, 2017. Costs associated with the 2015, 2013 and 2012 and Prior Plans include severance and closure charges and are substantially completed. The 2013 Plan also included impairment of certain property, plant and equipment. The 2012 and Prior Plans are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of October 1, 2017, we do not expect to incur any material future charges relating to the 2015 Plan, the 2013 Plan or the 2012 and Prior Plans.
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2017	Severance	Closure Costs	Cash Payments	October 1, 2017
2016 Plan	$1,300	$116	$2,036	$3,242	$210
2015 Plan	282	(7)	(27)	248	—
2014 Plan	426	—	(1,132)	(1,120)	414
2012 and Prior Plans	465	—	—	244	221
Total	$2,473	$109	$877	$2,614	$845

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	October 2, 2016
2015 Plan	$774	$104	$27	$607	$298
2014 Plan	442	—	—	16	426
2013 Plan	316	—	—	316	—
2012 and Prior Plans	858	—	—	346	512
Total	$2,390	$104	$27	$1,285	$1,236
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to changes in our valuation allowances, tax exempt income and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate. In addition, we recognized $0.6 million and $5.7 million of income tax benefit due to the exercise and delivery of share-based awards during the three and nine months ended October 1, 2017 and $0.3 million and $6.5 million during the three and nine months ended October 2, 2016.
We assess the need for a valuation allowance against our deferred tax assets on a quarterly basis. As of the current quarter, we believe that it is more likely than not that the benefit from certain non-capital loss carryforwards will not be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016
Transactions involving cash:
Interest paid	$27,214	$26,856
Interest received	235	203
Income taxes paid	6,851	6,987
Income tax refunds	68	1,473
Non-cash transactions:
Property, plant and equipment additions in accounts payable	2,590	4,365
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

(In thousands)	Three Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$365,406	$75,463	$78,468	$4,947	$524,284
Intersegment sales	(1,222)	(644)	(4,915)	—	(6,781)
Net sales to external customers	$364,184	$74,819	$73,553	$4,947	$517,503

Adjusted EBITDA	$50,126	$8,219	$8,692	$2,669	$69,706

(In thousands)	Three Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$338,807	$71,528	$80,424	$5,316	$496,075
Intersegment sales	(1,094)	(1,488)	(3,846)	—	(6,428)
Net sales to external customers	$337,713	$70,040	$76,578	$5,316	$489,647

Adjusted EBITDA	$55,648	$7,933	$7,229	$(5,703)	$65,107

(In thousands)	Nine Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,073,404	$221,916	$232,224	$16,801	$1,544,345
Intersegment sales	(3,299)	(3,291)	(13,330)	—	(19,920)
Net sales to external customers	$1,070,105	$218,625	$218,894	$16,801	$1,524,425

Adjusted EBITDA	$149,669	$24,830	$21,401	$(4,798)	$191,102

(In thousands)	Nine Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,019,352	$235,694	$238,325	$17,740	$1,511,111
Intersegment sales	(4,737)	(2,848)	(10,589)	—	(18,174)
Net sales to external customers	$1,014,615	$232,846	$227,736	$17,740	$1,492,937

Adjusted EBITDA	$162,689	$30,890	$19,332	$(21,047)	$191,864

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Adjusted EBITDA	$69,706	$65,107	$191,102	$191,864
Less (plus):
Depreciation	14,174	13,995	43,475	43,378
Amortization	6,216	6,217	17,782	19,199
Share based compensation expense	2,740	3,412	8,694	11,922
Loss (gain) on disposal of property, plant and equipment	1,388	698	1,529	1,090
Restructuring costs	1,393	215	986	131
Loss (gain) on disposal of subsidiaries	—	(5,144)	212	(6,575)
Interest expense (income), net	7,213	6,985	21,349	21,150
Other expense (income), net	(186)	(1,199)	(457)	(1,214)
Income tax expense (benefit)	5,989	6,526	13,242	15,591
Loss (income) from discontinued operations, net of tax	139	236	518	608
Net income (loss) attributable to non-controlling interest	1,162	1,157	3,845	3,392
Net income (loss) attributable to Masonite	$29,478	$32,009	$79,927	$83,192
14. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of October 1, 2017, and January 1, 2017, was $654.8 million and $485.4 million, respectively, compared to a carrying value of $624.1 million and $469.6 million, respectively. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income (loss) attributable to Masonite	$29,478	$32,009	$79,927	$83,192
Less: income (loss) from discontinued operations, net of tax	(139)	(236)	(518)	(608)
Income (loss) from continuing operations attributable to Masonite	$29,617	$32,245	$80,445	$83,800

Shares used in computing basic earnings per share	29,086,174	30,416,648	29,579,076	30,496,404
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	488,619	757,128	557,227	760,605
Shares used in computing diluted earnings per share	29,574,793	31,173,776	30,136,303	31,257,009

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.02	$1.06	$2.72	$2.75
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.02)	(0.02)
Total Basic earnings per common share attributable to Masonite	$1.01	$1.05	$2.70	$2.73

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.00	$1.03	$2.67	$2.68
Discontinued operations attributable to Masonite, net of tax	—	—	(0.02)	(0.02)
Total Diluted earnings per common share attributable to Masonite	$1.00	$1.03	$2.65	$2.66

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	52,228	—	52,228	—
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three and nine months ended October 1, 2017, common shares issuable for stock appreciation rights which have a higher strike price than our weighted average market price have been excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Accumulated foreign currency translation gains (losses), beginning of period	$(105,917)	$(100,886)	$(127,433)	$(90,111)
Foreign currency translation gain (loss)	13,652	(8,537)	35,921	(17,151)
Income tax benefit (expense) on foreign currency translation gain (loss)	541	—	(43)	—
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	212	(1,431)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	359	(270)	740	460
Accumulated foreign currency translation gains (losses), end of period	(92,083)	(109,153)	(92,083)	(109,153)

Accumulated pension and other post-retirement adjustments, beginning of period	(21,197)	(17,544)	(21,553)	(17,837)
Amortization of actuarial net losses	292	243	876	727
Income tax benefit (expense) on amortization of actuarial net losses	(114)	(96)	(342)	(287)
Accumulated pension and other post-retirement adjustments	(21,019)	(17,397)	(21,019)	(17,397)

Accumulated other comprehensive income (loss)	$(113,102)	$(126,550)	$(113,102)	$(126,550)

Other comprehensive income (loss), net of tax	$14,371	$(8,390)	$36,624	$(18,142)
Less: other comprehensive income (loss) attributable to non-controlling interest	359	(270)	740	460
Other comprehensive income (loss) attributable to Masonite	$14,012	$(8,120)	$35,884	$(18,602)
Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Variable Interest Entity
As of October 1, 2017, and January 1, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	October 1, 2017	January 1, 2017
Current assets	$12,223	$6,633
Property, plant and equipment, net	11,941	13,673
Long-term deferred income taxes	6,286	6,505
Other assets, net	3,153	1,789
Current liabilities	(2,255)	(2,044)
Other long-term liabilities	(2,247)	(2,115)
Non-controlling interest	(5,823)	(4,664)
Net assets of the VIE consolidated by Masonite	$23,278	$19,777
Current assets include $6.9 million and $2.6 million of cash and cash equivalents as of October 1, 2017, and January 1, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
18. Subsequent Event

On October 2, 2017 we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F for consideration of approximately $14 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial wood doors in the Midwest United States. Due to the timing of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended October 1, 2017, and October 2, 2016. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 63 manufacturing and distribution facilities in 8 countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers and homebuilders; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended October 1, 2017, we generated net sales of $1,070.1 million or 70.2%, $218.6 million or 14.3% and $218.9 million or 14.4% in our North American Residential, Europe and Architectural segments, respectively.

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
Organizational Restructuring
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which includes the reduction of approximately 140 positions. The 2016 Plan was implemented to improve our cost structure and enhance operational efficiencies. Costs associated with the 2016 Plan include closure costs and severance and the 2016 Plan is substantially completed. As of October 1, 2017, we do not expect to incur any material future charges relating to the 2016 Plan.

MASONITE INTERNATIONAL CORPORATION

Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended October 1, 2017, and October 2, 2016, approximately 34% and 33% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
Income Taxes
We assess the need for a valuation allowance against our deferred tax assets on a quarterly basis. As of the current quarter, we believe that it is more likely than not that the benefit from certain non-capital loss carryforwards will not be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
A reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction. The potential timing and amount of any future valuation allowance release has yet to be determined. Any such adjustment could have a material impact on our financial position and results of operations.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$517,503	$489,647	$1,524,425	$1,492,937
Cost of goods sold	413,517	385,845	1,217,556	1,179,786
Gross profit	103,986	103,802	306,869	313,151
Gross profit as a % of net sales	20.1%	21.2%	20.1%	21.0%
Selling, general and administration expenses	58,798	63,017	187,247	196,876
Selling, general and administration expenses as a % of net sales	11.4%	12.9%	12.3%	13.2%
Restructuring costs, net	1,393	215	986	131
Loss (gain) on disposal of subsidiaries	—	(5,144)	212	(6,575)
Operating income (loss)	43,795	45,714	118,424	122,719
Interest expense (income), net	7,213	6,985	21,349	21,150
Other expense (income), net	(186)	(1,199)	(457)	(1,214)
Income (loss) from continuing operations before income tax expense (benefit)	36,768	39,928	97,532	102,783
Income tax expense (benefit)	5,989	6,526	13,242	15,591
Income (loss) from continuing operations	30,779	33,402	84,290	87,192
Income (loss) from discontinued operations, net of tax	(139)	(236)	(518)	(608)
Net income (loss)	30,640	33,166	83,772	86,584
Less: net income (loss) attributable to non-controlling interest	1,162	1,157	3,845	3,392
Net income (loss) attributable to Masonite	$29,478	$32,009	$79,927	$83,192
Three Months Ended October 1, 2017, Compared with Three Months Ended October 2, 2016
Net Sales
Net sales in the three months ended October 1, 2017, were $517.5 million, an increase of $27.9 million or 5.7% from $489.6 million in the three months ended October 2, 2016. Net sales in the third quarter of 2017 were positively impacted by $4.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $23.6 million or 4.8%. Higher volume increased net sales in the third quarter of 2017 by $15.7 million or 3.2% and average unit price increased net sales in the third quarter of 2017 by $8.0 million or 1.6% compared to the 2016 period. Net sales of components and other products to external customers were $0.1 million lower in the third quarter of 2017 compared to the 2016 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	October 1, 2017	October 2, 2016
North American Residential	$365,406	$338,807
North American Residential intersegment	(1,222)	(1,094)
North American Residential net sales to external customers	$364,184	$337,713
Percentage of consolidated net sales	70.4%	69.0%

Europe	$75,463	$71,528
Europe intersegment	(644)	(1,488)
Europe net sales to external customers	$74,819	$70,040
Percentage of consolidated net sales	14.5%	14.3%

Architectural	$78,468	$80,424
Architectural intersegment	(4,915)	(3,846)
Architectural net sales to external customers	$73,553	$76,578
Percentage of consolidated net sales	14.2%	15.6%

Corporate & Other net sales to external customers	$4,947	$5,316

Net sales to external customers	$517,503	$489,647
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended October 1, 2017, were $364.2 million, an increase of $26.5 million or 7.8% from $337.7 million in the three months ended October 2, 2016. Net sales in the third quarter of 2017 were positively impacted by $3.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $22.8 million or 6.8%. Higher volume increased net sales in the third quarter of 2017 by $18.5 million or 5.5% compared to the 2016 period. Average unit price increased net sales in the third quarter of 2017 by $4.4 million or 1.3% compared to the 2016 period. Net sales of components and other products to external customers were $0.1 million lower in the third quarter of 2017 compared to the 2016 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended October 1, 2017, were $74.8 million, an increase of $4.8 million or 6.9% from $70.0 million in the three months ended October 2, 2016. Net sales in the third quarter of 2017 were positively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $4.4 million or 6.3%. Higher volume increased net sales in the third quarter of 2017 by $4.2 million or 6.0% compared to the 2016 period. Average unit price increased net sales in the third quarter of 2017 by $0.7 million or 1.0% compared to the 2016 period. Net sales of components and other products to external customers were $0.5 million lower in the third quarter of 2017 compared to the 2016 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended October 1, 2017, were $73.6 million, a decrease of $3.0 million or 3.9% from $76.6 million in the three months ended October 2, 2016. Net sales in the third quarter of 2017 were positively impacted by $0.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $3.3 million or 4.3%. Lower volume decreased net sales in the third quarter of 2017 by $6.5 million or 8.5% compared to the 2016 period, due to

MASONITE INTERNATIONAL CORPORATION

higher production backlogs resulting primarily from the transition of products from the Algoma, Wisconsin, plant to other sites. Average unit price increased net sales in the third quarter of 2017 by $2.9 million or 3.8% compared to the 2016 period. Net sales of components and other products to external customers were $0.3 million higher in the third quarter of 2017 compared to the 2016 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.9% and 78.8% for the three months ended October 1, 2017, and October 2, 2016, respectively. Material cost of sales and distribution as a percentage of net sales in the third quarter of 2017 increased 0.8% and 0.9%, respectively, over the 2016 period. The increase in material costs was driven by a combination of inflation and inbound freight increases. Distribution was impacted by inflationary pressures and shipping inefficiencies related to maintaining customer service levels. Overhead as a percentage of net sales in the third quarter of 2017 decreased by 0.5% over the 2016 period. The decrease in overhead as a percentage of net sales was driven primarily by the increase in our overall net sales. Depreciation as a percentage of net sales in the third quarter of 2017 decreased by 0.1% compared to the 2016 period. Direct labor as a percentage of net sales was flat compared to the 2016 period, as improved productivity offset wage inflation.
Selling, General and Administration Expenses
In the three months ended October 1, 2017, selling, general and administration (“SG&A”) expenses, as a percentage of net sales, were 11.4% compared to 12.9% in the three months ended October 2, 2016, a decrease of 150 basis points.
SG&A expenses in the three months ended October 1, 2017, were $58.8 million, a decrease of $4.2 million from $63.0 million in the three months ended October 2, 2016. The overall decrease was driven by a $8.4 million decrease in personnel costs, primarily due to a reduction in our incentive pay accrual. This decrease was partially offset by a $1.7 million increase in marketing costs, a $1.3 million increase in professional fees and other increases of $1.2 million.
Restructuring Costs, Net
Restructuring costs, net, in the three months ended October 1, 2017, were $1.4 million. There were no material restructuring costs in the three months ended October 2, 2016. Restructuring costs in 2017 were related primarily to costs incurred for plant closure under the 2016 Plan.
Loss (Gain) on Disposal of Subsidiaries
There were no material losses or gains on disposal of subsidiaries in the three months ended October 1, 2017, compared to a gain of $5.1 million in the three months ended October 2, 2016. The prior year gain arose as a result of the sale of our legal entity in Africa.
Interest Expense, Net
Interest expense, net, in the three months ended October 1, 2017, was $7.2 million, compared to $7.0 million in the three months ended October 2, 2016.
Other Expense (Income), Net
Other expense (income), net, in the three months ended October 1, 2017, was $(0.2) million compared to $(1.2) million in the three months ended October 2, 2016. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Our income tax expense in the three months ended October 1, 2017, decreased by $0.5 million compared to the three months ended October 2, 2016. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and a discrete income tax benefit of $0.5 million recorded in the three months ended October 1, 2017, compared to $1.2 million of discrete income tax benefit recorded in the three months ended October 2, 2016. Discrete items may occur in any given year, but are not consistent from period to period. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.
Segment Information

	Three Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,126	$8,219	$8,692	$2,669	$69,706
Adjusted EBITDA as a percentage of segment net sales	13.8%	11.0%	11.8%		13.5%

	Three Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,648	$7,933	$7,229	$(5,703)	$65,107
Adjusted EBITDA as a percentage of segment net sales	16.5%	11.3%	9.4%		13.3%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,126	$8,219	$8,692	$2,669	$69,706
Less (plus):
Depreciation	7,871	2,008	2,081	2,214	14,174
Amortization	869	2,061	2,075	1,211	6,216
Share based compensation expense	—	—	—	2,740	2,740
Loss (gain) on disposal of property, plant and equipment	877	244	33	234	1,388
Restructuring costs	—	69	1,378	(54)	1,393
Interest expense (income), net	—	—	—	7,213	7,213
Other expense (income), net	—	(23)	—	(163)	(186)
Income tax expense (benefit)	—	—	—	5,989	5,989
Loss (income) from discontinued operations, net of tax	—	—	—	139	139
Net income (loss) attributable to non-controlling interest	844	—	—	318	1,162
Net income (loss) attributable to Masonite	$39,665	$3,860	$3,125	$(17,172)	$29,478

	Three Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$55,648	$7,933	$7,229	$(5,703)	$65,107
Less (plus):
Depreciation	7,666	1,952	2,242	2,135	13,995
Amortization	1,130	2,283	2,015	789	6,217
Share based compensation expense	—	—	—	3,412	3,412
Loss (gain) on disposal of property, plant and equipment	552	142	4	—	698
Restructuring costs	—	—	—	215	215
Loss (gain) on disposal of subsidiaries	—	—	—	(5,144)	(5,144)
Interest expense (income), net	—	—	—	6,985	6,985
Other expense (income), net	—	53	—	(1,252)	(1,199)
Income tax expense (benefit)	—	—	—	6,526	6,526
Loss (income) from discontinued operations, net of tax	—	—	—	236	236
Net income (loss) attributable to non-controlling interest	926	—	—	231	1,157
Net income (loss) attributable to Masonite	$45,374	$3,503	$2,968	$(19,836)	$32,009

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment decreased $5.5 million, or 9.9%, to $50.1 million in the three months ended October 1, 2017, from $55.6 million in the three months ended October 2, 2016. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.7 million and $12.7 million in the third quarter of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $0.3 million, or 3.8%, to $8.2 million in the three months ended October 1, 2017, from $7.9 million in the three months ended October 2, 2016.
Adjusted EBITDA in our Architectural segment increased $1.5 million, or 20.8%, to $8.7 million in the three months ended October 1, 2017, from $7.2 million in the three months ended October 2, 2016. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $2.3 million and $1.9 million in the third quarter of 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Nine Months Ended October 1, 2017, Compared with Nine Months Ended October 2, 2016
Net Sales
Net sales in the nine months ended October 1, 2017, were $1,524.4 million, an increase of $31.5 million or 2.1% from $1,492.9 million in the nine months ended October 2, 2016. Net sales in the first nine months of 2017 were negatively impacted by $16.2 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $47.7 million or 3.2%. Average unit price increased net sales in the first nine months of 2017 by $36.8 million or 2.5% compared to the same period in 2016. Higher volume in the first nine months of 2017 increased net sales by $13.6 million or 0.9% compared to the same period in 2016. Partially offsetting these increases were decreased net sales of components and other products to external customers, which were $2.7 million lower in the first nine months of 2017 compared to the same period in 2016.
Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016
North American Residential	$1,073,404	$1,019,352
North American Residential intersegment	(3,299)	(4,737)
North American Residential net sales to external customers	$1,070,105	$1,014,615
Percentage of consolidated net sales	70.2%	68.0%

Europe	$221,916	$235,694
Europe intersegment	(3,291)	(2,848)
Europe net sales to external customers	$218,625	$232,846
Percentage of consolidated net sales	14.3%	15.6%

Architectural	$232,224	$238,325
Architectural intersegment	(13,330)	(10,589)
Architectural net sales to external customers	$218,894	$227,736
Percentage of consolidated net sales	14.4%	15.3%

Corporate & Other net sales to external customers	$16,801	$17,740

Net sales to external customers	$1,524,425	$1,492,937

MASONITE INTERNATIONAL CORPORATION

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended October 1, 2017, were $1,070.1 million, an increase of $55.5 million or 5.5% from $1,014.6 million in the nine months ended October 2, 2016. Net sales in the first nine months of 2017 were positively impacted by $1.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $54.4 million or 5.4%. Higher volume increased net sales in the first nine months of 2017 by $31.1 million or 3.1% compared to the same period in 2016. Average unit price increased net sales in the first nine months of 2017 by $24.4 million or 2.4% compared to the same period in 2016. Net sales of components and other products to external customers were $1.1 million lower in the first nine months of 2017 compared to the same period in 2016.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended October 1, 2017, were $218.6 million, a decrease of $14.2 million or 6.1% from $232.8 million in the nine months ended October 2, 2016. Net sales in 2017 were negatively impacted by $17.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $3.1 million or 1.3%. Average unit price increased net sales in the first nine months of 2017 by $3.0 million or 1.3% compared to the same period in 2016. Higher volume increased net sales in the first nine months of 2017 by $2.5 million or 1.1% compared to the same period in 2016. Partially offsetting these increases was a decrease in net sales of components and other products to external customers which were $2.4 million lower in the first nine months of 2017 compared to the same period in 2016.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended October 1, 2017, were $218.9 million, a decrease of $8.8 million or 3.9% from $227.7 million in the nine months ended October 2, 2016. Net sales in 2017 were positively impacted by $0.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $9.0 million or 4.0%. Lower volume decreased net sales in the first nine months of 2017 by $20.1 million or 8.8% compared to the same period in 2016, due to higher production backlogs resulting in part from the transition of products from the Algoma, Wisconsin, plant to other sites. Partially offsetting this decrease was a $9.4 million or 4.1% increase in average unit price in the first nine months of 2017 compared to the same period in 2016 and net sales of components and other products to external customers, which were $1.7 million higher in the first nine months of 2017 compared to the same period in 2016.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.9% and 79.0% for the nine months ended October 1, 2017, and October 2, 2016, respectively. Distribution, overhead and direct labor costs as a percentage of net sales in the first nine months of 2017 increased 1.0%, 0.6% and 0.3%, respectively, over the 2016 period. Distribution was impacted by shipping inefficiencies related to maintaining customer service levels and costs to complete the ramp-up of new retail business. The overhead and direct labor increases were driven by operational inefficiencies and wage inflation, partly offset by headcount reductions. Material cost of sales and depreciation costs as a percentage of net sales in the first nine months of 2017 decreased 0.9% and 0.1%, respectively, over the 2016 period. The decrease in material cost of sales was driven primarily by favorable average unit prices.
Selling, General and Administration Expenses
In the nine months ended October 1, 2017, SG&A expenses, as a percentage of net sales, were 12.3% compared to 13.2% the nine months ended October 2, 2016, a decrease of 90 basis points.
SG&A expenses in the nine months ended October 1, 2017, were $187.2 million, a decrease of $9.7 million from $196.9 million in the nine months ended October 2, 2016. The decrease included a $2.6 million reduction of non-cash items in SG&A expenses including share based compensation, depreciation and amortization. The overall decrease was also driven by an $11.7 million decrease in personnel costs, primarily driven by a reduction in our incentive pay accrual, and favorable foreign exchange impacts of $1.7 million. These decreases were partially offset by a $3.6 million increase in marketing costs and $2.7 million of other increases.

MASONITE INTERNATIONAL CORPORATION

Restructuring Costs, Net
Restructuring costs, net, in the nine months ended October 1, 2017, were $1.0 million. There were no material restructuring costs in the nine months ended October 2, 2016. Restructuring costs in 2017 were related primarily to costs incurred for severance and plant closure under the 2016 Plan partly offset by a recovery of $1.1 million received in the final settlement of the Stay of Proceedings in Israel as part of the 2014 Plan.
Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $0.2 million in the nine months ended October 1, 2017, compared to a gain of $6.6 million in the nine months ended October 2, 2016. The current year loss arose as a result of the liquidation of our legal entity in Hungary. The prior year gain arose as a result of the sale of our legal entity in Africa and the liquidation of our legal entity in Romania. The current year loss and the prior year gain related to Romania are comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss). The prior year gain relating to Africa represents the excess of pre-tax cash received upon closing of the sale over the book value of the investment.
Interest Expense, Net
Interest expense, net, in the nine months ended October 1, 2017, was $21.3 million, compared to $21.2 million in the nine months ended October 2, 2016.
Other Expense (Income), Net
Other expense (income), net, in the nine months ended October 1, 2017, was $(0.5) million compared to $(1.2) million in the nine months ended October 2, 2016. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of the net gain related to our non-majority owned unconsolidated subsidiary that is recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the nine months ended October 1, 2017, decreased by $2.3 million compared to the nine months ended October 2, 2016. The change in our income tax expense (benefit) is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $8.8 million in the nine months ended October 1, 2017, compared to $8.5 million of discrete income tax benefit recorded in the nine months ended October 2, 2016. The discrete income tax benefits of $8.8 million are primarily attributable to $5.7 million of discrete income tax benefit related to the exercise and delivery of share-based awards during the nine months ended October 1, 2017. Our combined effective income tax rate is primarily the weighted average of federal, state and provincial rates in various countries in which we have operations, including the United States, Canada, the United Kingdom and Ireland and is affected by our ability to realize tax assets in certain jurisdictions.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Nine Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$149,669	$24,830	$21,401	$(4,798)	$191,102
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.4%	9.8%		12.5%

	Nine Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,689	$30,890	$19,332	$(21,047)	$191,864
Adjusted EBITDA as a percentage of segment net sales	16.0%	13.3%	8.5%		12.9%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Nine Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$149,669	$24,830	$21,401	$(4,798)	$191,102
Less (plus):
Depreciation	22,651	7,212	6,865	6,747	43,475
Amortization	2,504	5,756	6,391	3,131	17,782
Share based compensation expense	—	—	—	8,694	8,694
Loss (gain) on disposal of property, plant and equipment	674	513	(160)	502	1,529
Restructuring costs	—	(27)	2,152	(1,139)	986
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	21,349	21,349
Other expense (income), net	—	(10)	—	(447)	(457)
Income tax expense (benefit)	—	—	—	13,242	13,242
Loss (income) from discontinued operations, net of tax	—	—	—	518	518
Net income (loss) attributable to non-controlling interest	2,686	—	—	1,159	3,845
Net income (loss) attributable to Masonite	$121,154	$11,174	$6,153	$(58,554)	$79,927

MASONITE INTERNATIONAL CORPORATION

	Nine Months Ended October 2, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,689	$30,890	$19,332	$(21,047)	$191,864
Less (plus):
Depreciation	23,712	6,508	6,825	6,333	43,378
Amortization	3,513	7,072	6,226	2,388	19,199
Share based compensation expense	—	—	—	11,922	11,922
Loss (gain) on disposal of property, plant and equipment	842	173	106	(31)	1,090
Restructuring costs	—	21	—	110	131
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	(5,144)	(6,575)
Interest expense (income), net	—	—	—	21,150	21,150
Other expense (income), net	—	146	—	(1,360)	(1,214)
Income tax expense (benefit)	—	—	—	15,591	15,591
Loss (income) from discontinued operations, net of tax	—	—	—	608	608
Net income (loss) attributable to non-controlling interest	2,622	—	—	770	3,392
Net income (loss) attributable to Masonite	$132,000	$18,401	$6,175	$(73,384)	$83,192
Adjusted EBITDA in our North American Residential segment decreased $13.0 million, or 8.0%, to $149.7 million in the nine months ended October 1, 2017, from $162.7 million in the nine months ended October 2, 2016. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $41.0 million and $38.1 million in 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment decreased $6.1 million, or 19.7%, to $24.8 million in the nine months ended October 1, 2017, from $30.9 million in the nine months ended October 2, 2016.
Adjusted EBITDA in our Architectural segment increased $2.1 million, or 10.9%, to $21.4 million in the nine months ended October 1, 2017, from $19.3 million in the nine months ended October 2, 2016. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $6.7 million and $5.8 million in 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of October 1, 2017, we had $151.0 million of cash and cash equivalents, availability under our ABL Facility of $147.0 million and availability under our AR Sales Program of $25.4 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $98.1 million during the nine months ended October 1, 2017, compared to $91.9 million in the nine months ended October 2, 2016. This $6.2 million increase in cash provided by operating activities was due primarily to a $8.6 million net inflow due to changes in net working capital and other assets and liabilities, partially offset by a $2.1 million decrease in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, in the first nine months of 2017 compared to the same period in 2016.
Cash used in investing activities was $53.9 million during the nine months ended October 1, 2017, compared to $43.4 million in the nine months ended October 2, 2016. This $10.5 million increase in cash used in investing activities was driven by the receipt of $15.1 million of proceeds from the sale of our South African subsidiary in 2016 and other increased outflows of $1.0 million. These were partially offset by a decrease of $5.6 million in cash additions to property, plant and equipment in the first nine months of 2017 compared to the same period in 2016.
Cash provided by financing activities was $35.9 million during the nine months ended October 1, 2017, compared to an $86.9 million outflow during the nine months ended October 2, 2016. This $122.8 million increase in cash provided by financing activities was driven by a $154.8 increase in cash proceeds from issuance of long-term debt and a $0.3 million increase in other financing inflows. The increases in cash provided by financing activities were partially offset by a $19.7 million increase in cash used in repurchases of common shares, a $10.5 million decrease in cash proceeds from the exercise of common stock warrants and a $2.1 million increase in tax withholding on share based awards delivered in the first nine months of 2017 compared to the same period in 2016.
Share Repurchases
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the nine months ended October 1, 2017, we repurchased and retired 1,654,628 of our common shares in the open market at an aggregate cost of $109.9 million as part of the share repurchase programs. During the nine months ended October 2, 2016, we repurchased 1,371,631 of our common shares in the open market at an aggregate cost of $90.2 million. As of October 1, 2017, $130.9 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of October 1, 2017, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million is being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes are for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.
Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of October 1, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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

MASONITE INTERNATIONAL CORPORATION

the ABL Facility a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of October 1, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $446.0 million and $1.3 billion for the three and nine months ended October 1, 2017, and $395.4 million and $1.2 billion for the three and nine months ended October 2, 2016, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $56.3 million and $161.1 million for the three and nine months ended October 1, 2017, and $34.4 million and $144.9 million for the three and nine months ended October 2, 2016, respectively. Our non-guarantor subsidiaries had total assets of $1.6 billion and $1.3 billion as of October 1, 2017, and January 1, 2017, respectively; and total liabilities of $730.4 million and $771.2 million as of October 1, 2017, and January 1, 2017, respectively.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended October 1, 2017, we repurchased 1,155,713 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 3, 2017, through July 30, 2017	43,812	$75.48	43,812	$199,604,429
July 31, 2017, through August 27, 2017	790,041	61.66	790,041	150,893,189
August 28, 2017, through October 1, 2017	321,860	62.02	321,860	130,930,781
Total	1,155,713	$62.28	1,155,713
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of October 1, 2017, $130.9 million was available for repurchase in accordance with the share repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1^
Offer Letter to Randy White dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on September 12, 2017)

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 8, 2017	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)