Form 10-K
period 2017-12-31
MASONITE INTERNATIONAL CORP
filed 2018-02-27
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 2, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on July 2, 2017, was $2.2 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 28,113,872 shares of Common Stock, no par value, as of February 22, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual General Meeting of Shareholders scheduled to be held on May 10, 2018, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2017

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

•	labor relations (i.e., disruptions, strikes or work stoppages), labor costs and availability of labor;

•	increases in the costs of raw materials or wages or any shortage in supplies or labor;

•	our ability to keep pace with technological developments;

•	the actions taken by, and the continued success of, certain key customers;

•	our ability to maintain relationships with certain customers;

•	the ability to generate the benefits of our restructuring activities;

•	retention of key management personnel;

•	environmental and other government regulations; and

•	limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility.

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
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Marshfield®, Premdor®, Mohawk®, Megantic®, Algoma®, Birchwood Best®, Door-StopTM, Harring DoorsTM, Performance Doorset SolutionsTM and National HickmanTM are among the most recognized in the door industry and are associated with innovation, quality and value. In the year ended December 31, 2017, we sold approximately 35 million doors to approximately 7,000 customers in 65 countries. Our fiscal year 2017 net sales by segment and global net sales of doors by end market are set forth below:

Net Sales by Segment - 2017	Global Net Sales of Doors by End Market - 2017

Europe
15%
North American
Residential 70%
Architectural 14%
Corporate &
Other 1%

See Note 15 to our consolidated financial statements for additional information about our segments.
Over the past several years, we have invested in advanced technologies to increase the automation of our manufacturing processes, increase quality and shorten lead times and introduced targeted e-commerce and other marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined acquisition strategy that solidified our presence in the United Kingdom's interior and exterior residential door markets, the North American residential molded and stile and rail interior door markets and created leadership positions in the attractive North American commercial and architectural interior wood door, door core and wood veneer markets.
We operate 64 manufacturing and distribution facilities in 8 countries in North America, Europe, South America and Asia, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential molded interior door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to cut costs, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.
Competitive Strengths
We believe the following competitive strengths differentiate us from other building product companies and position us for significant growth as part of a multi-year, multi stage recovery in our end markets.
Leading Market Positions in Targeted End Markets
Within the North American door market, we believe we hold either the number one or two market position in the seven product categories we target. We are one of the largest manufacturers of doors and door components in the world, selling approximately 35 million residential and architectural interior and exterior doors in 2017; approximately 23 million of which were sold in the United States, our largest market. We believe our scale and leadership positions support our commitment to invest in advanced manufacturing and e-commerce initiatives and develop innovative new products, to effectively service regional and national customers and to offer broad product lines across our markets, while reducing our materials and unit production costs.
Extensive Portfolio with Strong Brand Recognition
Our broad portfolio of brands is among the most recognized in the door industry and is associated with superior design, innovation, reliability and quality. Builder Magazine recognized the Masonite® brand as one of the leading door brands in the United States in 2017 in the following categories: Brand Familiarity, Brand Used in Past Two Years and Brand Used the Most.
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
Leading Technological Innovation Within the Door Industry
We believe we are a leader in technological innovation in the design of doors and door components and in the complex processes required to manufacture high quality products quickly and consistently. We intend to continue developing new and innovative products at our 145 thousand square foot innovation center in West Chicago, Illinois, while improving critical processes in the manufacturing and selling of our products. Our future success will depend on our ability to develop and introduce new or improved products, to continue to improve our manufacturing and product service processes, and to protect our rights to the technologies used in our products. We have also created proprietary web-based sales and marketing tools, including MAX Masonite Xpress Configurator® for our residential and DoorbuilderTM for our architectural customer networks, to improve selection and order processes, reduce order entry errors, create more accurate quotes, improve communication and facilitate a better customer experience. As of December 31, 2017, we had 238 design patents and design patent applications and 176 utility patents and patent applications in the United States, and 195 foreign design patents and patent applications and 252 foreign utility patents and patent applications.

Vertically Integrated Operations Across the Production Process
We are one of the few vertically integrated door manufacturers in the world. In North America, we are one of only two vertically integrated manufacturers of molded interior residential doors and the only vertically integrated manufacturer of non-residential interior wood doors. Our vertical integration extends across the production process, which we believe enhances our ability to develop products and respond quickly to changing consumer preferences, provides greater value and better service for our customers, and potentially lowers our costs. We leverage our assets through our vertically integrated operations in a manner that is difficult to replicate without significant capital investment.
Experienced Management Team with Extensive Experience and a Successful Track Record
We are managed by results-driven executives with a proven track record of successfully managing multiple brands, winning new business, reducing costs and identifying, executing and integrating strategic acquisitions. Several members of our management team previously worked at Fortune 500 companies, including Honeywell International Inc. (formerly AlliedSignal Inc.), General Motors Company and Newell Rubbermaid Inc., where they utilized advanced technologies to improve cost structures and create competitive advantages.
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
Develop Innovative, Market-Leading Products
We intend to continue developing new and innovative products to grow our sales and enhance our returns. We plan to capitalize on the anticipated growth in door demand and evolving style trends by continuing to introduce new, value-added products that build upon our comprehensive portfolio of door styles, designs, textures, components, options, applications, and materials. We have consistently demonstrated the ability to develop products that are differentiated by compelling design features and recognized for their reliability and quality. For example, we recently introduced our Heritage Series exterior fiberglass doors to complement our Heritage interior doors, with a combination of crisp, clean lines inspired by classic craftsman architecture coupled with the proven reliability of fiberglass. We also recently added additional glass sizes and new fir textured offerings to our Vista Grande line of exterior doors that integrate glass into the door in a seamless assembly, giving a wider view through the door and clean, modern design lines. Within our interior line, we recently introduced our Barn Door Hardware kits to provide contemporary style to interior openings.
As more consumers are requesting products that are factory finished, we continue to develop and invest in factory finished products tailored to the needs of our residential and architectural markets. We are also focused on managing our product complexity through programs to consolidate products and components without compromising customer value, in addition to selectively canceling products that are no longer on trend or that are replaced by new offerings.
Expand our Presence in Attractive Markets to Accelerate Growth and Improve Margins
We plan to continue to focus our operations on attractive new market and channel opportunities. For example, we believe we can expand our leading position in the North American architectural wood door market by focusing on strategic sectors within this market, such as education, health care and hospitality. By expanding our market presence and achieving greater economies of scale, we intend to capitalize on the ongoing recovery in the U.S. non-residential construction market. Additionally, we believe we can expand our market growth in the architectural wood door market through the introduction of products with high design and performance attributes. We are also focused on expanding our business in the residential new construction market and with professional repair, renovation and remodeling contractors, both domestically and internationally.

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
Leverage Our Marketing, Sales and Customer Service Activities to Further Drive Sales
We intend to continue to pursue additional growth opportunities by leveraging our extensive sales, marketing and customer service efforts in innovative ways. In 2017, we re-launched the Masonite brand with a goal to change the conversation around doors through the compilation and sharing of design trend knowledge. This represents an investment in the success of our customers to drive higher consideration of doors in the homebuilding and renovation process, allowing us to unlock the door’s full potential to be a defining element in the home. We have also developed several proprietary web-based tools for our customers, including MAX Masonite Xpress Configurator®, MC2 and MConnectTM, to enhance communication and information flow with our customers in our wholesale dealer network by providing a more customized buying experience, customer leads and quoting capabilities and simplifying the procurement process. We also intend to capture additional share in the attractive professional repair, renovation and remodeling markets by helping professional contractors produce customized marketing materials to assist them in their sales efforts. In addition, we plan to continue developing effective marketing initiatives to expand our business with professional dealers and homebuilders.
Continue to Pursue Operational Excellence
As part of our commitment to continuous improvement, we have launched initiatives to make our operations lean and efficient. We utilize a Lean Six Sigma Continuous Improvement program, and more recently, we have expanded our commitment by adopting a complete lean operating philosophy known as MVantage. During 2017, we strategically focused on key manufacturing sites in an effort to improve quality, service and delivery performance. In 2018, we intend to focus on three tenets: plant transformation, process improvement and training. We believe that our commitment to MVantage will not only assist Masonite in its efforts to set the industry benchmark for innovation, quality, delivery, service and support but also help improve safety, productivity and financial performance.
Pursue Strategic Acquisitions to Create Leadership Positions
We intend to continue our disciplined approach to identifying, executing and integrating strategic acquisitions while maintaining a strong balance sheet, although we expect competition for the best candidates. We target companies who produce components for our existing operations, manufacture niche products and provide value-added services. Additionally, we target companies with strong brands, complementary technologies, attractive geographic footprints and opportunities for cost and distribution synergies. For example, since 2011 we have made 14 strategic acquisitions to create leadership positions in (i) the attractive North American architectural wood door and door core market through the acquisitions of Porta Industries, Inc. (“Marshfield”), Algoma Holding Company (“Algoma”), Les Portes Baillargeon, Inc. (“Baillargeon”), Harring Doors Corporation ("Harring"), USA Wood Door, Inc. ("USA Wood Door"), FyreWerks Inc. ("FyreWerks") and A&F Wood Products, Inc. ("A&F Wood Products"), (ii) the North American interior stile and rail residential door market through the acquisitions of Portes Lemieux Inc. (“Lemieux”) and the assets of a door manufacturing operation located in Chile (the "Chile" acquisition) for servicing the North American market, (iii) the production and sale of wood veneers with the acquisition of Birchwood Lumber & Veneer Co., Inc. (“Birchwood”) and (iv) various markets in the United Kingdom with the acquisitions of Door-Stop International Limited ("Door-Stop"), Performance Doorset Solutions Limited ("PDS"), Hickman Industries Limited ("Hickman") and DW3 Products Holdings Limited ("DW3").
Product Lines
Residential Doors
We sell an extensive range of interior and exterior doors in a wide array of designs, materials and sizes. While substantially all interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings), the use of wood in exterior doors in North America and Europe has declined over the last two decades as a result of the increased penetration of steel and fiberglass doors. Our exterior doors are made primarily of steel or fiberglass. Our residential doors are molded panel, flush, stile and rail, routed medium-density fiberboard (“MDF”), steel or fiberglass.

Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or MDF frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into several distinct product groups: our original Molded Panel series is a combination of classic styling, durable construction and variety of design preferred by our customers when price sensitivity is a critical component in the product selection; the four doors within our Anniversary Collection® embody themed, period and architectural style specific designs; the West EndTM Collection strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; and the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. All of our molded panel doors can be upgraded with our proprietary, wheat straw based Safe ‘N Sound® door core or our environmentally friendly EmeraldTM door construction which enables home owners, builders and architects to meet specific product requirements and “green” specifications to attain LEED certification for a building or dwelling.
Flush interior doors are available either with a hollow or solid core and are made by assembling two facings of plywood, MDF, composite wood or hardboard over a wood or MDF frame. These doors can either have a wood veneer surface suitable for paint or staining or a composite wood surface suitable for paint. Our flush doors range from base residential flush doors consisting of unfinished composite wood to the ultra high-end exotic wood veneer doors.
Stile and rail doors are made from wood or MDF with individual vertical stiles, horizontal rails and panels, which have been cut, milled, veneered and assembled from lumber such as clear pine, knotty pine, oak and cherry. Within our stile and rail line, glass panels can be inserted to create what is commonly referred to as a French door and we have over 50 glass designs for use in making French doors. Where horizontal slats are inserted between the stiles and rails, the resulting door is referred to as a louver door. For interior purposes, stile and rail doors are primarily used for hallways, room dividers, closets and bathrooms. For exterior purposes, these doors are used as entry doors with decorative glass inserts (known as lites) often inserted into these doors.
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
Steel doors are exterior doors made by assembling two interlocking steel facings (paneled or flat) or attaching two steel facings to a wood or steel frame and injecting the core with polyurethane insulation. With our functional Utility Steel series, the design centric High Definition family and the prefinished Sta-Tru® HD, we offer customers the freedom to select the right combination of design, protection and compliance required for essentially any paint grade exterior door application. In addition, our product offering is significantly increased through our variety of compatible clear or decorative glass designs.
Fiberglass doors are considered premier exterior doors and are made by assembling two fiberglass door facings to a wood frame or composite material and injecting the core with polyurethane insulation. Led by the Barrington® door, our fiberglass door lines offer innovative designs, construction and finishes. The Barrington® family of doors is specifically designed to replicate the construction, look and feel of a real wood door. The Door-StopTM branded fiberglass doors are manufactured into prehung door sets and shipped to our customers with industry-leading lead times. We believe that our patented panel designs, sophisticated wood grain texturing and multiple application-specific construction processes will help our Barrington® and Belleville® fiberglass lines retain a distinct role in the exterior product category in the future.
Architectural Doors
Architectural doors are typically highly specified products designed, constructed and tested to ensure regulatory compliance and that certification requirements such as FSC and LEED certifications are met. We offer an extensive line of architectural interior doors meeting custom market requirements and ranging from the entry level molded panel doors to the high end custom designed flush wood doors with exotic veneer inlay designs. Our architectural doors are molded panel, flush, stile and rail or routed MDF and can be offered with varying levels of fire and sound rating as well as radiation shielding. Our architectural flush doors can also be produced with a laminate veneer facing. High pressure laminates are used when durability and aesthetics are the customer’s main concern, while low pressure laminates are utilized when consistency in surface color, texture and value are equal requirements.

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
Customers
During fiscal year 2017, we sold our products worldwide to approximately 7,000 customers. We have developed strong relationships with these customers through our "All Products" cross merchandising strategy. Our vertical integration facilitates our "All Products" strategy with our door fabrication facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.
Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 18% of our total net sales in fiscal year 2017. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.
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

Architectural doors are primarily sold through specialized one-step wholesale distribution channels where distributors sell to contractors and installers.
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
We have a leading position in the manufacturing of door components, including internal framing components (stile and rails), glass inserts (lites), door core, interior door facings (molded and veneer) and exterior door facings. The manufacturing of interior molded door facings is the most complex of these processes requiring a significant investment in large scale wood fiber processing equipment. Interior molded door facings are produced by combining fine wood particles, synthetic resins and other additives under heat and pressure in large multi-opening automated presses utilizing Masonite proprietary steel plates. The facings are then primed, cut and inspected in a second highly automated continuous operation prior to being packed for shipping to our door assembly plants. We operate five interior molded door facing plants around the world, two in North America and one in each of South America, Europe and Asia. Our sole United States based plant in Laurel, Mississippi, is one of the largest door facing plants in the world and we believe one of the most technologically advanced in the industry.
Interior residential hollow and solid core door manufacturing is an assembly operation that is primarily accomplished in the United States through the use of semi-skilled manual labor. The construction process for a standard flush or molded interior door is based on assembly of door facings and various internal framing and support components, followed by the doors being trimmed to their final specifications.
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
The manufacturing of steel and fiberglass exterior door slabs is a semi-automated process that entails combining laminated wood or rot free composite framing components between two door facings and then injecting the resulting hollow core structure with insulating polyurethane expanding foam core materials. We invested in fiberglass manufacturing technology, including the vertical integration of our own fiberglass sheet molding compound plant at our Laurel, Mississippi, facility in 2006. In 2008, we consolidated fiberglass slab manufacturing from multiple locations throughout North America into a single highly automated facility in Dickson, Tennessee, significantly improving the reliability and quality of these products while simultaneously lowering cost and reducing lead times.
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
Raw Materials
While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips, some cut stock components, various composites, steel, glass, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. Our materials cost accounts for approximately 53% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into consideration the relative freight cost of these materials. Internal framing components, MDF, cut stock and internal door cores are manufactured internally at our facilities and supplemented from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.
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
Through a sustained commitment to improve our safety performance, we have been successful in reducing the number of injuries sustained by our employees over the long term. In 2017 we experienced a total incident rate, or the annual number of injuries per 100 full time equivalent employees, of 1.5 compared to 1.7 in 2016.
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
We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 238 design patents and design patent applications and 176 utility patents and patent applications. We currently have 195 foreign design patents and patent applications and 252 foreign utility patents and patent applications. Our U.S. utility patents are generally applicable for 20 years from the earliest filing date, our U.S. design patents for 15 years and our U.S. registered trademarks and trade names are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.
Competition
The North American door industry is highly competitive and includes a number of global and local participants. In the North American residential interior door market, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of molded door facings. There are also a number of smaller competitors in the residential interior door market that primarily source door facings from third party suppliers. In the North American residential exterior door market, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru, Feather River and Novatech. In the North American non-residential building construction door market, the primary participants are Masonite, VT Industries, Graham Wood Doors and Eggers Industries. Our primary market in Europe is the United Kingdom. The United Kingdom door industry is similarly competitive, including a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, service ability, distribution capabilities and value. We also face competition in the other countries in which we operate. In Europe, South America and Asia, we face significant competition from a number of regionally based competitors and importers.
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
Employees
As of December 31, 2017, we employed approximately 10,000 employees and contract personnel. This includes approximately 2,400 unionized employees, approximately 70% of whom are located in North America with the remainder in various foreign locations. Nine of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.

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

Trends in our primary end markets (residential new construction, repair, renovation and remodeling and non-residential building construction) directly impact our financial performance because they are directly correlated to the demand for doors and door components. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

•	the strength of the economy;

•	the amount and type of residential and non-residential construction;

•	housing sales and home values;

•	the age of existing home stock, home vacancy rates and foreclosures;

•	non-residential building occupancy rates;

•	increases in the cost of raw materials or wages, or any shortage in supplies or labor;

•	the availability and cost of credit;

•	employment rates and consumer confidence; and

•	demographic factors such as immigration and migration of the population and trends in household formation.
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
In general, demand for new homes and home improvement products may be adversely affected by increases in mortgage rates and the reduced availability of consumer financing. Mortgage rates remain near historic lows but have recently increased and will likely increase in the future. If mortgage rates increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition and results of operations may be materially and adversely affected.
Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. The recently enacted Tax Cuts and Jobs Act in the United States placed a cap on the amount of mortgage debt on which interest can be deducted and also made interest on home equity debt non-deductible. These changes and future changes in policies set to encourage home ownership and improvement, such as changes to the tax rules allowing for deductions of mortgage interest, may adversely impact demand for our products and have a material adverse impact on us.
Our performance may also depend upon consumers having the ability to finance the purchase of new homes and other buildings and repair and remodeling projects with credit from third-parties. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures. Adverse developments affecting any of these factors could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. The most recent economic downturn, including declining home and other building values, increased home foreclosures and tightening of credit standards by lending institutions, have negatively impacted the home and other building new construction and repair and remodeling sectors. If these credit market trends were to continue or worsen, our net sales and net income may be adversely affected.

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
Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 44% of our net sales in fiscal year 2017, while our largest customer, The Home Depot, accounted for approximately 18% of our net sales in fiscal year 2017. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, many of our largest customers, including The Home Depot, perform periodic line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales.
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
In many of the countries in which we operate, an increasingly large number of building products are sold through large retail home centers and other large retailers. In addition, we have experienced consolidation of distributors in our wholesale distribution channel and among businesses operating in different geographic regions resulting in more customers operating nationally and internationally. If the consolidation of our customers and distributors were to continue, leading to the further increase of their size and purchasing power, we may be challenged to continue to provide consistently high customer service levels for increasing sales volumes, while still offering a broad portfolio of innovative products and on-time and complete deliveries. If we fail to provide high levels of service, broad product offerings, competitive prices and timely and complete deliveries, we could lose a substantial amount of our customer base and our profitability, margins and net sales could decrease. We have also experienced the consolidation of our wholesale distributors by our competitors, such as JELD-WEN's acquisition of Miliken Millwork, Inc. in 2017. Consolidation of our customers could also result in the loss of a customer or a substantial portion of a customer's business.

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
In addition, our operations may be interrupted by terrorist attacks or other acts of violence or war. These attacks may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our operating results. The United States has entered into, and may enter into, additional armed conflicts which could have a further impact on our sales and our ability to deliver product to our customers in the United States and elsewhere. Political and economic instability in some regions of the world, including the current instabilities in the Middle East and North Korea, may also negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They could also result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results.
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
In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. For example, in 2017 we closed our Algoma, Wisconsin, facility in order to improve our cost structure, expand operational efficiencies and align our plant optimization portfolio. As a result, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.
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
Fuel prices have been volatile and are significantly influenced by international, political and economic circumstances. While fuel prices have fallen from historical highs over the last several years, they have more recently risen and lower fuel prices may not be permanent. If fuel prices were to rise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.
We rely on the continuous operation of our information technology and enterprise resource planning systems.
Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our consolidated financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, cybersecurity vulnerabilities (such as threats and attacks), computer viruses, natural disasters or other disasters Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we are in the process of implementing a new enterprise resource planning system in our architectural business. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources and impact our ability to efficiently service our customers. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.
Potential cyber threats and attacks could disrupt our information security systems and cause damage to our business and our reputation.
Information security threats, which pose a risk to the security of our network of systems and the confidentiality and integrity of our data, are increasing in frequency and sophistication, We have established policies, processes and multiple layers of defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our network of systems. Should damage to our network of systems occur, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. While we have not experienced any material breaches in information security, the occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems.
Increases in labor costs, potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could materially adversely affect our financial performance.
Our financial performance is affected by the availability of qualified personnel and the cost of labor. We have approximately 10,000 employees worldwide, including approximately 2,400 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, Mexico and the United Kingdom, which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, such as the attempt to organize our Northumberland facility in 2015, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
As of December 31, 2017, our accumulated benefit obligations under our United States and United Kingdom defined benefit pension plans exceeded the fair value of plan assets by $12.2 million and $5.7 million, respectively. During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, we contributed $5.0 million, $5.0 million and $5.2 million, respectively, to the United States pension plan and $1.0 million, $0.8 million and $0.9 million, respectively, to the United Kingdom pension plan. Additional contributions will be required in future years. We currently anticipate making $5.0 million and $0.7 million of contributions to our United States and United Kingdom pension plans, respectively, in 2018. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, our United States pension plans are subject to Title IV of the United States Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or the PBGC, generally has the authority to terminate an underfunded pension plan if the possible long-run loss to the PBGC with respect to the plan may reasonably be expected to increase substantially if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC which could be equal to the entire amount of the underfunding.
Our recent acquisitions and any future acquisitions, if available, could be difficult to integrate and could adversely affect our operating results.
In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of DW3 in 2018; A&F Wood Products in 2017; FyreWerks in 2016; USA Wood Door, Hickman and PDS in 2015; Harring and Door-Stop in 2014; the assets of a door manufacturing operation located in Chile in 2013; Lemieux, Algoma, and Baillargeon in 2012; and Birchwood and Marshfield in 2011. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve building product categories other than doors. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.
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
We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended December 31, 2017, approximately 66% of our net sales were in the United States, 16% in Canada and 12% in the United Kingdom. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.
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
The United Kingdom's formal trigger of the two year process for its exit from the European Union, and related negotiations
In June 2016, voters in the United Kingdom voted for a non-binding referendum in favor of the United Kingdom exiting the European Union. The United Kingdom formally initiated the withdrawal process on March 29, 2017, and the terms of any withdrawal are subject to a negotiation period that could last until March 29, 2019. The eventual exit of the United Kingdom from the European Union and negotiations leading up to that exit could adversely affect European and worldwide economic and market conditions. As a result, there has been, and may continue to be, instability in global financial and foreign exchange markets, including volatility in the value of the Pound Sterling and the Euro. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the European housing market, particularly in the United Kingdom, and demand for our products in the foreseeable future.
Fluctuating exchange and interest rates could adversely affect our financial results.
Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 34% for the year ended December 31, 2017. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.

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
Our manufacturing facilities and components of our products are subject to numerous foreign, federal, state and local laws and regulations, including those relating to the presence of hazardous materials and protection of worker health and safety. Liability under these laws involves inherent uncertainties. Changes in such laws and regulations or in their enforcement could significantly increase our costs of operations which could adversely affect our business. Violations of health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations.
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
Our estimated annual payment obligation for 2018 with respect to our consolidated indebtedness is $35.2 million of interest payments. When we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
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
As of December 31, 2017, shareholders owning 5% or more of our outstanding common shares reported their significant ownership positions in their Schedule 13G filings. As a result of their holdings, these shareholders may be able to significantly influence the outcome of any matters requiring approval by our shareholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 80,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of December 31, 2017, we owned and leased the following number of properties, by reportable segment:

	Manufacturing	Warehouse	Support	Total
Owned properties:
North American Residential	23	7	—	30
Europe	7	—	2	9
Architectural	6	—	—	6
Corporate & Other	—	—	1	1
Total owned properties	36	7	3	46

Leased properties:
North American Residential	16	14	2	32
Europe	5	7	1	13
Architectural	6	6	1	13
Corporate & Other	1	—	4	5
Total leased properties	28	27	8	63
Total owned and leased properties	64	34	11	109
Our properties in the North American Residential and Architectural segments are distributed across 24 states in the United States and four provinces in Canada, as well as one manufacturing facility and one support facility in Mexico and four manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in each of Ireland and the Czech Republic. Our properties in the Corporate and Other category include one manufacturing facility in Malaysia and six support facilities in the United States. As of December 31, 2017, total floor space at our manufacturing facilities was 12.0 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we own one idle manufacturing facility in Canada, we lease one idle manufacturing facility in the United Kingdom and we own two parcels of land: 17,000 acres of forestland in Costa Rica and 48 acres of undeveloped land in California.
We believe that our facilities are suitable to our respective businesses and have production capacity adequate to support our current level of production to meet our customers’ demand. Additional investments in manufacturing facilities are made as appropriate to balance our capacity with our customers’ demand.
Item 3. Legal Proceedings
The information required with respect to this item can be found under "Commitments and Contingencies" in Note 9 to the consolidated financial statements in this Annual Report and is incorporated by reference into this Item 3.

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

	2017		2016
	High	Low	High	Low
First quarter	$81.95	$63.70	$66.61	$45.14
Second quarter	85.30	71.45	72.11	61.22
Third quarter	79.90	50.40	72.75	61.56
Fourth quarter	75.95	62.45	68.55	55.60
Holders
As of February 27, 2018, we had three record holders of our common shares, including Cede & Co., the nominee of the Depository Trust Corporation.
Dividends
We do not intend to pay any cash dividends on our common shares for the foreseeable future and instead may retain earnings, if any, for future operations and expansion, share repurchases or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, liquidity requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our ABL Facility and in the indenture governing our senior notes. Future agreements may also limit our ability to pay dividends. See Note 8 to our audited consolidated financial statements contained elsewhere in this Annual Report for restrictions on our ability to pay dividends.

Stock Performance Graph
The following graph depicts the total return to shareholders from September 9, 2013, the date our common shares became listed on the NYSE, through December 31, 2017, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on September 9, 2013, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through December 31, 2017)

	September 9, 2013	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017
Masonite International Corporation	$100.00	$114.49	$117.57	$118.32	$127.15	$143.29
Standard & Poor's 500 Index	100.00	113.98	129.58	124.85	149.88	179.20
Standard & Poor's 1500 Building Products Index	100.00	124.93	136.49	148.91	182.34	209.99
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On December 12, 2017, and October 2, 2017, we issued to two former non-executive employees 534 and 2,089 common shares, respectively, for cash consideration to be paid over time of $37,565 and $140,341, respectively. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2017, we repurchased 139,473 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2, 2017, through October 29, 2017	—	$—	—	$130,930,781
October 30, 2017, through November 26, 2017	—	—	—	130,930,781
November 27, 2017, through December 31, 2017	139,473	71.86	139,473	120,908,784
Total	139,473	$71.86	139,473
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of December 31, 2017, $120.9 million was available for repurchase in accordance with the share repurchase programs.

Item 6. Selected Financial Data
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2017, and January 1, 2017, and for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of January 3, 2016, December 28, 2014, and December 29, 2013, and for the years ended December 28, 2014, and December 29, 2013, have been derived from the audited consolidated financial statements not included in this Annual Report.
This historical data includes, in the opinion of management, all adjustments necessary for a fair presentation of the operating results and financial condition of the Company for such periods and as of such dates. The results of operations for any period are not necessarily indicative of the results of future operations. During the periods included below, we have completed several acquisitions and dispositions. The results of these acquired entities are included in our consolidated statements of comprehensive income (loss) for the periods subsequent to their respective acquisition dates. The results of these disposed entities are included in our consolidated statements of comprehensive income (loss) for the periods up to their respective disposal dates. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended
(In thousands of U.S. dollars, except for share and per share amounts)	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Operating Results:
Net sales	$2,032,925	$1,973,964	$1,871,965	$1,837,700	$1,731,143
Gross profit	406,983	409,645	350,850	265,399	225,507
Income (loss) from continuing operations	157,564	104,894	(41,741)	(33,488)	(8,362)
Net income (loss)	156,981	104,142	(42,649)	(34,118)	(8,960)
Net income (loss) attributable to Masonite	151,739	98,622	(47,111)	(37,340)	(11,010)
Income (loss) from continuing operations attributable to Masonite shareholders per common share (basic)	5.20	3.27	(1.53)	(1.24)	(0.37)
Income (loss) from continuing operations attributable to Masonite shareholders per common share (diluted)	5.11	3.19	(1.53)	(1.24)	(0.37)
Net income (loss) attributable to Masonite shareholders per common share (basic)	5.18	3.25	(1.56)	(1.26)	(0.39)
Net income (loss) attributable to Masonite shareholders per common share (diluted)	5.09	3.17	(1.56)	(1.26)	(0.39)
Cash Flow Data:
Capital expenditures	73,782	82,287	51,065	50,147	45,971
Balance Sheet Data:
Working capital (1)	499,745	347,559	326,428	455,335	377,312
Total assets	1,680,258	1,475,861	1,499,149	1,616,146	1,566,345
Total debt	625,657	470,745	468,856	503,785	370,383
Total equity	735,902	659,776	655,566	735,499	825,562
____________
(1) Working capital is defined as current assets less current liabilities and includes cash restricted by letters of credit.

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended December 31, 2017, January 1, 2017, and January 3, 2016. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended December 31, 2017, we generated net sales of $1,428.9 million or 70.3%, $291.9 million or 14.4% and $288.5 million or 14.2% in our North American Residential, Europe and Architectural segments, respectively. See "Components of Results of Operations - Segment Information" below for a description of our reportable segments.
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

MASONITE INTERNATIONAL CORPORATION

construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:

•	the strength of the economy;

•	the amount and type of residential and commercial construction;

•	housing sales and home values;

•	the age of existing home stock, home vacancy rates and foreclosures;

•	non-residential building occupancy rates;

•	increases in the cost of raw materials or wages or any shortage in supplies or labor;

•	the availability and cost of credit;

•	employment rates and consumer confidence; and

•	demographic factors such as immigration and migration of the population and trends in household formation.
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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2017, our top ten customers together accounted for approximately 44% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 18% of our net sales in fiscal year 2017. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years we have initiated, and in the future we may initiate, restructuring plans designed to eliminate excess capacity in order to align our manufacturing capabilities with reductions in demand, as well as to streamline our organizational structure and reposition our business for improved long-term profitability.
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which included the reduction of approximately 140 positions. The 2016 Plan was implemented to improve our cost structure and enhance operational efficiencies. Costs associated with the 2016 Plan include closure costs and severance and the 2016 Plan is substantially completed. As of December 31, 2017, we do not expect to incur any future charges relating to the 2016 Plan. The actions taken as part of the 2016 Plan are expected to increase our annual earnings and cash flows by approximately $4 million.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our

MASONITE INTERNATIONAL CORPORATION

new enterprise resource planning system in our architectural business as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan included severance and closure charges and are substantially completed. As of December 31, 2017, we do not expect to incur any material future charges for the 2015 Plan. Once fully implemented, the actions taken as part of the 2015 Plan are estimated to increase our annual earnings and cash flows by approximately $6 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the years ended December 31, 2017, January 1, 2017, and January 3, 2016 approximately 34%, 35% and 36% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Net gains from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended December 31, 2017, were $39.0 million, which were primarily driven by the weakening of the U.S. dollar against the other major currencies in which we transact.
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

MASONITE INTERNATIONAL CORPORATION

Acquisitions

•
DW3: On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for consideration of approximately $96 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their products and service model are a natural addition to our existing UK business. DW3’s online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business.

•
A&F: On October 2, 2017 we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F for consideration of $13.8 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial doors in the Midwest United States.

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

Subsequent to deconsolidation, we used the cost method to account for our equity investment in MAL, which was reflected as $10.0 million in our consolidated balance sheets as of January 1, 2017, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. During September 2016, we received $15.1 million as final pre-tax proceeds from the sale of our equity interest in MAL. Upon receipt of these proceeds, our equity interest in MAL was eliminated and we accordingly reduced the value of our cost investment in MAL to zero and recorded a gain on disposal of subsidiaries of $5.1 million.

MASONITE INTERNATIONAL CORPORATION

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
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers and includes the cost of materials, direct labor, overhead, distribution and depreciation associated with assets used to manufacture products. Research and development costs are primarily included within cost of goods sold. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 77%, 77%, and 68% for the years ended December 31, 2017, January 1, 2017, and January 3, 2016.
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
Interest Expense, Net
Interest expense, net relates primarily to our consolidated senior unsecured indebtedness. Subsequent to March 23, 2015, interest expense, net relates to our $625.0 million aggregate principal amount of 5.625% senior unsecured notes due March 15, 2023 (the "2023 Notes"). Prior to March 23, 2015, interest expense related to our $500.0 million aggregate principal amount of 8.25% senior unsecured notes due April 15, 2021, which were redeemed on March 23, 2015, concurrent with the issuance of the 2023 Notes. Debt issuance costs incurred in connection with the 2023 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. The most recent issuance of our 2023 Notes resulted in a premium that is amortized to interest expense over the term of the 2023 Notes. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.
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
On December 22, 2017, Congress passed the Tax Cuts and Jobs Act ("Tax Reform"). Among other items, Tax Reform reduces the federal corporate tax rate to 21% effective January 1, 2018. This has caused our net deferred tax liabilities in the U.S. to be revalued.
Segment Information
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom, Central Eastern Europe and France (prior to disposal) operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment, including the historical results of our Africa operating segment (prior to deconsolidation). Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the

MASONITE INTERNATIONAL CORPORATION

following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Net sales	$2,032,925	$1,973,964	$1,871,965
Cost of goods sold	1,625,942	1,564,319	1,521,115
Gross profit	406,983	409,645	350,850
Gross profit as a % of net sales	20.0%	20.8%	18.7%
Selling, general and administration expenses	246,855	260,364	244,145
Selling, general and administration expenses as a % of net sales	12.1%	13.2%	13.0%
Restructuring costs, net	850	1,445	5,678
Asset impairment	—	1,511	9,439
Loss (gain) on disposal of subsidiaries	212	(6,575)	59,984
Operating income (loss)	159,066	152,900	31,604
Interest expense (income), net	30,153	28,178	32,884
Loss on extinguishment of debt	—	—	28,046
Other expense (income), net	(1,091)	(1,959)	(1,757)
Income (loss) from continuing operations before income tax expense (benefit)	130,004	126,681	(27,569)
Income tax expense (benefit)	(27,560)	21,787	14,172
Income (loss) from continuing operations	157,564	104,894	(41,741)
Income (loss) from discontinued operations, net of tax	(583)	(752)	(908)
Net income (loss)	156,981	104,142	(42,649)
Less: net income (loss) attributable to non-controlling interest	5,242	5,520	4,462
Net income (loss) attributable to Masonite	$151,739	$98,622	$(47,111)
Year Ended December 31, 2017, Compared with Year Ended January 1, 2017
Net Sales
Net sales in the year ended December 31, 2017, were $2,032.9 million, an increase of $58.9 million or 3.0% from $1,974.0 million in the year ended January 1, 2017. Net sales in 2017 were negatively impacted by $6.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $65.5 million or 3.3% due to changes in volume, average unit price and sales of components and other products. Average unit price in 2017 increased net sales by $47.4 million or 2.4% compared to 2016. Higher volume in 2017 increased net sales by $21.9 million or 1.1% compared to 2016. Partially offsetting these increases were decreased net sales of components and other products to external customers, which were $3.8 million lower in 2017 compared to 2016. The change in volume includes the incremental impacts of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017
North American Residential	$1,433,268	$1,357,228
North American Residential intersegment	(4,338)	(5,926)
North American Residential net sales to external customers	1,428,930	1,351,302
Percentage of consolidated net sales	70.3%	68.5%

Europe	295,862	305,710
Europe intersegment	(3,936)	(4,543)
Europe net sales to external customers	291,926	301,167
Percentage of consolidated net sales	14.4%	15.3%

Architectural	307,237	312,241
Architectural intersegment	(18,773)	(14,353)
Architectural net sales to external customers	288,464	297,888
Percentage of consolidated net sales	14.2%	15.1%

Corporate & Other net sales to external customers	23,605	23,607

Net sales to external customers	$2,032,925	$1,973,964
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the year ended December 31, 2017, were $1,428.9 million, an increase of $77.6 million or 5.7% from $1,351.3 million in the year ended January 1, 2017. Net sales in 2017 were positively impacted by $5.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $72.6 million or 5.4% due to changes in volume, average unit price and sales of components and other products. Higher volume in 2017 increased net sales by $44.0 million or 3.3% compared to 2016. Average unit price increased net sales in 2017 by $30.5 million or 2.3% compared to 2016. Partially offsetting these increases were decreased net sales of components and other products to external customers, which were $1.9 million lower in 2017 compared to 2016.
Europe
Net sales to external customers from facilities in the Europe segment in the year ended December 31, 2017, were $291.9 million, a decrease of $9.3 million or 3.1% from $301.2 million in the year ended January 1, 2017. Net sales in 2017 were negatively impacted by $12.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $2.8 million or 0.9% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2017 by $5.6 million or 1.9% compared to 2016. Higher volume in 2017 increased net sales by $0.3 million or 0.1% compared to 2016. Partially offsetting these increases were decreased net sales of components and other products to external customers, which were $3.1 million lower in 2017 compared to 2016.
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended December 31, 2017, were $288.5 million, a decrease of $9.4 million or 3.2% from $297.9 million in the year ended January 1, 2017. Net sales in 2017 were positively impacted by $0.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $10.0 million or 3.4% due to changes in volume, average unit price and sales of components and other products. Lower volume decreased net sales in 2017 by $23.2 million or 7.8%

MASONITE INTERNATIONAL CORPORATION

compared to 2016. Partially offsetting this decrease, average unit price increased net sales in 2017 by $11.3 million or 3.8% compared to 2016. Net sales of components and other products to external customers were $1.9 million higher in 2017 compared to 2016. The change in volume includes the incremental impact of acquisitions and dispositions.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 80.0% and 79.2% for the years ended December 31, 2017, and January 1, 2017, respectively. Distribution, overhead and direct labor as a percentage of sales increased by 0.9%, 0.6% and 0.2%, respectively, over the 2016 period. The distribution increase was due to inflationary pressures, shipping inefficiencies related to maintaining customer service levels and costs to complete the ramp-up of new retail business. The overhead and direct labor increases were driven by operational inefficiencies and wage inflation, partly offset by headcount reductions. Material cost of sales and depreciation as a percentage of net sales in 2017 decreased 0.8% and 0.1%, respectively, over the 2016 period. The decrease in material cost of sales was driven by favorable average unit prices partially offset by a combination of inflation and inbound freight increases.
Selling, General and Administration Expenses
In the year ended December 31, 2017, selling, general and administration expenses, as a percentage of net sales, were 12.1% compared to 13.2% in the year ended January 1, 2017, a decrease of 110 basis points.
Selling, general and administration expenses in the year ended December 31, 2017, were $246.9 million, a decrease of $13.5 million from $260.4 million in the year ended January 1, 2017. The decrease included a $6.3 million reduction of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on sale of fixed assets. The overall decrease was also driven by a $12.2 million decrease in personnel costs, primarily due to a reduction in our incentive pay accrual, and favorable foreign exchange impacts of $1.4 million. These decreases were partially offset by a $3.6 million increase in marketing costs relating to our re-branding, a net incremental increase of $0.5 million due to acquisitions and other increases of $2.3 million.
Restructuring Costs
Restructuring costs in the year ended December 31, 2017, were $0.9 million, compared to $1.4 million in the year ended January 1, 2017. Restructuring costs in 2017 related to the final severance and closure costs for the 2016 plan, partly offset by the receipt of $1.1 million as final settlement in the Stay of Proceedings in Israel as part of the 2014 Plan and other reductions to the 2014 Plan accrual. Restructuring costs in 2016 primarily related to the severance costs incurred during the implementation of the 2016 Plan.
Asset Impairment
Asset impairment charges were $1.5 million in the year ended January 1, 2017. There were no asset impairment charges in the year ended December 31, 2017. Asset impairment charges in 2016 resulted from restructuring actions associated with the 2016 Plan.
Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $0.2 million in the year ended December 31, 2017, compared to the gain on disposal of subsidiaries of $6.6 million in the year ended January 1, 2017. The current year loss arose as a result of the liquidation of our legal entity in Hungary. The gain in 2016 arose as a result of the sale of our equity interest in MAL and the liquidation of our legal entity in Romania. The current year loss and the prior year gain related to Hungary and Romania are comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss). The prior year gain relating to MAL represents the excess of pre-tax cash received upon closing of the sale over the book value of the investment.
Interest Expense, Net
Interest expense, net, in the year ended December 31, 2017, was $30.2 million, compared to $28.2 million in the year ended January 1, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the year ended December 31, 2017, was $(1.1) million, compared to $(2.0) million in the year ended January 1, 2017. The change in other expense (income), net, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax (benefit) in the year ended December 31, 2017, was $(27.6) million, a change of $49.3 million from $21.8 million of income tax expense in the year ended January 1, 2017. The increase in income tax benefit is primarily attributable to recognition of $24.1 million of deferred tax assets in Canada through reversal of valuation allowances, a $27.2 million increase in income tax benefit associated with the change in enacted tax rate applied to existing U.S. deferred tax assets and liabilities due to U.S. Tax Reform, the mix of income or losses within the tax jurisdictions with various tax rates in which we operate and losses in tax jurisdictions with existing valuation allowances as of December 31, 2017.
Segment Information

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$200,179	$33,564	$30,050	$(8,225)	$255,568
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.5%	10.4%		12.6%

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$212,619	$38,795	$25,160	$(24,061)	$252,513
Adjusted EBITDA as a percentage of segment net sales	15.7%	12.9%	8.4%		12.8%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$200,179	$33,564	$30,050	$(8,225)	$255,568
Less (plus):
Depreciation	29,798	9,588	9,032	9,110	57,528
Amortization	3,369	7,867	8,742	4,397	24,375
Share based compensation expense	—	—	—	11,644	11,644
Loss (gain) on disposal of property, plant and equipment	770	293	328	502	1,893
Restructuring costs	—	(27)	2,394	(1,517)	850
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	30,153	30,153
Other expense (income), net	—	(24)	—	(1,067)	(1,091)
Income tax expense (benefit)	—	—	—	(27,560)	(27,560)
Loss (income) from discontinued operations, net of tax	—	—	—	583	583
Net income (loss) attributable to non-controlling interest	3,519	—	—	1,723	5,242
Net income (loss) attributable to Masonite	$162,723	$15,655	$9,554	$(36,193)	$151,739

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$212,619	$38,795	$25,160	$(24,061)	$252,513
Less (plus):
Depreciation	31,159	8,480	9,622	8,343	57,604
Amortization	4,383	9,069	7,999	3,276	24,727
Share based compensation expense	—	—	—	18,790	18,790
Loss (gain) on disposal of property, plant and equipment	1,094	564	484	(31)	2,111
Restructuring costs	—	19	1,313	113	1,445
Asset impairment	—	—	1,511	—	1,511
Loss (gain) on disposal of subsidiaries	—	(1,431)	—	(5,144)	(6,575)
Interest expense (income), net	—	—	—	28,178	28,178
Other expense (income), net	—	557	—	(2,516)	(1,959)
Income tax expense (benefit)	—	—	—	21,787	21,787
Loss (income) from discontinued operations, net of tax	—	—	—	752	752
Net income (loss) attributable to non-controlling interest	3,389	—	—	2,131	5,520
Net income (loss) attributable to Masonite	$172,594	$21,537	$4,231	$(99,740)	$98,622

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment decreased $12.4 million, or 5.8%, to $200.2 million in the year ended December 31, 2017, from $212.6 million in the year ended January 1, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $54.7 million and $50.7 million in 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment decreased $5.2 million, or 13.4%, to $33.6 million in the year ended December 31, 2017, from $38.8 million in the year ended January 1, 2017.
Adjusted EBITDA in our Architectural segment increased $4.9 million or 19.4% to $30.1 million in the year ended December 31, 2017, from $25.2 million in the year ended January 1, 2017. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.9 million and $7.8 million in 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
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

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended January 1, 2017, were $297.9 million, an increase of $6.1 million or 2.1% from $291.8 million in the year ended January 3, 2016. Net sales in 2016 were negatively impacted by $1.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $7.4 million or 2.5% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2016 by $10.4 million or 3.6% compared to 2015. Net sales of components and other products to external customers were $2.4 million higher in 2016 compared to 2015. Lower volume decreased net sales in 2016 by $5.4 million or 1.9%.
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
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales programs ("AR Sales Programs") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures and share repurchases. As of December 31, 2017, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2018 to be approximately $75 million to $80 million. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Programs, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of December 31, 2017, we had $176.7 million of cash and cash equivalents, availability under our ABL Facility of $135.9 million and availability under our AR Sales Programs of $26.2 million.
Cash Flows
Year Ended December 31, 2017, Compared with Year Ended January 1, 2017
Cash provided by operating activities was $173.5 million during the year ended December 31, 2017, a nominal decrease compared to $174.0 million during the year ended January 1, 2017.
Cash used in investing activities was $89.8 million during the year ended December 31, 2017, compared to $76.5 million cash used during the year ended January 1, 2017. This $13.3 million increase in cash used in investing activities was driven by an increase of $5.2 million in cash used in acquisitions (net of cash acquired), a decrease of $15.1 million of cash proceeds from disposal of subsidiaries and other increases in investing outflows of $1.5 million. These increases to investing cash outflows were partially offset by an $8.5 million decrease in cash additions to property, plant and equipment.
Cash provided in financing activities was $21.2 million during the year ended December 31, 2017, compared to $109.6 million of cash used in financing activities during the year ended January 1, 2017. This $130.8 million net increase in financing inflows was driven by $153.9 million in net cash proceeds from the 2017 issuance of the 2023 Notes and other financing net inflows of $1.4 million. These net inflows were partially offset by a $10.7 million increase in outflows for the repurchase of shares of our common stock in 2017 compared to 2016, a $10.5 million prior year inflow from the exercise of warrants to purchase our common shares and a $3.3 million increase in tax withholding on share based awards.
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

MASONITE INTERNATIONAL CORPORATION

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
Share Repurchases
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the year ended December 31, 2017, we repurchased and retired 1,794,101 of our common shares in the open market at an aggregate cost of $119.9 million as part of the share repurchase programs. During the year ended January 1, 2017, we repurchased 1,668,057 of our common shares in the open market at an aggregate cost of $109.2 million. As of December 31, 2017, $120.9 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of December 31, 2017, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

Accounts Receivable Sales Programs
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of comprehensive income (loss).
Senior Notes
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million is being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes were for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.
Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 31, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of December 31, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $1.8 billion in the year ended December 31, 2017 and $1.6 billion in each of the years ended January 1, 2017, and January 3, 2016. Our non-guarantor subsidiaries generated Adjusted EBITDA of $209.2 million, $204.5 million and $166.6 million for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively. Our non-guarantor subsidiaries had total assets of $1.6 billion and $1.3 billion as of December 31, 2017, and January 1, 2017; and total liabilities of $693.8 million and $771.2 million as of December 31, 2017, and January 1, 2017, respectively.
Contractual Obligations
The following table presents our contractual obligations over the periods indicated as of December 31, 2017:

	Fiscal Year Ended
(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$625,000	$625,000
Scheduled interest payments	35,156	35,156	35,156	35,156	35,156	17,578	193,358
Operating leases	23,177	21,336	18,447	13,806	9,906	62,855	149,527
Pension contributions	5,669	926	972	1,021	1,071	5,872	15,531
Total (1)	$64,002	$57,418	$54,575	$49,983	$46,133	$711,305	$983,416
____________
(1) As of December 31, 2017, we have $5.3 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
Goodwill
We evaluate all business combinations for intangible assets that should be recognized and reported apart from goodwill. Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. We performed a quantitative impairment test during the fourth quarter of 2017 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the fourth quarter of 2017 and determined that indefinite-lived intangible assets were not impaired.
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

MASONITE INTERNATIONAL CORPORATION

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. We held no such material derivative financial instruments as of December 31, 2017, or January 1, 2017.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of December 31, 2017, or January 1, 2017.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of December 31, 2017, or January 1, 2017, there were no outstanding borrowings under our ABL Facility.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Masonite International Corporation and subsidiaries (the Company) as of December 31, 2017, and the related consolidated statement of comprehensive income (loss), consolidated statement of changes in equity, and consolidated statement of cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tampa, Florida
February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Masonite International Corporation
Tampa, Florida
We have audited the accompanying consolidated balance sheet of Masonite International Corporation and subsidiaries (the "Company") as of January 1, 2017, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended January 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Masonite International Corporation and subsidiaries as of January 1, 2017, and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 1, 2017

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Net sales	$2,032,925	$1,973,964	$1,871,965
Cost of goods sold	1,625,942	1,564,319	1,521,115
Gross profit	406,983	409,645	350,850
Selling, general and administration expenses	246,855	260,364	244,145
Restructuring costs, net	850	1,445	5,678
Asset impairment	—	1,511	9,439
Loss (gain) on disposal of subsidiaries	212	(6,575)	59,984
Operating income (loss)	159,066	152,900	31,604
Interest expense (income), net	30,153	28,178	32,884
Loss on extinguishment of debt	—	—	28,046
Other expense (income), net	(1,091)	(1,959)	(1,757)
Income (loss) from continuing operations before income tax expense (benefit)	130,004	126,681	(27,569)
Income tax expense (benefit)	(27,560)	21,787	14,172
Income (loss) from continuing operations	157,564	104,894	(41,741)
Income (loss) from discontinued operations, net of tax	(583)	(752)	(908)
Net income (loss)	156,981	104,142	(42,649)
Less: net income (loss) attributable to non-controlling interest	5,242	5,520	4,462
Net income (loss) attributable to Masonite	$151,739	$98,622	$(47,111)

Earnings (loss) per common share attributable to Masonite:
Basic	$5.18	$3.25	$(1.56)
Diluted	$5.09	$3.17	$(1.56)

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$5.20	$3.27	$(1.53)
Diluted	$5.11	$3.19	$(1.53)

Comprehensive income (loss):
Net income (loss)	$156,981	$104,142	$(42,649)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	38,970	(37,097)	(34,637)
Pension and other post-retirement adjustment	529	(5,941)	(1,826)
Amortization of actuarial net losses	1,113	1,070	889
Pension settlement charges	—	—	2,400
Income tax benefit (expense) related to other comprehensive income (loss)	(1,026)	1,155	385
Other comprehensive income (loss), net of tax:	39,586	(40,813)	(32,789)
Comprehensive income (loss)	196,567	63,329	(75,438)
Less: comprehensive income (loss) attributable to non-controlling interest	5,994	5,745	3,362
Comprehensive income (loss) attributable to Masonite	$190,573	$57,584	$(78,800)

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	December 31, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$176,669	$71,714
Restricted cash	11,895	12,196
Accounts receivable, net	269,235	242,197
Inventories, net	234,042	225,940
Prepaid expenses	27,665	24,291
Income taxes receivable	2,364	2,399
Total current assets	721,870	578,737
Property, plant and equipment, net	573,559	542,088
Investment in equity investees	11,310	9,302
Goodwill	138,449	129,286
Intangible assets, net	182,484	190,154
Long-term deferred income taxes	29,899	9,478
Other assets, net	22,687	16,816
Total assets	$1,680,258	$1,475,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,497	$96,178
Accrued expenses	126,759	133,799
Income taxes payable	869	1,201
Total current liabilities	222,125	231,178
Long-term debt	625,657	470,745
Long-term deferred income taxes	60,820	70,423
Other liabilities	35,754	43,739
Total liabilities	944,356	816,085
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 28,369,877 and 29,774,784 shares issued and outstanding as of December 31, 2017, and January 1, 2017, respectively	624,403	650,007
Additional paid-in capital	226,528	234,926
Accumulated deficit	(18,150)	(89,063)
Accumulated other comprehensive income (loss)	(110,152)	(148,986)
Total equity attributable to Masonite	722,629	646,884
Equity attributable to non-controlling interests	13,273	12,892
Total equity	735,902	659,776
Total liabilities and equity	$1,680,258	$1,475,861

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of December 28, 2014	30,015,321	$657,292	$225,918	$(97,517)	$(76,259)	$709,434	$26,065	$735,499

Net income (loss)				(47,111)		(47,111)	4,462	(42,649)
Other comprehensive income (loss), net of tax					(31,689)	(31,689)	(1,100)	(32,789)
Dividends to non-controlling interests						—	(5,797)	(5,797)
Deconsolidation of non-controlling interest						—	(10,451)	(10,451)
Share based compensation expense			13,236			13,236		13,236
Common shares issued for delivery of share based awards	399,198	5,460	(5,460)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,114)			(2,114)		(2,114)
Common shares issued under employee stock purchase plan	12,913	846	(215)			631		631
Common shares issued for exercise of warrants	433	2	(2)			—		—
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(144,628)	$(107,948)	$642,387	$13,179	$655,566
Cumulative effect of new accounting principle				30,160		30,160		30,160
Balances as of January 3, 2016, as adjusted	30,427,865	$663,600	$231,363	$(114,468)	$(107,948)	$672,547	$13,179	$685,726

Net income (loss)				98,622		98,622	5,520	104,142
Other comprehensive income (loss), net of tax					(41,038)	(41,038)	225	(40,813)
Dividends to non-controlling interests						—	(6,032)	(6,032)
Share based compensation expense			18,790			18,790		18,790
Common shares issued for delivery of share based awards	366,556	7,901	(7,901)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,210)			(4,210)		(4,210)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,668,057)	(35,985)		(73,217)		(109,202)		(109,202)
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				151,739		151,739	5,242	156,981
Other comprehensive income (loss), net of tax					38,834	38,834	752	39,586
Dividends to non-controlling interests						—	(5,613)	(5,613)
Share based compensation expense			11,644			11,644		11,644
Common shares issued for delivery of share based awards	372,826	12,290	(12,290)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(7,466)			(7,466)		(7,466)
Common shares issued under employee stock purchase plan	16,368	1,168	(286)			882		882
Common shares repurchased and retired	(1,794,101)	(39,062)		(80,826)		(119,888)		(119,888)
Balances as of December 31, 2017	28,369,877	$624,403	$226,528	$(18,150)	$(110,152)	$722,629	$13,273	$735,902

See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	December 31, 2017	January 1, 2017	January 3, 2016
Net income (loss)	$156,981	$104,142	$(42,649)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	583	752	908
Loss (gain) on disposal of subsidiaries	212	(6,575)	59,984
Loss on extinguishment of debt	—	—	28,046
Depreciation	57,528	57,604	59,160
Amortization	24,375	24,727	23,725
Share based compensation expense	11,644	18,790	13,236
Deferred income taxes	(34,230)	12,918	9,097
Unrealized foreign exchange loss (gain)	1,496	829	(3,238)
Share of loss (income) from equity investees, net of tax	(2,008)	(2,183)	(1,473)
Dividend from equity investee	—	1,733	1,440
Pension and post-retirement expense (funding), net	(6,806)	(6,276)	(3,727)
Non-cash accruals and interest	1,226	2,612	1,587
Loss (gain) on sale of property, plant and equipment	1,893	2,111	1,371
Asset impairment	—	1,511	9,439
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,926)	(29,514)	27,150
Inventories	692	(23,022)	(2,071)
Prepaid expenses	(2,026)	(2,102)	(5,424)
Accounts payable and accrued expenses	(15,809)	16,560	(8,246)
Other assets and liabilities	(6,344)	(587)	(7,304)
Net cash flow provided by (used in) operating activities	173,481	174,030	161,011
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,114	1,268	1,316
Additions to property, plant and equipment	(73,782)	(82,287)	(51,065)
Cash used in acquisitions, net of cash acquired	(13,813)	(8,551)	(117,398)
Cash proceeds from sale of subsidiaries, net of cash disposed	—	15,103	(11,851)
Restricted cash	301	449	539
Other investing activities	(3,653)	(2,449)	(1,765)
Net cash flow provided by (used in) investing activities	(89,833)	(76,467)	(180,224)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	156,746	390	475,000
Repayments of long-term debt	(422)	(1,071)	(500,038)
Payments of long-term debt extinguishment costs	—	—	(31,691)
Payment of debt issuance costs	(2,141)	—	(7,393)
Proceeds from borrowings on revolving credit facilities	—	—	17,000
Repayments of borrowings on revolving credit facilities	—	—	(17,000)
Tax withholding on share based awards	(7,466)	(4,210)	(2,114)
Distributions to non-controlling interests	(5,613)	(6,032)	(5,797)
Proceeds from exercise of common stock warrants	—	10,487	—
Repurchases of common shares	(119,888)	(109,202)	—
Net cash flow provided by (used in) financing activities	21,216	(109,638)	(72,033)
Net foreign currency translation adjustment on cash	91	(5,398)	(11,604)
Increase (decrease) in cash and cash equivalents	104,955	(17,473)	(102,850)
Cash and cash equivalents, beginning of period	71,714	89,187	192,037
Cash and cash equivalents, at end of period	$176,669	$71,714	$89,187

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
Basis of Presentation
We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of December 31, 2017, and January 1, 2017, and for the years ended December 31, 2017, January 1, 2017 and January 3, 2016.
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
Other Recent Accounting Pronouncements not yet Adopted
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which amends ASC 715, “Retirement Benefits”. This ASU requires disaggregation of the service cost component from the other components of net benefit cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted and retrospective application is required. This new guidance will change the presentation of the other components of net benefit cost in our consolidated statements of comprehensive income (loss), which are quantified in Note 16, and will be applied retrospectively beginning in the first quarter of 2018.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash Flows", which amends ASC 230 "Statement of Cash Flows". This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods; early adoption is permitted and retrospective application is required. This new guidance will change the presentation of restricted cash in our consolidated statements of cash flows and will be applied retrospectively beginning in the first quarter of 2018.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. While we are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we anticipate that the primary impact upon adoption will be to our consolidated balance sheets from the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases, resulting in the recognition of right to use assets and lease obligations. Our current minimum undiscounted lease commitments under non-cancelable operating leases are disclosed in Note 9.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which created ASC 606 and largely supersedes the existing guidance of ASC 605, including industry specific guidance. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," and the guidance will now be effective for annual and interim periods beginning on or after December 15, 2017. While we are still finalizing the evaluation of our contracts with our customers and the effect of adoption on our consolidated financial statements, we do not currently expect the adoption of the new standard to have a material impact on consolidated net income (loss) attributable to Masonite, cash flows or our consolidated balance sheets. We intend to adopt this standard using the modified retrospective method due to the lack of material impact of the adoption. We plan to apply the standard to only those contracts which were not completed as of the transition date and adoption will be effective as of January 1, 2018.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(n) Share based compensation expense:
We have a share based compensation plan, which is described in detail in Note 10. We apply the fair value method of accounting using comprehensive valuation models, including the Black-Scholes-Merton option pricing model, to determine the compensation expense.
(o) Revenue recognition:
Revenue from the sale of products is recognized when an agreement with the customer in the form of a sales order is in place, the sales price is fixed or determinable, collection is reasonably assured and the customer has taken ownership and assumes risk of loss. Volume rebates and incentives to customers are considered as a reduction of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(p) Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Balance at beginning of period	$2,717	$3,318	$3,555
Additions charged to expense	5,715	3,219	3,113
Deductions	(6,243)	(3,820)	(3,350)
Balance at end of period	$2,189	$2,717	$3,318
(q) Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of comprehensive income (loss) and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.
(r) Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income (loss). Advertising costs were $12.9 million, $9.3 million and $8.7 million in the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.
(s) Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income (loss). These costs exclude the significant investments in other areas such as advanced automation and e-commerce. Research and development costs were $7.5 million, $6.7 million and $6.4 million in the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(w) Segment Reporting:
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom, Central Eastern Europe and France (prior to disposal) operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment, including the historical results of our Africa operating segment (prior to deconsolidation). Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
(x) Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2017, there were no material changes in the methods or policies used to establish estimates and assumptions. Matters subject to significant estimation and judgment include the valuation of the allowance for doubtful accounts; the realizable values of inventories; the valuation of acquired tangible assets and liabilities; the determination of the fair value of financial instruments; the determination of the fair value of goodwill and intangible assets and the useful lives of intangible assets and long-lived assets, as well as the determination of impairment thereon; the determination of obligations under employee future benefit plans; the determination of the valuation of share based awards; and the recoverability of deferred tax assets and uncertain tax positions. Actual results may differ significantly from our estimates.
2. Acquisitions and Dispositions
2017 Acquisition
On October 2, 2017 we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F for consideration of $13.8 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial doors in the Midwest United States. The excess purchase price over the fair value of net assets acquired of $5.9 million was allocated to goodwill. The goodwill principally represents anticipated synergies from A&F's integration into our existing Architectural door business. This goodwill is not deductible for tax purposes and relates to the Architectural segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate consideration paid for acquisitions during 2017 was as follows:

(In thousands)	A&F
Accounts receivable	$2,169
Inventory	1,230
Property, plant and equipment	2,716
Goodwill	5,895
Intangible assets	4,400
Accounts payable and accrued expenses	(694)
Other assets and liabilities, net	(1,903)
Cash consideration, net of cash acquired	$13,813
The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from A&F consist of customer relationships and are being amortized over the weighted average amortization period of 10.0 years. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $2.2 million for the A&F acquisition.
The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the A&F acquisition which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date.

Year Ended December 31, 2017
(In thousands)
Net sales	$3,883
Net income (loss) attributable to Masonite	825
2016 Acquisition
On November 3, 2016 we completed the acquisition of FyreWerks, Inc. (“FyreWerks”), based in Westminster, Colorado. We acquired 100% of the equity interests in FyreWerks for consideration of $8.0 million, net of cash acquired. FyreWerks manufacturers certified fire door and frame cores for use with architectural stile and rail wood panel doors and door frames. The excess purchase price over the fair value of net assets acquired of $7.3 million was allocated to goodwill in our Architectural segment. The goodwill principally represents anticipated synergies from FyreWerks' integration into our existing Architectural door business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and the goodwill is deductible for tax purposes. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for FyreWerks are not presented as they were not material for any period presented.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. Pro forma information relating to the FyreWerks acquisition has been excluded as it is not materially different from amounts reported. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on the first day of the fiscal year prior to the respective acquisitions, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

	Year Ended December 31, 2017
(In thousands, except per share amounts)	Masonite	A&F Acquisition	Pro Forma
Net sales	$2,032,925	$11,104	$2,044,029
Net income (loss) attributable to Masonite	151,739	1,299	153,038

Basic earnings (loss) per common share	$5.18		$5.22
Diluted earnings (loss) per common share	5.09		5.13

	Year Ended January 1, 2017
(In thousands, except per share amounts)	Masonite	A&F Acquisition	Pro Forma
Net sales	$1,973,964	$13,861	$1,987,825
Net income (loss) attributable to Masonite	98,622	999	99,621

Basic earnings (loss) per common share	$3.25		$3.28
Diluted earnings (loss) per common share	3.17		3.20

	Year Ended January 3, 2016
(In thousands, except per share amounts)	Masonite	2015 Acquisitions	Historical Sales to 2015 Acquisitions	Pro Forma
Net sales	$1,871,965	$89,013	$(11,625)	$1,949,353
Net income (loss) attributable to Masonite	(47,111)	5,109	(1,951)	(43,953)

Basic earnings (loss) per common share	$(1.56)			$(1.45)
Diluted earnings (loss) per common share	(1.56)			(1.45)
Dispositions
Hungary
On June 28, 2017, we completed the liquidation of our legal entity in Hungary. As a result, we recognized $0.2 million of cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the year ended December 31, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Subsequent to deconsolidation, we used the cost method to account for our equity investment in MAL, which was reflected as $10.0 million in our consolidated balance sheets as of January 3, 2016, based on the estimated fair value of our portion of MAL’s net assets on the date of deconsolidation. During September 2016, we received $15.1 million as final pre-tax proceeds from the sale of our equity interest in MAL. Upon receipt of these proceeds, our equity interest in MAL was eliminated and we accordingly reduced the value of our cost investment in MAL to zero and recorded a gain on disposal of subsidiaries of $5.1 million.
Romania
On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized a $1.4 million cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the year ended December 31, 2017.
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
Premdor S.A.S. generated $13.4 million of losses from continuing operations before income tax expense (benefit) during the year ended January 3, 2016. All Premdor S.A.S. figures exclude amounts recognized for loss on deconsolidation.
3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 56.2% and 57.3% of total accounts receivable as of December 31, 2017, and January 1, 2017, respectively. Our largest two customers, The Home Depot, Inc. and Lowe's Co. Inc., each accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2017, and January 1, 2017. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either December 31, 2017, or January 1, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Balance at beginning of period	$1,010	$3,125	$2,616
Additions charged to expense	793	103	2,083
Deductions	(18)	(2,218)	(1,574)
Balance at end of period	$1,785	$1,010	$3,125
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of comprehensive income (loss).
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	December 31, 2017	January 1, 2017
Raw materials	$172,960	$165,896
Finished goods	68,851	65,791
Provision for obsolete or aged inventory	(7,769)	(5,747)
Inventories, net	$234,042	$225,940
We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Balance at beginning of period	$5,747	$6,508	$6,548
Additions charged to expense	3,283	1,724	2,713
Deductions	(1,261)	(2,485)	(2,753)
Balance at end of period	$7,769	$5,747	$6,508

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	December 31, 2017	January 1, 2017
Land	$26,790	$24,562
Buildings	176,077	163,802
Machinery and equipment	661,026	595,929
Property, plant and equipment, gross	863,893	784,293
Accumulated depreciation	(290,334)	(242,205)
Property, plant and equipment, net	$573,559	$542,088
Total depreciation expense was $57.5 million, $57.6 million, and $59.2 million for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income (loss).
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
January 3, 2016	$2,835	$39,306	$86,029	$128,170
Goodwill from 2016 acquisitions	—	—	7,331	7,331
Measurement period adjustment	—	—	599	599
Foreign exchange fluctuations	8	(6,896)	74	(6,814)
January 1, 2017	2,843	32,410	94,033	129,286
Goodwill from 2017 acquisitions	—	—	5,895	5,895
Foreign exchange fluctuations	24	3,021	223	3,268
December 31, 2017	$2,867	$35,431	$100,151	$138,449
We performed a quantitative impairment test of each of our reporting units during the fourth quarter of 2017 and determined that goodwill was not impaired. During 2016 we recorded a $0.6 million increase in goodwill as a measurement period adjustment relating to the USA Wood Door acquisition, due to finalization of certain income tax-related items.
Changes in the net book value of intangible assets were as follows for the periods indicated:

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
January 1, 2017	$75,904	$10,276	$4,123	$1,250	$98,601	$190,154
Acquisitions	4,400	—	—	—	—	4,400
Additions (write-offs)	—	1,301	2,352	—	—	3,653
Reclassifications	—	—	—	2,966	(2,966)	—
Amortization	(14,866)	(2,317)	(4,318)	(2,689)	—	(24,190)
Translation adjustment	3,923	285	44	102	4,113	8,467
December 31, 2017	$69,361	$9,545	$2,201	$1,629	$99,748	$182,484

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	Customer Relationships	Patents	Software	Other	Trademarks and Tradenames	Total
January 3, 2016	$102,254	$11,590	$6,435	$2,860	$102,793	$225,932
Additions (write-offs)	—	1,055	1,392	—	—	2,447
Amortization	(16,737)	(2,283)	(3,678)	(1,294)	—	(23,992)
Translation adjustment	(9,613)	(86)	(26)	(316)	(4,192)	(14,233)
January 1, 2017	$75,904	$10,276	$4,123	$1,250	$98,601	$190,154
The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

	December 31, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$160,327	$(79,628)	$(11,338)	$69,361
Patents	31,999	(21,768)	(686)	9,545
Software	33,574	(31,183)	(190)	2,201
Other	15,246	(11,836)	(1,781)	1,629
	241,146	(144,415)	(13,995)	82,736
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(8,824)	99,748
Total intangible assets	$349,718	$(144,415)	$(22,819)	$182,484

	January 1, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$155,927	$(64,762)	$(15,261)	$75,904
Patents	30,698	(19,451)	(971)	10,276
Software	31,222	(26,865)	(234)	4,123
Other	12,280	(9,147)	(1,883)	1,250
	230,127	(120,225)	(18,349)	91,553
Indefinite life intangible assets:
Trademarks and tradenames	111,538	—	(12,937)	98,601
Total intangible assets	$341,665	$(120,225)	$(31,286)	$190,154
Amortization of intangible assets was $24.2 million, $24.0 million and $22.2 million for the years ended December 31, 2017, January 1, 2017, and January 3, 2016 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated future amortization of intangible assets with definite lives as of December 31, 2017, is as follows:

(In thousands)
Fiscal year:
2018	$19,294
2019	17,087
2020	13,648
2021	10,740
2022	7,541
7. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	December 31, 2017	January 1, 2017
Accrued payroll	$38,296	$49,032
Accrued rebates	34,488	30,620
Accrued interest	10,688	8,335
Other accruals	43,287	45,812
Total accrued expenses	$126,759	$133,799
8. Long-Term Debt

(In thousands)	December 31, 2017	January 1, 2017
5.625% senior unsecured notes due 2023	$625,000	$475,000
Unamortized premium on 2023 Notes	5,714	—
Debt issuance costs for 2023 Notes	(6,635)	(5,393)
Capital lease obligations	378	768
Other long-term debt	1,200	370
Total long-term debt	$625,657	$470,745
Interest expense related to our consolidated indebtedness under senior unsecured notes was $29.7 million, $27.8 million, and $32.0 million for years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.
5.625% Senior Notes due 2023
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the “2023 Notes”). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million is being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes are for general corporate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem the $500.0 million aggregate principal of 8.25% senior unsecured notes due 2021 (the "2021 Notes") and to pay related premiums, fees and expenses.
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
The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 31, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of December 31, 2017, and January 1, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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

(In thousands)
Fiscal year:
2018	$23,177
2019	21,336
2020	18,447
2021	13,806
2022	9,906
Thereafter	62,855
Total future minimum lease payments	$149,527
Total rent expense, including non-cancelable operating leases and month-to-month leases, was $28.8 million, $26.3 million, and $24.0 million for years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.
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
Legal Proceedings
On January 12, 2018, Desmond Mathis, a current employee at our location in Greenville, Texas, filed suit against us in the U.S. District Court for the Northern District of Texas (Dallas Division). He asserts that we violated the Fair Labor Standards Act ("FLSA") in regard to overtime pay. The case was brought as a collective action under the FLSA. The potential claimants in the collective action are alleged to be national in scope. Plaintiff claims that we paid only one half time instead of time and a half for certain instances of overtime work. Plaintiff also claims that we did not properly include bonus money in computing a proper overtime rate. Our responsive pleading is due on March 2, 2018. While we intend to defend the lawsuit vigorously, there can be no assurance that the ultimate resolution of this lawsuit will not have a material, adverse effect on our consolidated financial condition or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2015, Derrick Byrd, a former hourly employee in California, filed a putative class action lawsuit against us in California Superior Court alleging violations of California wage and hour laws with respect to meal periods and rest breaks and other technical wage and hour issues. In January 2016, we removed the lawsuit to the United States District Court for the Central District of California and on February 25, 2016, the court dismissed the complaint in its entirety. On March 18, 2016, the plaintiff filed an amended complaint, which we moved to dismiss, and we moved to strike several of the plaintiff’s causes of action. On July 7, 2016, the court dismissed several of the plaintiff’s causes of action and gave the plaintiff leave to amend. On July 29, 2016, the plaintiff filed a second amended complaint containing a narrower version of nine of the eleven original claims. We answered this amended complaint on August 12, 2016, and amended our answer on September 14, 2016. On November 28, 2016, the plaintiff filed a third amended complaint to add an additional individual as a plaintiff. On December 19, 2016, we answered this amended complaint. The plaintiffs continued to allege violations with respect to overtime pay, meal periods, rest breaks, minimum wage, timely pay, wage statement detail and reimbursement of business expenses and sought damages, penalties, attorney’s fees and an award under the California Private Attorney General Act (“PAGA”). On August 2, 2017, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release (the “Settlement”), which was amended on October 26, 2017. In entering into the Settlement, we denied all claims made in the lawsuit and denied any wrongdoing. On December 11, 2017 the court preliminary approved the Settlement. The Settlement is subject to final court approval and the court has scheduled the final approval hearing for March 5, 2018. Pursuant to the Settlement, payment of the settlement amount would occur after final court approval. The amount we have agreed to pay as part of the Settlement has not had and is not expected to have a material impact on our financial condition or operating results.
In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.
10. Share Based Compensation Plans
Share-based compensation expense was $11.6 million, $18.8 million, and $13.2 million for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively. As of December 31, 2017, the total remaining unrecognized compensation expense related to share based compensation amounted to $12.6 million, which will be amortized over the weighted average remaining requisite service period of 1.4 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amended ASC 718 "Compensation - Stock Compensation". This ASU simplified several aspects of the accounting for employee share-based award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and shortfalls resulting from the exercise or vesting of a share-based award to an employee. It also allowed an entity to elect, as an accounting policy, either to continue to estimate forfeitures of share-based awards (as was previously required) or to account for forfeitures when they occur. Additionally, the ASU modified the prior exception to liability classification of an award when an employer used a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. We adopted this guidance during the year ended January 1, 2017. The aspect of the standard dealing with excess tax benefits and tax deficiencies was adopted using the modified-retrospective method, and resulted in an increase to previously-presented retained earnings of $30.2 million as of January 3, 2016. As a result of the adoption of this standard, we elected to account for forfeitures when they occur. The forfeitures aspect of the standard and the tax withholding aspect of the standard were adopted using a modified retrospective approach and had no impact on any previously-presented amounts. All other aspects of the standard were adopted using a retrospective approach and had no impact on any previously-presented amounts.

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
On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of December 31, 2017, there were 1,042,221 shares of common stock available for future issuance under the 2012 Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of December 31, 2017, the liability and asset relating to deferred compensation had a fair value of $5.5 million and $5.6 million, respectively. As of January 1, 2017, the liability and asset relating to deferred compensation each had a fair value of $3.3 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
The total fair value of SARs vested was $0.4 million, $2.4 million, and $0.6 million, in the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

Twelve months ended December 31, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(281,444)	16,378	17.96
Forfeited	(30,181)		54.28
Outstanding, end of period	537,930	$23,263	$32.00	4.5

Exercisable, end of period	443,998	$22,588	$24.28	3.7

Twelve months ended January 1, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(176,416)	8,954	17.09
Forfeited	(46,246)		57.47
Outstanding, end of period	790,290	$32,659	$24.47	4.6

Exercisable, end of period	712,331	$32,080	$20.77	4.1

Twelve months ended January 3, 2016	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	1,231,468	$48,516	$19.59	5.9
Exercised	(326,933)	15,943	17.15
Forfeited	(13,388)		47.64
Outstanding, end of period	891,147	$36,681	$20.07	4.9

Exercisable, end of period	703,827	$31,395	$16.62	4.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The value of SARs granted in the year ended December 31, 2017, as determined using the Black-Scholes Merton valuation model, was $1.3 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

	Year Ended
	December 31, 2017		January 1, 2017		January 3, 2016
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	501,926	$58.51	526,930	$49.31	543,373	$34.56
Granted	242,047	70.67	288,683	46.05	257,775	61.56
Delivered	(197,255)		(234,791)		(157,356)
Withheld to cover (1)	(58,739)		(61,894)		(32,123)
Forfeited	(70,381)		(17,002)		(84,739)
Outstanding, end of period	417,598	$66.14	501,926	$58.51	526,930	$49.31
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
Approximately one-third of the RSUs granted during the year ended December 31, 2017, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended December 31, 2017, was $17.1 million and is being recognized over the weighted average requisite service period of 2.7 years. During the year ended December 31, 2017, there were 255,994 RSUs vested at a fair value of $14.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants
On June 9, 2009, we issued 5,833,335 warrants, representing the right to purchase our common shares for $55.31 per share, subsequently adjusted to $50.77 per share for the $4.54 per share return of capital in 2011. Of these, 3,333,334 had an expiration date of June 9, 2014 (the "2014 Warrants"), and 2,500,001 had an expiration date of June 9, 2016 (the "2016 Warrants"). During the six months prior to their respective expiration dates, the warrants provided the holders with a cashless exercise option. There was no activity related to warrants during the year ended December 31, 2017. During the twelve months ended January 1, 2017, holders of the 2016 Warrants paid $10.5 million to exercise 2,496,493 warrants and we issued 630,951 new common shares to the holders. During the same period, 1,478 warrants were forfeited by the holders upon their expiration. We have accounted for these warrants as equity instruments. As of both December 31, 2017, and January 1, 2017, all outstanding warrants to purchase our common shares were either exercised or forfeited.
11. Restructuring Costs
The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended December 31, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	2,394	—	$2,394
2015 Plan	—	—	(7)	(7)
2014 Plan	—	—	(1,510)	(1,510)
2012 and Prior Plans	(27)	—	—	(27)
Total Restructuring Costs	$(27)	$2,394	$(1,517)	$850

	Year Ended January 1, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	1,313	—	$1,313
2015 Plan	19	—	113	132
Total Restructuring Costs	$19	$1,313	$113	$1,445

	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2015 Plan	$—	$2,316	$3,168	$5,484
2013 Plan	9	144	—	153
2012 and Prior Plans	—	41	—	41
Total Restructuring Costs	$9	$2,501	$3,168	$5,678

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Cumulative Amount Incurred Through
	December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$3,707	$—	$3,707
2015 Plan	—	2,335	—	3,274	5,609
2014 Plan	—	—	—	7,993	7,993
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,668	—	3,609	18,655
Total Restructuring Costs	$5,403	$17,736	$3,707	$17,033	$43,879
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which included the reduction of approximately 140 positions. The 2016 Plan was implemented to improve our cost structure and enhance operational efficiencies. Costs associated with the 2016 Plan include closure costs and severance and the 2016 Plan is substantially completed. As of December 31, 2017, we do not expect to incur any future charges relating to the 2016 Plan.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system in our architectural business as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan included severance and closure charges and are substantially completed. As of December 31, 2017, we do not expect to incur any material future charges for the 2015 Plan.
On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business. On June 28, 2017 the Stay of Proceedings was finalized, which resulted in a settlement payment to us as creditor in the amount of $1.1 million, which was recorded as a reduction to restructuring costs. As of December 31, 2017, we do not expect to incur any future charges relating to the 2014 Plan.
During 2013, we began implementing plans to rationalize certain of our facilities, including related headcount reductions, in Canada due to synergy opportunities related to recent acquisitions in the residential interior wood door markets. We have also rationalized certain of our operations, including related headcount reductions, in Ireland, South Africa and Israel in order to respond to declines in demand in international markets. Additionally, the decision was made to discontinue sales into the Polish market subsequent to the decision to cease manufacturing operations in 2012 (collectively, the "2013 Plan"). Costs associated with the 2013 Plan include severance and closure charges, including impairment of certain property, plant and equipment, and are substantially completed. As of December 31, 2017, we do not expect to incur any future charges for the 2013 Plan.
Prior years’ restructuring costs relate to the closure of certain of our U.S. manufacturing facilities due to the start-up of our highly automated interior door slab assembly plant in Denmark, South Carolina, synergy opportunities related to acquisitions in the architectural interior wood door market and footprint optimization efforts resulting from declines in demand in specific markets, primarily in Europe. In response to the decline in demand, we reviewed the required levels of production and reduced the workforce and plant capacity accordingly, resulting in severance and closure charges. These actions were taken in order to rationalize capacity with existing and forecasted market demand conditions. The restructuring plans initiated in 2012 and prior years (the "2012 and Prior Plans") are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities. As of December 31, 2017, we do not expect to incur any material future charges for the 2012 and Prior Plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2017	Severance	Closure Costs	Cash Payments	December 31, 2017
2016 Plan	$1,300	$116	$2,278	$3,604	$90
2015 Plan	282	(7)	—	275	—
2014 Plan	426	—	(1,510)	(1,084)	—
2012 and Prior Plans	465	—	(27)	244	194
Total	$2,473	$109	$741	$3,039	$284

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	January 1, 2017
2016 Plan	$—	$1,313	$—	$13	$1,300
2015 Plan	774	107	25	624	282
2014 Plan	442	—	—	16	426
2013 Plan	316	—	—	316	—
2012 and Prior Plans	858	—	—	393	465
Total	$2,390	$1,420	$25	$1,362	$2,473

(In thousands)	December 28, 2014	Severance	Closure Costs	Cash Payments	January 3, 2016
2015 Plan	$—	$2,519	$2,965	$4,710	$774
2014 Plan	839	—	—	397	442
2013 Plan	341	—	153	178	316
2012 and Prior Plans	1,153	—	41	336	858
Total	$2,333	$2,519	$3,159	$5,621	$2,390
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Income (loss) from continuing operations before income tax expense (benefit):
Canada	$25,617	$25,982	$(97,626)
Foreign	104,387	100,699	70,057
Total income (loss) from continuing operations before income tax expense (benefit):	$130,004	$126,681	$(27,569)
Income tax expense (benefit) for income taxes consists of the following:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Current income tax expense (benefit):
Canada	$7,293	$6,740	$5,541
Foreign	(623)	2,129	(466)
Total current income tax expense (benefit):	6,670	8,869	5,075

Deferred income tax expense (benefit):
Canada	(22,287)	3,045	2,063
Foreign	(11,943)	9,873	7,034
Total deferred income tax expense (benefit):	(34,230)	12,918	9,097
Income tax expense (benefit)	$(27,560)	$21,787	$14,172
On December 22, 2017, Congress passed the Tax Cuts and Jobs Act ("Tax Reform"). Among other items, Tax Reform reduces the federal corporate tax rate to 21% effective January 1, 2018. As a result, this has caused our net deferred tax liabilities in the U.S. to be revalued. We performed an analysis to determine the impact of the revaluation of the deferred tax assets and liabilities and have recorded a net income tax benefit of $27.2 million primarily associated with the revaluation of these deferred tax items.
In accordance with SAB 118, we have reflected the income tax effects of the aspects of Tax Reform for which the accounting under ASC 740 is complete. Our provision for income taxes does include estimates around the timing of certain deductions. To the extent those estimates change, there could be effects to income tax expense due to the change in the tax rate. We would expect to be complete with this analysis upon filing of our tax return in 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Canadian statutory rate is 26.5%, 26.6% and 26.6% for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively. A summary of the differences between expected income tax expense (benefit) calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Income tax expense (benefit) computed at statutory income tax rate	$34,477	$33,710	$(7,325)
Foreign rate differential	2,772	6,125	(637)
Permanent differences	1,527	1,159	1,166
Deconsolidation and disposition	(160)	(2,027)	15,354
Income attributable to a permanent establishment	347	637	1,436
Change in valuation allowance	(27,603)	(586)	18,906
Tax exempt income	(6,469)	(9,411)	(9,855)
Share based compensation	(7,583)	(6,080)	(1,542)
Income tax credits	(1,833)	(2,389)	(2,026)
Foreign exchange gains (losses)	770	(277)	(2,020)
Unrecognized tax benefits	(116)	2,232	(142)
Functional currency adjustments	(283)	(157)	1,240
Change in tax rate	1,209	(1,130)	16
Change in tax rate due to U.S. reform	(27,138)	—	—
Impact of Canadian tax legislation	—	—	(293)
Withholding taxes	1,943	—	—
Other	580	(19)	(106)
Income tax expense (benefit)	$(27,560)	$21,787	$14,172

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets arise from available net operating losses and deductions. Our ability to use those net operating losses is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017
Deferred tax assets:
Non-capital loss carryforwards	$34,605	$52,051
Capital loss carryforwards	13,498	13,748
Deferred interest expense	8,671	10,563
Pension and post-retirement liability	4,493	9,457
Accruals and reserves currently not deductible for tax purposes	14,954	20,909
Share based compensation	6,137	10,805
Other	7,588	7,525
Total deferred tax assets	89,946	125,058
Valuation allowance	(13,912)	(36,800)
Total deferred tax assets, net of valuation allowance	76,034	88,258
Deferred tax liabilities:
Plant and equipment	(60,571)	(88,241)
Intangibles	(30,578)	(41,222)
Basis difference in subsidiaries	(6,558)	(8,824)
Unrealized foreign exchange loss (gain)	(6,753)	(7,944)
Other	(2,495)	(2,972)
Total deferred tax liabilities	(106,955)	(149,203)
Net deferred tax asset (liability)	$(30,921)	$(60,945)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of December 31, 2017, our deferred tax assets in Canada were primarily the result of non-capital losses, capital losses and tax credit carryforwards. For the year ended December 31, 2017, we recorded a net valuation allowance release of $24.1 million on the basis of management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized. A valuation allowance of $8.0 million and $30.9 million was recorded against our Canada gross deferred tax asset balance for the years ended December 31, 2017, and January 1, 2017, respectively.
As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2017, due in part to cumulative pretax income in the current year in the Canada federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $24.1 million are realizable. Therefore, the valuation allowance was reduced accordingly.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017 and January 1, 2017, a valuation allowance of $13.9 million and $36.8 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Luxembourg, Mexico and the United Kingdom. Additionally, we have established valuations allowances on capital loss carryforwards in Canada. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Balance at beginning of period	$36,800	$40,857	$35,766
Additions charged to expense and other	5,566	2,433	27,877
Deductions	(28,454)	(6,490)	(22,786)
Balance at end of period	$13,912	$36,800	$40,857
The losses carried forward for tax purposes are available to reduce future income taxes by $134.2 million. We can apply these losses against future taxable income as follows:

(In thousands)	Canada	United States	Other Foreign	Total
2018-2025	$—	$—	$4,201	$4,201
2026-2045	50,441	32,577	965	83,983
Indefinitely	—	—	46,010	46,010
Total tax losses carried forward	$50,441	$32,577	$51,176	$134,194
We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $4.4 million on these gross net operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2017, will be accounted for as a reduction of income tax expense.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, and January 1, 2017, our unrecognized tax benefits were $8.6 million and $9.0 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of December 31, 2017 and January 1, 2017, are $5.9 million and $2.7 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Unrecognized tax benefit at beginning of period	$9,004	$3,382	$3,693
Gross increases in tax positions in current period	1,208	5,950	—
Gross decreases in tax positions in prior period	(464)	(335)	(172)
Gross increases in tax positions in prior period	1,336	271	—
Lapse of statute of limitations	(17)	(264)	(139)
Decrease due to change in tax rate	(2,507)	—	—
Unrecognized tax benefit at end of period	$8,560	$9,004	$3,382
We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2017, January 1, 2017, and January 3, 2016, we recorded accrued interest of $0.4 million, $0.5 million and $0.5 million, respectively. Additionally, we have recognized a liability for penalties of $0.4 million, $0.5 million and $0.6 million, and interest of $3.2 million, $5.5 million and $5.0 million, respectively.
We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.
We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of December 31, 2017, our tax years for 2013 and 2012 are subject to Canadian income tax examinations. We are no longer subject to Federal tax examinations in the United States for years prior to 2014 (except to the extent of loss carryforwards in 2012 and prior years). However, we are subject to United States state and local income tax examinations for years prior to 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(In thousands, except share and per share information)	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Net income (loss) attributable to Masonite	$151,739	$98,622	$(47,111)
Less: income (loss) from discontinued operations, net of tax	(583)	(752)	(908)
Income (loss) from continuing operations attributable to Masonite	$152,322	$99,374	$(46,203)

Shares used in computing basic earnings per share	29,298,236	30,359,193	30,266,747
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	516,423	741,883	—
Shares used in computing diluted earnings per share	29,814,659	31,101,076	30,266,747

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$5.20	$3.27	$(1.53)
Discontinued operations attributable to Masonite, net of tax	(0.02)	(0.02)	(0.03)
Total Basic earnings per common share attributable to Masonite	$5.18	$3.25	$(1.56)

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$5.11	$3.19	$(1.53)
Discontinued operations attributable to Masonite, net of tax	(0.02)	(0.02)	(0.03)
Total Diluted earnings per common share attributable to Masonite	$5.09	$3.17	$(1.56)

Anti-dilutive instruments excluded from diluted earnings per common share:
Warrants	—	—	2,497,971
Stock appreciation rights	51,129	—	408,682
Restricted stock units	—	—	336,673
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and warrants and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the year ended January 3, 2016, no potential common shares relating to our equity awards were included in the computation of diluted loss per share, as their effect would have been anti-dilutive given our net loss position for the period.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain information with respect to reportable segments is as follows for the periods indicated:

(In thousands)	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,433,268	$295,862	$307,237	$23,605	$2,059,972
Intersegment sales	(4,338)	(3,936)	(18,773)	—	(27,047)
Net sales to external customers	$1,428,930	$291,926	$288,464	$23,605	$2,032,925

Adjusted EBITDA	$200,179	$33,564	$30,050	$(8,225)	$255,568
Depreciation and amortization	33,167	17,455	17,774	13,507	81,903
Interest expense (income), net	—	—	—	30,153	30,153
Income tax expense (benefit)	—	—	—	(27,560)	(27,560)

(In thousands)	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,357,228	$305,710	$312,241	$23,607	$1,998,786
Intersegment sales	(5,926)	(4,543)	(14,353)	—	(24,822)
Net sales to external customers	$1,351,302	$301,167	$297,888	$23,607	$1,973,964

Adjusted EBITDA	$212,619	$38,795	$25,160	$(24,061)	$252,513
Depreciation and amortization	35,542	17,549	17,621	11,619	82,331
Interest expense (income), net	—	—	—	28,178	28,178
Income tax expense (benefit)	—	—	—	21,787	21,787

(In thousands)	Year Ended January 3, 2016
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,197,330	$312,560	$302,129	$75,081	$1,887,100
Intersegment sales	(4,106)	(719)	(10,310)	—	(15,135)
Net sales to external customers	$1,193,224	$311,841	$291,819	$75,081	$1,871,965

Adjusted EBITDA	$165,560	$30,468	$23,281	$(15,112)	$204,197
Depreciation and amortization	36,410	14,965	16,651	14,859	82,885
Interest expense (income), net	—	—	—	32,884	32,884
Income tax expense (benefit)	—	—	—	14,172	14,172

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Adjusted EBITDA	$255,568	$252,513	$204,197
Less (plus):
Depreciation	57,528	57,604	59,160
Amortization	24,375	24,727	23,725
Share based compensation expense	11,644	18,790	13,236
Loss (gain) on disposal of property, plant and equipment	1,893	2,111	1,371
Restructuring costs	850	1,445	5,678
Asset impairment	—	1,511	9,439
Loss (gain) on disposal of subsidiaries	212	(6,575)	59,984
Interest expense (income), net	30,153	28,178	32,884
Loss on extinguishment of debt	—	—	28,046
Other expense (income), net	(1,091)	(1,959)	(1,757)
Income tax expense (benefit)	(27,560)	21,787	14,172
Loss (income) from discontinued operations, net of tax	583	752	908
Net income (loss) attributable to non-controlling interest	5,242	5,520	4,462
Net income (loss) attributable to Masonite	$151,739	$98,622	$(47,111)
We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Net sales to external customers:
Interior products	$1,407,041	$1,378,959	$1,254,056
Exterior products	526,487	496,617	475,161
Components	99,397	98,388	142,748
Total	$2,032,925	$1,973,964	$1,871,965

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Net sales to external customers from facilities in:
United States	$1,333,223	$1,284,982	$1,150,889
Canada	327,644	306,130	275,882
United Kingdom(1)	253,564	262,854	—
Other	118,494	119,998	445,194
Total	$2,032,925	$1,973,964	$1,871,965

(1) Amount was less than 10% of consolidated net sales in the year ended January 3, 2016, and was included as part of Other.
In the years ended December 31, 2017, January 1, 2017, and January 3, 2016, net sales to The Home Depot, Inc., were $356.5 million, $316.2 million and $302.2 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.
Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment used in continuing operations is as follows as of the dates indicated:

(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
United States	$369,630	$350,899	$333,822
Canada	67,358	60,086	55,440
Other	136,571	131,103	144,972
Total	$573,559	$542,088	$534,234
16. Employee Future Benefits
United States Defined Benefit Pension Plan
We have a defined benefit pension plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were frozen at various times in the past. The measurement date used for the accounting valuation of the defined benefit pension plan was December 31, 2017. Information about the U.S. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Components of net periodic benefit cost:
Service cost	$811	$286	$288
Interest cost	3,421	3,570	4,627
Expected return on assets	(5,852)	(5,373)	(6,350)
Amortization of actuarial net losses	1,113	1,070	889
Settlement loss (gain)	—	—	2,400
Net pension expense (benefit)	$(507)	$(447)	$1,854

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017
Pension assets:
Fair value of plan assets, beginning of year	$83,550	$76,691
Company contributions	5,000	5,000
Actual return on plan assets	10,704	7,823
Benefits paid	(5,915)	(5,061)
Administrative expenses paid	(623)	(903)
Fair value of plan assets, end of year	92,716	83,550
Pension liability:
Accrued benefit obligation, beginning of year	100,887	97,686
Current service cost	811	286
Interest cost	3,421	3,570
Actuarial loss (gain)	6,328	5,309
Benefits paid	(5,915)	(5,061)
Administrative expenses paid	(623)	(903)
Accrued benefit obligation, end of year	104,909	100,887
Net accrued benefit obligation, end of year	$12,193	$17,337
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

	Year Ended
	December 31, 2017		January 1, 2017
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$54,517	58.8%	$48,793	58.4%
Debt securities	33,470	36.1%	30,162	36.1%
Other	4,729	5.1%	4,595	5.5%
	$92,716	100.0%	$83,550	100.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under our investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.S. defined benefit pension plan for 2017 is 60% equity securities, 38% debt securities and 2% of other securities. Our pension funds are not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.
The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Discount rate applied for:
Accrued benefit obligation	3.6%	4.2%	4.5%
Net periodic pension cost	4.2%	4.5%	4.1%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
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
United Kingdom Defined Benefit Pension Plan
We also have a defined benefit pension plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit pension plan was December 31, 2017. Information about the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Components of net periodic benefit cost:
Interest cost	$685	$873	$1,098
Expected return on assets	(429)	(640)	(756)
Net pension expense (benefit)	$256	$233	$342

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017
Pension assets:
Fair value of plan assets, beginning of year	$21,011	$21,922
Company contributions	1,002	801
Actual return on plan assets	1,867	3,765
Benefits paid	(800)	(1,595)
Translation adjustment	2,061	(3,882)
Fair value of plan assets, end of year	25,141	21,011
Pension liability
Accrued benefit obligation, beginning of year	29,095	29,361
Interest cost	685	873
Actuarial loss (gain)	(833)	5,746
Benefits paid	(800)	(1,595)
Translation adjustment	2,665	(5,290)
Accrued benefit obligation, end of year	30,812	29,095
Net accrued benefit obligation, end of year	$5,671	$8,084
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

	Year Ended
	December 31, 2017		January 1, 2017
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$11,855	47.2%	$9,448	45.0%
Debt securities	12,949	51.5%	11,462	54.5%
Other	337	1.3%	101	0.5%
	$25,141	100.0%	$21,011	100.0%
Under our investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit pension plan for 2017 is 50% equity securities and 50% debt securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Discount rate applied for:
Accrued benefit obligation	2.4%	2.6%	3.7%
Net periodic pension cost	2.2%	2.3%	3.3%
Expected long-term rate of return on plan assets	4.0%	3.9%	4.0%
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
The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income (loss) and the balance of such changes is included in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. The estimated actuarial net losses that will be amortized from AOCI into net periodic benefit cost during 2018 are $1.3 million.
As of December 31, 2017, the estimated future benefit payments from the U.S. and U.K. defined benefit pension plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2018	$6,885
2019	7,001
2020	7,238
2021	7,500
2022	7,595
2023 through 2027	38,861
Total estimated future benefit payments	$75,080
Expected contributions to the U.S. and U.K. defined benefit pension plans during 2018 are $5.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Other Comprehensive Income and Accumulated Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Accumulated foreign exchange gains (losses), beginning of period	$(127,433)	$(90,111)	$(57,473)
Foreign exchange gain (loss)	38,758	(35,666)	(63,664)
Income tax benefit (expense) on foreign exchange gain (loss)	(609)	—	899
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	212	(1,431)	29,027
Less: foreign exchange gain (loss) attributable to non-controlling interest	752	225	(1,100)
Accumulated foreign exchange gains (losses), end of period	(89,824)	(127,433)	(90,111)

Accumulated pension and other post-retirement adjustments, beginning of period	(21,553)	(17,837)	(18,786)
Pension and other post-retirement adjustments	529	(5,941)	(1,826)
Income tax benefit (expense) on pension and other post-retirement adjustments	39	1,578	820
Amortization of actuarial net losses	1,113	1,070	889
Income tax benefit (expense) on amortization of actuarial net losses	(456)	(423)	(364)
Pension settlement charges	—	—	2,400
Income tax benefit (expense) on pension settlement charges	—	—	(970)
Accumulated pension and other post-retirement adjustments	(20,328)	(21,553)	(17,837)

Accumulated other comprehensive income (loss)	$(110,152)	$(148,986)	$(107,948)

Other comprehensive income (loss), net of tax:	$39,586	$(40,813)	$(32,789)
Less: other comprehensive income (loss) attributable to non-controlling interest	752	225	(1,100)
Other comprehensive income (loss) attributable to Masonite	$38,834	$(41,038)	$(31,689)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive income (loss) into loss (gain) on disposal of subsidiaries in the year ended December 31, 2017, and restructuring costs in the year ended January 1, 2017, in the consolidated statements of comprehensive income (loss). Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the consolidated statements of comprehensive income (loss). Pension settlement charges are reclassified out of accumulated other comprehensive income (loss) into other expense (income), net, in the consolidated statements of comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016
Transactions involving cash:
Interest paid	$27,396	$26,862	$33,340
Interest received	381	279	614
Income taxes paid	10,169	9,475	6,984
Income tax refunds	68	1,469	303
Non-cash transactions:
Property, plant and equipment additions in accounts payable	8,431	7,724	11,417
19. Variable Interest Entity
As of December 31, 2017, and January 1, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	December 31, 2017	January 1, 2017
Current assets	$7,213	$6,633
Property, plant and equipment, net	11,344	13,673
Long-term deferred income taxes	5,472	6,505
Other assets, net	3,386	1,789
Current liabilities	(2,326)	(2,044)
Other long-term liabilities	(1,699)	(2,115)
Non-controlling interest	(4,029)	(4,664)
Net assets of the VIE consolidated by Masonite	$19,361	$19,777
Current assets include $3.2 million and $2.6 million of cash and cash equivalents as of December 31, 2017 and January 1, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of December 31, 2017, was $653.6 million, compared to a carrying value of $624.1 million, and the estimated fair value of the 2023 Notes as of January 1, 2017, was $485.4 million, compared to a carrying value of $469.6 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.
21. Subsequent Event
On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for consideration of approximately $96 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their products and service model are a natural addition to our existing UK business. DW3’s online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business. Due to the timing of the completion of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

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

	Quarter Ended
(In thousands, except per share information)	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
Net sales	$508,500	$517,503	$519,741	$487,181
Cost of goods sold	408,386	413,517	412,415	391,624
Gross profit	100,114	103,986	107,326	95,557
Selling, general and administration expenses	59,608	58,798	63,604	64,845
Restructuring costs	(136)	1,393	(700)	293
Loss (gain) on disposal of subsidiaries	—	—	212	—
Operating income (loss)	40,642	43,795	44,210	30,419
Interest expense (income), net	8,804	7,213	7,112	7,024
Other expense (income), net	(634)	(186)	(22)	(249)
Income (loss) from continuing operations before income tax expense (benefit)	32,472	36,768	37,120	23,644
Income tax expense (benefit)	(40,802)	5,989	8,932	(1,679)
Income (loss) from continuing operations	73,274	30,779	28,188	25,323
Income (loss) from discontinued operations, net of tax	(65)	(139)	(134)	(245)
Net income (loss)	73,209	30,640	28,054	25,078
Less: Net income (loss) attributable to non-controlling interest	1,397	1,162	1,170	1,513
Net income (loss) attributable to Masonite	$71,812	$29,478	$26,884	$23,565
Earnings (loss) per common share attributable to Masonite:
Basic	$2.52	$1.01	$0.90	$0.79
Diluted	$2.48	$1.00	$0.89	$0.77

	Quarter Ended
	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016
Net sales	$481,027	$489,647	$513,985	$489,305
Cost of goods sold	384,533	385,845	402,881	391,060
Gross profit	96,494	103,802	111,104	98,245
Selling, general and administration expenses	63,488	63,017	68,961	64,898
Restructuring costs	1,314	215	(103)	19
Asset impairment	1,511	—	—	—
Loss (gain) on disposal of subsidiaries	—	(5,144)	(1,431)	—
Operating income (loss)	30,181	45,714	43,677	33,328
Interest expense (income), net	7,028	6,985	6,933	7,232
Other expense (income), net	(745)	(1,199)	(801)	786
Income (loss) from continuing operations before income tax expense (benefit)	23,898	39,928	37,545	25,310
Income tax expense (benefit)	6,196	6,526	2,855	6,210
Income (loss) from continuing operations	17,702	33,402	34,690	19,100
Income (loss) from discontinued operations, net of tax	(144)	(236)	(184)	(188)
Net income (loss)	17,558	33,166	34,506	18,912
Less: Net income (loss) attributable to non-controlling interest	2,128	1,157	1,151	1,084
Net income (loss) attributable to Masonite	$15,430	$32,009	$33,355	$17,828
Earnings (loss) per common share attributable to Masonite:
Basic	$0.51	$1.05	$1.09	$0.58
Diluted	$0.50	$1.03	$1.06	$0.57

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young, an independent registered certified public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017. See "Report of Independent Registered Certified Public Accounting Firm" elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on Internal Control over Financial Reporting
We have audited Masonite International Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Masonite International Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Masonite International Corporation and subsidiaries as of December 31, 2017 and the related consolidated statement of comprehensive income, consolidated statement of changes in equity, and consolidated statement of cash flows for the year ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tampa, Florida
February 27, 2018

Item 9B. Other Information
Annual Meeting and Record Date. The Board of Directors has set the date of the 2018 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held in Tampa, Florida, on May 10, 2018, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 12, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2018 Annual General Meeting of Shareholders (the "2018 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Board and Committee Matters - Certain Legal Proceedings", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance; Board and Committee Matters - Corporate Governance Guidelines and Code of Ethics", "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters - Board Committees; Membership - Audit Committee".
The following table sets forth information as of February 27, 2018, regarding each of our executive officers:

Name	Age	Positions
Frederick J. Lynch	53	President and Chief Executive Officer and Director
Russell T. Tiejema	49	Executive Vice President and Chief Financial Officer
Randal A. White	47	Senior Vice President, Global Operations and Supply Chain
James A. "Tony" Hair	51	President, Global Residential
Robert E. Lewis	57	Senior Vice President, General Counsel and Secretary
Robert A. Paxton	44	Senior Vice President, Human Resources
Biographies
The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:
Frederick J. Lynch, (age 53) has served as President of Masonite since July 2006 and as President and Chief Executive Officer of Masonite since May 2007. Mr. Lynch has served as a Director of Masonite since June 2009. Mr. Lynch joined Masonite from Alpharma Inc., where he served as President of the human generics division and Senior Vice President of global supply chain from 2003 until 2006. Prior to joining Alpharma Inc. in 2003, Mr. Lynch spent nearly 18 years at Honeywell International Inc. (formerly AlliedSignal Inc.), most recently as vice president and general manager of the specialty chemical business. Mr. Lynch is a Director of Ingevity Corporation.
Russell T. Tiejema, (age 49) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.
Randal A. White, (age 47) joined Masonite in September 2017 as Senior Vice President, Global Operations and Supply Chain. Prior to joining Masonite, Mr. White was with Joy Global, Inc., a leading manufacturer of high productivity mining equipment now operating as Komatsu Mining, where he served in various operations and manufacturing roles since 2008, most recently serving as the Vice President Operations, Supply Chain, Quality and Operational Excellence (Lean) since 2014. Prior to joining Joy Global, Inc., Mr. White held various marketing and operational positions with Magnum Magnetics Inc. and Cooper Crouse-Hinds.

James A. "Tony" Hair, (age 51) joined Masonite in November 2013 as Vice President and Business Leader for the Residential Door Business and he has served most recently as President of the Global Residential Door Business. Prior to joining Masonite, Mr. Hair was with Newell Rubbermaid, a global manufacturer and marketer of consumer and commercial products, from 2005 to 2013, most recently serving as Senior Vice President and General Manager of the Décor Business Unit. Mr. Hair also held executive leadership positions in the Home Solutions and Tools business groups. Prior to joining Newell Rubbermaid, Mr. Hair held various engineering, supply chain and sales positions with Maytag Corporation.
Robert E. Lewis, (age 57) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2011. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.
Robert A. Paxton, (age 44) has served as Masonite’s Senior Vice President, Human Resources since February 2018. Prior to joining Masonite, Mr. Paxton was with Owens Corning, a global developer and producer of insulation, roofing and fiberglass composites, where he served as Vice President, Human Resources and Vice President, Business Integration from May 2010 to February 2018. Prior to joining Owens Corning, he served as Senior Vice President, Human Resources of Broadwind Energy from 2008 to 2010. Prior to joining Broadwind, he served Whirlpool Corporation in various human resources leadership roles from 2002 to 2008, most recently serving as Vice President, Global Human Resources from 2007 to 2008. Mr. Paxton began his career with British Petroleum in 1995.
Item 11. Executive Compensation
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2018 Proxy Statement. Such information will be included in the 2018 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report", "Executive Compensation" and "Corporate Governance; Board and Committee Matters - Compensation Interlocks and Insider Participation".
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2018 Proxy Statement. Such information will be included in the 2018 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2018 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters - Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters - Board Committees; Membership" and "Certain Relationships and Related Party Transactions".
Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2018 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Certified Public Accounting Firm	58
		Report of Independent Registered Public Accounting Firm	57
		Consolidated Statements of Comprehensive Income (Loss)	58
		Consolidated Balance Sheets	59
		Consolidated Statements of Changes in Equity	60
		Consolidated Statements of Cash Flows	61
		Notes to the Consolidated Financial Statements	62
	2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included.

	3.	See “Index to Exhibits” below.
(b)	The exhibits listed on the “Index to Exhibits” below are filed with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

4.1
Indenture, dated as of March 23, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.625% Senior Notes due 2023. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 23, 2015)

4.2
Transfer Agency and Registrar Services, dated July 1, 2013, between Masonite International Corporation and American Stock Transfer & Trust Company, LLC of New York (incorporated by reference to Exhibit 4.3(e) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.3
Form of Second Amended and Restated Shareholders Agreement (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.1 ^
Masonite International Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.2 ^
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(a) ^
Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K(File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2015)

Exhibit No.	Description
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
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States employees (incorporated by reference to Exhibit 10.3(l) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.3(k) ^
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

Exhibit No.	Description
10.3(p) ^
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
Amendment No. 1 to Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan dated February 7, 2017 (incorporated by reference to Exhibit 10.3(s) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(s) ^
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(t) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(t) ^
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(u) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(u) ^
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(v) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(v)* ^
Omnibus Amendment to Masonite International Corporation restricted stock unit agreements, performance restricted stock unit agreements, and stock appreciation rights agreements, dated as of December 31, 2017 by and between Masonite International Corporation and Gail N. Auerbach

10.4(a) ^
Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(b) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for Directors (incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(c) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(d) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(e) ^
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (incorporated by reference to Exhibit 10.4(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(f) ^
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (incorporated by reference to Exhibit 10.4(f) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(g) ^
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
Form of Amendment to Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(l) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(m) ^
Amendment No. 1 to Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan dated February 7, 2017 (incorporated by reference to Exhibit 10.4(m) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.5(a) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(b) ^
Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Russell T. Tiejema (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(c) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 23, 2015)

10.5(d) ^
Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and James A. Hair (incorporated by reference to Exhibit 10.5(f) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.5(e) ^
Offer letter to Randy White dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on September 12, 2017)

10.5(f) ^
Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between Masonite International Corporation and Gail N. Auerbach (incorporated by reference to Exhibit 10.5(f) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.5(g)* ^	Consulting Agreement, dated as of December 31, 2017 by and between Masonite International Corporation and Gail N. Auerbach
10.5(h)* ^	Letter Agreement, dated as of December 31, 2017, by and between Masonite International Corporation and Gail N. Auerbach
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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, an Independent Registered Certified Public Accounting Firm
23.2*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Denotes management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 27, 2018	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Frederick J. Lynch	President and Chief Executive Officer and Director	February 27, 2018
Frederick J. Lynch	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	February 27, 2018
Russell T. Tiejema	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	February 27, 2018
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 27, 2018
Jody L. Bilney

/s/ Peter R. Dachowski	Director	February 27, 2018
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 27, 2018
Jonathan F. Foster

/s/ Thomas W. Greene	Director	February 27, 2018
Thomas W. Greene

/s/ Daphne E. Jones	Director	February 27, 2018
Daphne E. Jones

/s/ George A. Lorch	Director	February 27, 2018
George A. Lorch

/s/ Rick J. Mills	Director	February 27, 2018
Rick J. Mills

/s/ William S. Oesterle	Director	February 27, 2018
William S. Oesterle

/s/ Francis M. Scricco	Director	February 27, 2018
Francis M. Scricco

/s/ John C. Wills	Director	February 27, 2018
John C. Wills