Form 10-Q
period 2018-04-01
MASONITE INTERNATIONAL CORP
filed 2018-05-03
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
or
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
The registrant had outstanding 27,591,477 shares of Common Stock, no par value, as of April 30, 2018.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 1, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.

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

•	labor relations (i.e., disruptions, strikes or work stoppages), labor costs and availability of labor;

•	increases in the costs of raw materials or wages or any shortage in supplies or labor;

•	our ability to keep pace with technological developments;

•	cyber security threats and attacks;

•	the actions taken by, and the continued success of, certain key customers;

•	our ability to maintain relationships with certain customers;

•	the ability to generate the benefits of our restructuring activities;

•	retention of key management personnel;

•	environmental and other government regulations; and

•	limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net sales	$517,879	$487,181
Cost of goods sold	412,450	391,624
Gross profit	105,429	95,557
Selling, general and administration expenses	68,211	65,110
Restructuring costs, net	—	293
Operating income (loss)	37,218	30,154
Interest expense (income), net	8,756	7,024
Other expense (income), net	(272)	(514)
Income (loss) from continuing operations before income tax expense (benefit)	28,734	23,644
Income tax expense (benefit)	6,701	(1,679)
Income (loss) from continuing operations	22,033	25,323
Income (loss) from discontinued operations, net of tax	(250)	(245)
Net income (loss)	21,783	25,078
Less: net income (loss) attributable to non-controlling interest	957	1,513
Net income (loss) attributable to Masonite	$20,826	$23,565

Earnings (loss) per common share attributable to Masonite:
Basic	$0.74	$0.79
Diluted	$0.73	$0.77

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.75	$0.80
Diluted	$0.74	$0.78

Comprehensive income (loss):
Net income (loss)	$21,783	$25,078
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,774	5,730
Amortization of actuarial net losses	300	292
Income tax benefit (expense) related to other comprehensive income (loss)	(100)	(757)
Other comprehensive income (loss), net of tax:	5,974	5,265
Comprehensive income (loss)	27,757	30,343
Less: comprehensive income (loss) attributable to non-controlling interest	714	1,617
Comprehensive income (loss) attributable to Masonite	$27,043	$28,726

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	April 1, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$37,651	$176,669
Restricted cash	11,220	11,895
Accounts receivable, net	296,306	269,235
Inventories, net	241,414	234,042
Prepaid expenses	29,032	27,665
Income taxes receivable	1,859	2,364
Total current assets	617,482	721,870
Property, plant and equipment, net	585,225	573,559
Investment in equity investees	11,621	11,310
Goodwill	175,870	138,449
Intangible assets, net	239,862	182,484
Long-term deferred income taxes	27,715	29,899
Other assets, net	25,789	22,687
Total assets	$1,683,564	$1,680,258

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110,956	$94,497
Accrued expenses	114,454	126,759
Income taxes payable	1,790	869
Total current liabilities	227,200	222,125
Long-term debt	625,694	625,657
Long-term deferred income taxes	75,682	60,820
Other liabilities	35,415	35,754
Total liabilities	963,991	944,356
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 27,851,728 and 28,369,877 shares issued and outstanding as of April 1, 2018, and December 31, 2017, respectively	619,554	624,403
Additional paid-in capital	217,228	226,528
Accumulated deficit	(26,286)	(18,150)
Accumulated other comprehensive income (loss)	(103,935)	(110,152)
Total equity attributable to Masonite	706,561	722,629
Equity attributable to non-controlling interests	13,012	13,273
Total equity	719,573	735,902
Total liabilities and equity	$1,683,564	$1,680,258

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				151,739		151,739	5,242	156,981
Other comprehensive income (loss), net of tax					38,834	38,834	752	39,586
Dividends to non-controlling interests						—	(5,613)	(5,613)
Share based compensation expense			11,644			11,644		11,644
Common shares issued for delivery of share based awards	372,826	12,290	(12,290)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(7,466)			(7,466)		(7,466)
Common shares issued under employee stock purchase plan	16,368	1,168	(286)			882		882
Common shares repurchased and retired	(1,794,101)	(39,062)		(80,826)		(119,888)		(119,888)
Balances as of December 31, 2017	28,369,877	$624,403	$226,528	$(18,150)	$(110,152)	$722,629	$13,273	$735,902

Net income (loss)				20,826		20,826	957	21,783
Other comprehensive income (loss), net of tax					6,217	6,217	(243)	5,974
Dividends to non-controlling interests						—	(975)	(975)
Share based compensation expense			3,065			3,065		3,065
Common shares issued for delivery of share based awards	166,248	9,864	(9,864)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,422)			(2,422)		(2,422)
Common shares issued under employee stock purchase plan	7,386	516	(79)			437		437
Common shares repurchased and retired	(691,783)	(15,229)		(28,962)		(44,191)		(44,191)
Balances as of April 1, 2018	27,851,728	$619,554	$217,228	$(26,286)	$(103,935)	$706,561	$13,012	$719,573

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	April 1, 2018	April 2, 2017
Net income (loss)	$21,783	$25,078
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	250	245
Depreciation	13,934	14,024
Amortization	6,585	5,970
Share based compensation expense	3,065	2,427
Deferred income taxes	3,619	(1,048)
Unrealized foreign exchange loss (gain)	692	266
Share of loss (income) from equity investees, net of tax	(311)	(297)
Pension and post-retirement expense (funding), net	(1,424)	(1,651)
Non-cash accruals and interest	382	456
Loss (gain) on sale of property, plant and equipment	612	(274)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,629)	(29,226)
Inventories	(1,644)	(10,613)
Prepaid expenses	(176)	1,020
Accounts payable and accrued expenses	(1,969)	(4,334)
Other assets and liabilities	(1,576)	(4,577)
Net cash flow provided by (used in) operating activities	27,193	(2,534)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	396
Additions to property, plant and equipment	(21,801)	(14,668)
Cash used in acquisitions, net of cash acquired	(96,309)	—
Other investing activities	(862)	(1,008)
Net cash flow provided by (used in) investing activities	(118,972)	(15,280)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	423
Repayments of long-term debt	(102)	(141)
Tax withholding on share based awards	(2,422)	(6,167)
Distributions to non-controlling interests	(975)	—
Repurchases of common shares	(44,191)	(11,252)
Net cash flow provided by (used in) financing activities	(47,690)	(17,137)
Net foreign currency translation adjustment on cash	(224)	(2,276)
Increase (decrease) in cash, cash equivalents and restricted cash	(139,693)	(37,227)
Cash, cash equivalents and restricted cash, beginning of period	188,564	83,910
Cash, cash equivalents and restricted cash, at end of period	$48,871	$46,683

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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC. Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods. Certain prior year amounts have been reclassified to conform to the current basis of presentation, related to Accounting Standards Updates ("ASU") 2017-07 and 2016-18, as described below.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2017 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which amended Accounting Standards Codification ("ASC") 715, “Retirement Benefits”. This ASU required disaggregation of the service cost component from the other components of net benefit cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption was permitted and retrospective application was required. We have utilized the practical expedient allowing the use of the prior years' disclosed service cost and other cost as the basis for our retrospective changes in presentation. The adoption of this standard changed the presentation of the other components of net benefit cost in our condensed consolidated statements of comprehensive income (loss), requiring the reclassification of a $0.3 million benefit related to other components of net benefit cost out of previously-presented selling, general and administration expense and into previously presented other expense (income), net, for the three months ended April 2, 2017. The effect of this reclassification reduced previously-presented operating income by this amount for the same period. The total benefit which will be reclassified for the years ended December 31, 2017, and January 1, 2017, will be $1.1 million and $0.5 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash Flows", which amended ASC 230 "Statement of Cash Flows". This ASU clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This ASU was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods; early adoption was permitted and retrospective application was required. The adoption of this standard changed the presentation of restricted cash in our condensed consolidated statements of cash flows, which is now being combined with cash and cash equivalents, and had the effect of an immaterial decrease to previously-presented cash flow used in investing activities for the three months ended April 2, 2017.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which created ASC 606, "Revenue from Contracts with Customers," and largely superseded the existing guidance of ASC 605, "Revenue Recognition." This standard outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," and the guidance would now be effective for annual and interim periods beginning on or after December 15, 2017. We have adopted the guidance of ASC 606 as of January 1, 2018, using the modified retrospective method and have applied the standard to only those contracts which were not completed as of the transition date. The adoption of this standard did not have any material impact on revenues in the three months ended April 1, 2018. Prior period amounts were not adjusted and have continued to be reported in accordance with our historic accounting under Topic 605. While we considered an adjustment to opening retained earnings as prescribed by the modified retrospective method, there was no material adjustment ultimately required. Furthermore, there was no material difference between the prior period amounts as reported under ASC 605 and such amounts as would have been reported under ASC 606. Information about the nature, amount and timing of our revenues from contracts with customers is disclosed in Note 10. Revenues. Our accounting policy for revenue recognition is set forth below.
Revenue Recognition
Revenue from the sale of products is recognized when control of the promised goods is transferred to our customers based on the agreed-upon shipping terms, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Volume rebates, expected returns, discounts and other incentives to customers are considered variable consideration and we estimate these amounts based on the expected amount to be provided to customers and reduce the revenues we recognize accordingly. Sales taxes and value added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken possession of our goods are treated as a fulfillment cost and are not considered a separate performance obligation. Shipping and other transportation costs charged to customers are recorded in both revenues and cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
Other Recent Accounting Pronouncements not yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. While we are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we anticipate that the primary impact upon adoption will be to our consolidated balance sheets from the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases, resulting in the recognition of right to use assets and lease obligations. Our current minimum undiscounted lease commitments under non-cancelable operating leases are disclosed in Note 9. Commitments and Contingencies.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisitions
2018 Acquisition
On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for cash consideration of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their products and service model are a natural addition to our existing UK business. DW3’s online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business. The excess purchase price over the fair value of net assets acquired of $36.5 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing United Kingdom business. This goodwill is not deductible for tax purposes and relates to the Europe segment.
The fair value of assets acquired and liabilities assumed in the DW3 acquisition are as follows:

(In thousands)	DW3
Accounts receivable	$8,590
Inventory	5,059
Property, plant and equipment	8,196
Goodwill	36,503
Intangible assets	60,743
Accounts payable and accrued expenses	(10,418)
Deferred income taxes	(12,296)
Other assets and liabilities, net	(68)
Cash consideration, net of cash acquired	$96,309
The fair values of tangible assets acquired and liabilities assumed from the DW3 acquisition were based upon preliminary calculations and valuations and the estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary estimate which are not yet finalized relate to customer relationships, income tax liabilities and goodwill. The gross contractual value of acquired trade receivables was $9.1 million for the DW3 acquisition. The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. Intangible assets acquired from the DW3 acquisition consist of the following:

	Fair Value (in thousands)	Expected Useful Life (Years)
Customer relationships	$47,282	10.0
Trademarks and trade names	12,069	10.0
Patents	1,278	10.0
Other	114	3.0
Total intangible assets acquired	$60,743
The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the DW3 acquisition which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date.

Three Months Ended April 1, 2018
(In thousands)
Net sales	$11,198
Net income (loss) attributable to Masonite	948

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2017 Acquisition
On October 2, 2017, we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F for cash consideration of $13.8 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial doors in the Midwest United States. The excess purchase price over the fair value of net assets acquired of $5.9 million was allocated to goodwill. The goodwill principally represents anticipated synergies from A&F's integration into our existing Architectural door business. This goodwill is not deductible for tax purposes and relates to the Architectural segment.
The aggregate consideration paid for the A&F acquisition was as follows:

(In thousands)	A&F
Accounts receivable	$2,169
Inventory	1,230
Property, plant and equipment	2,716
Goodwill	5,895
Intangible assets	4,400
Accounts payable and accrued expenses	(694)
Other assets and liabilities, net	(1,903)
Cash consideration, net of cash acquired	$13,813
The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach. The intangible asset acquired from A&F consists solely of customer relationships and is being amortized over the weighted average amortization period of 10.0 years. The intangible asset is not expected to have any residual value. The gross contractual value of acquired trade receivables was $2.2 million for the A&F acquisition.
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

	Three Months Ended April 1, 2018
(In thousands, except per share amounts)	Masonite	DW3	Pro Forma
Net sales	$517,879	$4,918	$522,797
Net income (loss) attributable to Masonite	20,826	81	20,907

Basic earnings (loss) per common share	$0.74		$0.74
Diluted earnings (loss) per common share	0.73		0.73

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended April 2, 2017
(In thousands, except per share amounts)	Masonite	DW3	A&F	Historical Sales to A&F	Pro Forma
Net sales	$487,181	$12,694	$3,140	$(381)	$502,634
Net income (loss) attributable to Masonite	23,565	(133)	193	(14)	23,611

Basic earnings (loss) per common share	$0.79				$0.79
Diluted earnings (loss) per common share	0.77				0.78
3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 55.2% and 56.2% of total accounts receivable as of April 1, 2018, and December 31, 2017, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of April 1, 2018, and December 31, 2017. Our second largest customer, Lowe's Co. Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2017. The allowance for doubtful accounts balance was $2.1 million and $1.8 million as of April 1, 2018, and December 31, 2017, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	April 1, 2018	December 31, 2017
Raw materials	$170,814	$172,960
Finished goods	78,908	68,851
Provision for obsolete or aged inventory	(8,308)	(7,769)
Inventories, net	$241,414	$234,042

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	April 1, 2018	December 31, 2017
Land	$26,883	$26,790
Buildings	177,651	176,077
Machinery and equipment	681,899	661,026
Property, plant and equipment, gross	886,433	863,893
Accumulated depreciation	(301,208)	(290,334)
Property, plant and equipment, net	$585,225	$573,559
Total depreciation expense was $13.9 million and $14.0 million in the three months ended April 1, 2018, and April 2, 2017, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 31, 2017	$2,867	$35,431	$100,151	$138,449
Goodwill from 2018 acquisitions	—	36,503	—	36,503
Foreign exchange fluctuations	(8)	1,000	(74)	918
April 1, 2018	$2,859	$72,934	$100,077	$175,870
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	April 1, 2018
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$207,610	$(84,258)	$(10,212)	$113,140
Patents	33,560	(22,277)	(711)	10,572
Software	34,149	(31,477)	(192)	2,480
Trademarks and tradenames	15,089	(2,306)	(128)	12,655
Other	12,340	(10,186)	(1,762)	392
Total definite life intangible assets	302,748	(150,504)	(13,005)	139,239
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(7,949)	100,623
Total intangible assets	$411,320	$(150,504)	$(20,954)	$239,862

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$160,327	$(79,628)	$(11,338)	$69,361
Patents	31,999	(21,768)	(686)	9,545
Software	33,574	(31,183)	(190)	2,201
Other	15,246	(11,836)	(1,781)	1,629
Total definite life intangible assets	241,146	(144,415)	(13,995)	82,736
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(8,824)	99,748
Total intangible assets	$349,718	$(144,415)	$(22,819)	$182,484
Amortization of intangible assets was $6.1 million and $5.9 million for the three months ended April 1, 2018, and April 2, 2017, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).
The estimated future amortization of intangible assets with definite lives as of April 1, 2018, is as follows:

(In thousands)
Fiscal year:
2018 (remaining nine months)	$20,254
2019	24,603
2020	20,543
2021	17,309
2022	13,832
7. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	April 1, 2018	December 31, 2017
Accrued payroll	$38,384	$38,296
Accrued rebates	29,579	34,488
Accrued interest	2,328	10,688
Other accruals	44,163	43,287
Total accrued expenses	$114,454	$126,759

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Long-Term Debt

(In thousands)	April 1, 2018	December 31, 2017
5.625% senior unsecured notes due 2023	$625,000	$625,000
Unamortized premium on 2023 Notes	5,441	5,714
Debt issuance costs for 2023 Notes	(6,203)	(6,635)
Capital lease obligations	286	378
Other long-term debt	1,170	1,200
Total long-term debt	$625,694	$625,657
Interest expense related to our consolidated indebtedness under senior unsecured notes was $8.7 million and $6.9 million for the three months ended April 1, 2018, and April 2, 2017, respectively.
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
The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of April 1, 2018, and December 31, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ABL Facility
On April 9, 2015, we and certain of our subsidiaries entered into a $150.0 million asset-based revolving credit facility (the "ABL Facility") maturing on April 9, 2020. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain ineligible amounts.
Obligations under the ABL Facility are secured by a first priority security interest in certain of the current assets of Masonite's United States and Canadian subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries. Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum. In addition to paying interest on any outstanding principal under the ABL Facility a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of April 1, 2018, and December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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

(In thousands)
Fiscal year:
2018 (remaining nine months)	$17,688
2019	22,488
2020	19,767
2021	15,089
2022	10,829
Thereafter	66,303
Total future minimum lease payments	$152,164
Total rent expense, including non-cancelable operating leases and month-to-month leases, was $7.7 million and $7.1 million for the three months ended April 1, 2018, and April 2, 2017, respectively.

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
Legal Proceedings
The following discussion describes material developments in previously disclosed legal proceedings that occurred since December 31, 2017. Refer to Note 9. Commitments and Contingencies in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of these pending legal proceedings.
Mathis
In the Mathis matter, on March 29, 2018, and before any responsive pleadings were filed, the parties entered into a Settlement Agreement and General Release pursuant to which we made a nominal settlement payment in exchange for a general release and the lawsuit was dismissed with prejudice on April 23, 2018. In entering into the settlement, we denied all claims made in the lawsuit and denied any wrongdoing.
Byrd
In the Byrd matter, the settlement previously agreed to by the parties received final court approval on March 22, 2018, and payment of the settlement occurred on April 27, 2018. On March 22, 2018, the court dismissed the case but the processing of the class member payouts is not yet finished. The court can reassert jurisdiction to enforce the settlement until the payout process ends. The amount we paid as part of the settlement did not have a material impact on our financial condition or operating results.
In addition, from time to time, we are involved in various claims, legal actions and government audits. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.
10. Revenues
We derive our revenues primarily from the manufacture and delivery of doors and door components as performance obligations that arise from our contracts with customers are satisfied. Materially all of our revenues are generated from contracts with customers and the nature, timing and any uncertainty in the recognition of revenues are not affected by the type of good, customer or geographical region to which the performance obligation relates. Our contracts with our customers are generally in the form of purchase orders and the performance obligation arises upon receipt of the purchase order and agreement upon the transaction price. The performance obligations are satisfied at a point in time when control of the promised goods is transferred to the customer and payment terms vary from customer to customer. Payment terms are short-term, are customary for our industry and in some cases, early payment incentives are offered.
The transaction price recognized as revenue and accounts receivable is determined based upon a number of estimates, including:

•	Incentive-based volume rebates, which are based on individual rebate agreements with our customers, as well as historical and expected performance of each individual customer,

•	Estimated sales returns, which are based on historical returns as a percentage of revenues, and

•	Adjustments for early payment discounts offered by us.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract assets are represented by our trade accounts receivable balances on the condensed consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of either April 1, 2018, or December 31, 2017. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the three months ended April 1, 2018, or April 2, 2017.
11. Share Based Compensation Plans
Share based compensation expense was $3.1 million and $2.4 million for the three months ended April 1, 2018, and April 2, 2017, respectively. As of April 1, 2018, the total remaining unrecognized compensation expense related to share based compensation amounted to $22.3 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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
On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of April 1, 2018, there were 753,136 shares of common stock available for future issuance under the 2012 Plan.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of April 1, 2018, the liability and asset relating to deferred compensation each had a fair value of $6.2 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of April 1, 2018, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
The total fair value of SARs vested was $0.7 million and $0.4 million during the three months ended April 1, 2018, and April 2, 2017, respectively.

Three Months Ended April 1, 2018	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	537,930	$23,263	$32.00	4.5
Granted	69,752		65.00
Exercised	(17,174)	848	20.98
Outstanding, end of period	590,508	$15,895	$36.22	5.0

Exercisable, end of period	467,623	$15,834	$28.11	3.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended April 2, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(181,965)	10,846	19.04
Forfeited	(9,019)		65.21
Outstanding, end of period	658,571	$32,339	$30.15	5.0

Exercisable, end of period	556,388	$31,248	$23.09	4.2
The value of SARs granted in the three months ended April 1, 2018, as determined using the Black-Scholes Merton valuation model, was $1.3 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

	2018 Grants	2017 Grants
SAR value (model conclusion)	$18.63	$22.65
Risk-free rate	2.7%	2.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	22.8%	25.8%
Expected term (years)	6.0	6.0
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	April 1, 2018		April 2, 2017
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	417,598	$66.14	501,926	$58.51
Granted	252,740	62.74	226,808	70.60
Delivered	(152,743)		(176,077)
Withheld to cover (1)	(41,557)		(54,614)
Forfeited	(6,211)		(30,664)
Outstanding, end of period	469,827	$65.70	467,379	$65.72
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
Approximately one-third of the RSUs granted during the three months ended April 1, 2018, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended April 1, 2018, was $15.9 million and is being recognized over the weighted average requisite service period of 2.7 years. During the three months ended April 1, 2018, there were 194,300 RSUs vested at a fair value of $12.4 million.
12. Restructuring Costs
Restructuring costs were not material in the three months ended April 1, 2018, or April 2, 2017.

	Cumulative Amount Incurred Through April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$3,707	$—	$3,707
2015 Plan	—	2,335	—	3,274	5,609
2014 Plan	—	—	—	7,993	7,993
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,668	—	3,609	18,655
Total Restructuring Costs	$5,403	$17,736	$3,707	$17,033	$43,879
Our restructuring plans initiated in 2016 and prior years are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017. Costs associated with our existing restructuring plans include severance and closure charges and are substantially completed. The 2013 Plan also included impairment of certain property, plant and equipment. Actions associated with all of our existing restructuring plans are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities under our restructuring plans initiated in 2012 and prior years. As of April 1, 2018, we do not expect to incur any material future charges relating to any of our existing restructuring plans.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 31, 2017	Cash Payments	April 1, 2018
2016 Plan	$90	$90	$—
2012 and Prior Plans	194	43	151
Total	$284	$133	$151

(In thousands)	January 1, 2017	Severance	Cash Payments	April 2, 2017
2015 Plan	$1,300	$271	$367	$1,204
2014 Plan	282	22	76	228
2013 Plan	426	—	—	426
2012 and Prior Plans	465	—	27	438
Total	$2,473	$293	$470	$2,296
13. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to changes in our valuation allowances, tax exempt income and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate. In addition, we recognized $0.2 million of income tax benefit due to the exercise and delivery of share-based awards during the three months ended April 1, 2018, and $5.0 million during the three months ended April 2, 2017.
In accordance with SAB 118, we have reflected the income tax effects of the aspects of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") for which the accounting under ASC 740 is complete. Our provision for income taxes does include estimates around the timing of certain deductions. To the extent those estimates change, there could be effects to income tax expense due to the change in the tax rate. We would expect to be complete with this analysis upon filing of our tax return in 2018. Additionally, the final impact of Tax Reform may differ from our estimates due to additional regulations that may be issued or changes in interpretations as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing earnings attributable to Masonite by the weighted-average number of our common shares outstanding during the period. Diluted EPS is calculated by dividing earnings attributable to Masonite by the weighted-average number of common shares plus the incremental number of shares issuable from non-vested and vested RSUs and SARs outstanding during the period.

(In thousands, except share and per share information)	Three Months Ended
	April 1, 2018	April 2, 2017
Net income (loss) attributable to Masonite	$20,826	$23,565
Less: income (loss) from discontinued operations, net of tax	(250)	(245)
Income (loss) from continuing operations attributable to Masonite	$21,076	$23,810

Shares used in computing basic earnings per share	28,189,790	29,861,099
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	482,472	593,889
Shares used in computing diluted earnings per share	28,672,262	30,454,988

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.75	$0.80
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)
Total Basic earnings per common share attributable to Masonite	$0.74	$0.79

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.74	$0.78
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$0.73	$0.77

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	51,129	—
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For the three months ended April 1, 2018, common shares issuable for stock appreciation rights which have a higher strike price than our weighted average market price have been excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.
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

(In thousands)	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$360,542	$87,752	$71,564	$4,424	$524,282
Intersegment sales	(862)	(648)	(4,893)	—	(6,403)
Net sales to external customers	$359,680	$87,104	$66,671	$4,424	$517,879

Adjusted EBITDA	$50,398	$9,930	$7,660	$(6,574)	$61,414

(In thousands)	Three Months Ended April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$339,129	$70,827	$75,919	$7,341	$493,216
Intersegment sales	(1,087)	(856)	(4,092)	—	(6,035)
Net sales to external customers	$338,042	$69,971	$71,827	$7,341	$487,181

Adjusted EBITDA	$44,937	$7,738	$5,214	$(5,295)	$52,594
As fully described in Note 1. Business Overview and Significant Accounting Policies, the adoption of ASU 2017-07 required a reclassification of prior periods' other expense (income), net. This resulted in a consolidated decrease of $0.3 million to Adjusted EBITDA for the three months ended April 2, 2017, compared to the same figure previously presented. On a segment basis, Adjusted EBITDA for the three months ended April 2, 2017, was increased by $0.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

million in the Europe segment and was decreased in the Corporate & Other category by $0.3 million, compared to the same figures previously-presented.
A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Adjusted EBITDA	$61,414	$52,594
Less (plus):
Depreciation	13,934	14,024
Amortization	6,585	5,970
Share based compensation expense	3,065	2,427
Loss (gain) on disposal of property, plant and equipment	612	(274)
Restructuring costs	—	293
Interest expense (income), net	8,756	7,024
Other expense (income), net	(272)	(514)
Income tax expense (benefit)	6,701	(1,679)
Loss (income) from discontinued operations, net of tax	250	245
Net income (loss) attributable to non-controlling interest	957	1,513
Net income (loss) attributable to Masonite	$20,826	$23,565
16. Other Comprehensive Income and Accumulated Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Accumulated foreign currency translation gains (losses), beginning of period	$(89,824)	$(127,433)
Foreign currency translation gain (loss)	5,774	5,730
Income tax benefit (expense) on foreign currency translation gain (loss)	(22)	(643)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(243)	104
Accumulated foreign currency translation gains (losses), end of period	(83,829)	(122,450)

Accumulated pension and other post-retirement adjustments, beginning of period	(20,328)	(21,553)
Amortization of actuarial net losses	300	292
Income tax benefit (expense) on amortization of actuarial net losses	(78)	(114)
Accumulated pension and other post-retirement adjustments	(20,106)	(21,375)

Accumulated other comprehensive income (loss)	$(103,935)	$(143,825)

Other comprehensive income (loss), net of tax	$5,974	$5,265
Less: other comprehensive income (loss) attributable to non-controlling interest	(243)	104
Other comprehensive income (loss) attributable to Masonite	$6,217	$5,161
Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Transactions involving cash:
Interest paid	$17,337	$13,592
Interest received	400	54
Income taxes paid	1,583	2,763
Income tax refunds	70	13
Non-cash transactions:
Property, plant and equipment additions in accounts payable	2,949	3,984
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	April 1, 2018	December 31, 2017
Cash and cash equivalents	$37,651	$176,669
Restricted cash	11,220	11,895
Total cash, cash equivalents and restricted cash	$48,871	$188,564
18. Variable Interest Entity
As of April 1, 2018, and December 31, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	April 1, 2018	December 31, 2017
Current assets	$9,075	$7,213
Property, plant and equipment, net	10,731	11,344
Long-term deferred income taxes	6,550	5,472
Other assets, net	3,442	3,386
Current liabilities	(2,419)	(2,326)
Other long-term liabilities	(1,782)	(1,699)
Non-controlling interest	(4,015)	(4,029)
Net assets of the VIE consolidated by Masonite	$21,582	$19,361
Current assets include $4.7 million and $3.2 million of cash and cash equivalents as of April 1, 2018, and December 31, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

19. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of April 1, 2018, was $642.5 million, compared to a carrying value of $624.2 million, and the estimated fair value of the 2023 Notes as of December 31, 2017, was $653.6 million, compared to a carrying value of $624.1 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended April 1, 2018, and April 2, 2017. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. Certain prior year amounts have been reclassified to conform to the current basis of presentation.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended April 1, 2018, we generated net sales of $359.7 million or 69.5%, $87.1 million or 16.8% and $66.7 million or 12.9% in our North American Residential, Europe and Architectural segments, respectively.

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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2017, our top ten customers together accounted for approximately 44% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 18% of our net sales. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the three months ended April 1, 2018, and April 2, 2017, approximately 36% and 34% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the

MASONITE INTERNATIONAL CORPORATION

U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
Inflation
An increase in inflation could have a significant impact on our results of operations. Wage inflation, increased prices for raw materials or finished goods used in our products, higher inbound or outbound freight rates and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incremental costs on to our customers. In addition, interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, demand for new homes and home improvement products decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.
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

•
DW3: On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3, funded solely by cash on hand of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their products and service model are a natural addition to our existing UK business. DW3’s online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business.

•
A&F: On October 2, 2017, we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F, funded solely by cash on hand of $13.8 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial doors in the Midwest United States.

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017. For the definition of and other information regarding Adjusted EBITDA, please see Note 15. Segment Information in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Net sales	$517,879	$487,181
Cost of goods sold	412,450	391,624
Gross profit	105,429	95,557
Gross profit as a % of net sales	20.4%	19.6%
Selling, general and administration expenses	68,211	65,110
Selling, general and administration expenses as a % of net sales	13.2%	13.4%
Restructuring costs, net	—	293
Operating income (loss)	37,218	30,154
Interest expense (income), net	8,756	7,024
Other expense (income), net	(272)	(514)
Income (loss) from continuing operations before income tax expense (benefit)	28,734	23,644
Income tax expense (benefit)	6,701	(1,679)
Income (loss) from continuing operations	22,033	25,323
Income (loss) from discontinued operations, net of tax	(250)	(245)
Net income (loss)	21,783	25,078
Less: net income (loss) attributable to non-controlling interest	957	1,513
Net income (loss) attributable to Masonite	$20,826	$23,565
Three Months Ended April 1, 2018, Compared with Three Months Ended April 2, 2017
Net Sales
Net sales in the three months ended April 1, 2018, were $517.9 million, an increase of $30.7 million or 6.3% from $487.2 million in the three months ended April 2, 2017. Net sales in the first quarter of 2018 were positively impacted by $13.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $17.2 million or 3.5%. Our 2018 and 2017 acquisitions contributed $14.1 million or 2.9% of incremental net sales in the first quarter of 2018. Average unit price increased net sales in the first quarter of 2018 by $15.2 million or 3.1% compared to the 2017 period. Lower base volume decreased net sales by $9.7 million or 2.0% in the first quarter of 2018 compared to the 2017 period. Net sales of components and other products to external customers were $2.4 million lower in the first quarter of 2018 compared to the 2017 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
North American Residential	$360,542	$339,129
North American Residential intersegment	(862)	(1,087)
North American Residential net sales to external customers	$359,680	$338,042
Percentage of consolidated net sales	69.5%	69.4%

Europe	$87,752	$70,827
Europe intersegment	(648)	(856)
Europe net sales to external customers	$87,104	$69,971
Percentage of consolidated net sales	16.8%	14.4%

Architectural	$71,564	$75,919
Architectural intersegment	(4,893)	(4,092)
Architectural net sales to external customers	$66,671	$71,827
Percentage of consolidated net sales	12.9%	14.7%

Corporate & Other net sales to external customers	$4,424	$7,341

Net sales to external customers	$517,879	$487,181
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended April 1, 2018, were $359.7 million, an increase of $21.7 million or 6.4% from $338.0 million in the three months ended April 2, 2017. Net sales in the first quarter of 2018 were positively impacted by $4.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $17.7 million or 5.2%. Higher volume increased net sales in the first quarter of 2018 by $11.4 million or 3.4% compared to the 2017 period. Average unit price increased net sales in the first quarter of 2018 by $6.4 million or 1.9% compared to the 2017 period. Net sales of components and other products to external customers were $0.1 million lower in the first quarter of 2018 compared to the 2017 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended April 1, 2018, were $87.1 million, an increase of $17.1 million or 24.4% from $70.0 million in the three months ended April 2, 2017. Net sales in the first quarter of 2018 were positively impacted by $9.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $8.1 million or 11.6%. Our 2018 acquisition of DW3 contributed $11.2 million or 16.0% of incremental net sales in the first quarter of 2018. Average unit price increased net sales in the first quarter of 2018 by $5.6 million or 8.0% compared to the 2017 period. Lower base volume decreased net sales by $8.6 million or 12.3% in the first quarter of 2018 compared to the 2017 period due primarily to unusually harsh weather conditions in the United Kingdom. Net sales of components and other products to external customers were $0.1 million lower in the first quarter of 2018 compared to the 2017 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended April 1, 2018, were $66.7 million, a decrease of $5.1 million or 7.1% from $71.8 million in the three months ended April 2, 2017. Net sales in the first quarter of 2018 were positively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $5.5 million or 7.7%. Our 2017

MASONITE INTERNATIONAL CORPORATION

acquisition of A&F contributed $2.9 million or 4.0% of incremental net sales in the first quarter of 2018. Lower base volume decreased net sales in the first quarter of 2018 by $11.1 million or 15.5% compared to the 2017 period, due to slower end market demand and order flow due to timing of major projects and inclement weather early in the quarter. Average unit price increased net sales in the first quarter of 2018 by $3.2 million or 4.5% compared to the 2017 period. Net sales of components and other products to external customers were $0.5 million lower in the first quarter of 2018 compared to the 2017 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.6% and 80.4% for the three months ended April 1, 2018, and April 2, 2017, respectively. Overhead and direct labor costs as a percentage of net sales in the first quarter of 2018 decreased by 0.5% and 0.4%, respectively, compared to the 2017 period, due to improved factory productivity and higher average unit price. Material cost of sales and depreciation as a percentage of net sales in the first quarter of 2018 each decreased by 0.1% compared to the 2017 period, as increases in average unit price offset material cost inflation. Partly offsetting these decreases, distribution as a percentage of net sales in the first quarter of 2018 increased 0.3% over the 2017 period due primarily to inflationary pressures.
Selling, General and Administration Expenses
In the three months ended April 1, 2018, selling, general and administration (“SG&A”) expenses, as a percentage of net sales, were 13.2% compared to 13.4% in the three months ended April 2, 2017, a decrease of 20 basis points.
SG&A expenses in the three months ended April 1, 2018, were $68.2 million, an increase of $3.1 million from $65.1 million in the three months ended April 2, 2017. The overall increase was driven by unfavorable foreign exchange impacts of $1.3 million, incremental SG&A from our 2018 and 2017 acquisitions of $2.0 million and an increase in professional fees of $1.7 million. These increases were partially offset by a $1.0 million decrease in marketing costs and $0.9 million of other decreases. The incremental SG&A from our 2018 and 2017 acquisitions was driven by amortization of intangible assets, while the increase in professional fees was primarily due to acquisition-related costs.
Interest Expense, Net
Interest expense, net, in the three months ended April 1, 2018, was $8.8 million, compared to $7.0 million in the three months ended April 2, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.
Other Expense (Income), Net
Other expense (income), net, in the three months ended April 1, 2018, was $(0.3) million compared to $(0.2) million in the three months ended April 2, 2017.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended April 1, 2018, increased by $8.4 million compared to the three months ended April 2, 2017, primarily due to (i) the $8.2 million reduction in discrete income tax benefit recorded during the first quarter of 2018, which was driven by the $5.0 million of benefit due to exercise and delivery of share-based awards during the first quarter of 2017 that did not recur in the first quarter of 2018, and (ii) income and losses in tax jurisdictions with existing valuation allowances, including the increase in income tax expense in Canada due to the valuation allowance release recorded in the fourth quarter of 2017. Overall increases were partially offset by the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, including the decrease in tax rate in the United States resulting from the Tax Cuts and Jobs Act of 2017.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,398	$9,930	$7,660	$(6,574)	$61,414
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.4%	11.5%		11.9%

	Three Months Ended April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$44,937	$7,738	$5,214	$(5,295)	$52,594
Adjusted EBITDA as a percentage of segment net sales	13.3%	11.1%	7.3%		10.8%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,398	$9,930	$7,660	$(6,574)	$61,414
Less (plus):
Depreciation	7,344	2,303	2,030	2,257	13,934
Amortization	481	3,239	2,254	611	6,585
Share based compensation expense	—	—	—	3,065	3,065
Loss (gain) on disposal of property, plant and equipment	533	—	79	—	612
Interest expense (income), net	—	—	—	8,756	8,756
Other expense (income), net	—	35	—	(307)	(272)
Income tax expense (benefit)	—	—	—	6,701	6,701
Loss (income) from discontinued operations, net of tax	—	—	—	250	250
Net income (loss) attributable to non-controlling interest	970	—	—	(13)	957
Net income (loss) attributable to Masonite	$41,070	$4,353	$3,297	$(27,894)	$20,826

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended April 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$44,937	$7,738	$5,214	$(5,295)	$52,594
Less (plus):
Depreciation	7,484	1,810	2,370	2,360	14,024
Amortization	993	1,667	2,161	1,149	5,970
Share based compensation expense	—	—	—	2,427	2,427
Loss (gain) on disposal of property, plant and equipment	(399)	140	(27)	12	(274)
Restructuring costs	—	—	271	22	293
Interest expense (income), net	—	—	—	7,024	7,024
Other expense (income), net	—	157	—	(671)	(514)
Income tax expense (benefit)	—	—	—	(1,679)	(1,679)
Loss (income) from discontinued operations, net of tax	—	—	—	245	245
Net income (loss) attributable to non-controlling interest	917	—	—	596	1,513
Net income (loss) attributable to Masonite	$35,942	$3,964	$439	$(16,780)	$23,565
Adjusted EBITDA in our North American Residential segment increased $5.5 million, or 12.2%, to $50.4 million in the three months ended April 1, 2018, from $44.9 million in the three months ended April 2, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.7 million in both the first quarter of 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $2.2 million, or 28.6%, to $9.9 million in the three months ended April 1, 2018, from $7.7 million in the three months ended April 2, 2017.
Adjusted EBITDA in our Architectural segment increased $2.5 million, or 48.1%, to $7.7 million in the three months ended April 1, 2018, from $5.2 million in the three months ended April 2, 2017. Adjusted EBITDA in the Architectural segment included corporate allocations of shared costs of $2.2 million in both the first quarter of 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of April 1, 2018, we had $37.7 million of cash and cash equivalents, availability under our ABL Facility of $137.5 million and availability under our AR Sales Program of $22.5 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $27.2 million during the three months ended April 1, 2018, compared to a cash outflow of $2.5 million in the three months ended April 2, 2017. This net $29.7 million increase in cash provided by operating activities was partially due to a $4.1 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, with the balance attributable to changes in net working capital in the first three months of 2018 compared to the same period in 2017.
Cash used in investing activities was $119.0 million during the three months ended April 1, 2018, compared to $15.3 million in the three months ended April 2, 2017. This $103.7 million increase in cash used in investing activities was driven by $96.3 million of cash used in the DW3 acquisition (net of cash acquired), a $7.1 million increase in cash additions to property, plant and equipment and an increase in other investing outflows of $0.3 million in the first three months of 2018 compared to the same period in 2017.
Cash used by financing activities was $47.7 million during the three months ended April 1, 2018, compared to $17.1 million during the three months ended April 2, 2017. This $30.6 million increase in cash used by financing activities was driven by a $32.9 million increase in cash used in repurchases of common shares and a $1.5 million increase in other financing outflows. These increases in cash used were partially offset by a $3.8 million decrease in cash used in tax withholding on share based awards in the first three months of 2018 compared to the same period in 2017.
Share Repurchases
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the three months ended April 1, 2018, we repurchased and retired 691,783 of our common shares in the open market at an aggregate cost of $44.2 million as part of the share repurchase programs. During the three months ended April 2, 2017, we repurchased 144,447 of our common shares in the open market at an aggregate cost of $11.3 million. As of April 1, 2018, $76.7 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of April 1, 2018, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

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
Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of April 1, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
ABL Facility
On April 9, 2015, we and certain of our subsidiaries entered into a $150.0 million asset-based revolving credit facility (the "ABL Facility") maturing on April 9, 2020. The borrowing base is calculated based on a percentage of the value of selected U.S. and Canadian accounts receivable and inventory, less certain ineligible amounts. Obligations under the ABL Facility are secured by a first priority security interest in certain of the current assets of Masonite's United States and Canadian subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries. Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the Base Rate, Canadian Prime Rate or Canadian Base Rate (each as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Eurodollar Base Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.75% per annum. In addition to paying interest on any outstanding principal under the ABL Facility a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.

MASONITE INTERNATIONAL CORPORATION

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of April 1, 2018, and December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $456.1 million and $434.8 million for the three months ended April 1, 2018 and April 2, 2017, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $50.8 million and $48.9 million for the three months ended April 1, 2018 and April 2, 2017, respectively. Our non-guarantor subsidiaries had total assets of $1.8 billion and $1.6 billion as of April 1, 2018, and December 31, 2017, respectively; and total liabilities of $737.6 million and $693.8 million as of April 1, 2018, and December 31, 2017, respectively.
Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe there have been no material changes to the information provided therein.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under "Legal Proceedings" in Note 9. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 31, 2017. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended April 1, 2018, we repurchased 691,783 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018, through January 28, 2018	672	$73.36	672	$120,859,487
January 29, 2018, through February 25, 2018	274,157	66.96	274,157	102,501,388
February 26, 2018, through April 1, 2018	416,954	61.84	416,954	76,718,280
Total	691,783	$63.88	691,783
We currently have in place a $350 million share repurchase authorization, stemming from two separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, our Board of Directors authorized an additional $200 million (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date. While the share repurchase programs may take two years to complete, the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of April 1, 2018, $76.7 million was available for repurchase in accordance with the share repurchase programs.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 3, 2018	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)