Form 10-Q
period 2018-07-01
MASONITE INTERNATIONAL CORP
filed 2018-08-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
or
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
The registrant had outstanding 27,591,331 shares of Common Stock, no par value, as of August 6, 2018.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 1, 2018

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$566,726	$519,741	$1,084,605	$1,006,922
Cost of goods sold	443,052	412,415	855,502	804,039
Gross profit	123,674	107,326	229,103	202,883
Selling, general and administration expenses	71,851	63,870	140,062	128,980
Restructuring costs, net	—	(700)	—	(407)
Loss (gain) on disposal of subsidiaries	—	212	—	212
Operating income (loss)	51,823	43,944	89,041	74,098
Interest expense (income), net	9,074	7,112	17,830	14,136
Other expense (income), net	(970)	(288)	(1,242)	(802)
Income (loss) from continuing operations before income tax expense (benefit)	43,719	37,120	72,453	60,764
Income tax expense (benefit)	7,894	8,932	14,595	7,253
Income (loss) from continuing operations	35,825	28,188	57,858	53,511
Income (loss) from discontinued operations, net of tax	(131)	(134)	(381)	(379)
Net income (loss)	35,694	28,054	57,477	53,132
Less: net income (loss) attributable to non-controlling interest	953	1,170	1,910	2,683
Net income (loss) attributable to Masonite	$34,741	$26,884	$55,567	$50,449

Earnings (loss) per common share attributable to Masonite:
Basic	$1.26	$0.90	$1.99	$1.69
Diluted	$1.24	$0.89	$1.96	$1.66

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$1.26	$0.91	$2.01	$1.70
Diluted	$1.24	$0.89	$1.97	$1.67

Comprehensive income (loss):
Net income (loss)	$35,694	$28,054	$57,477	$53,132
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(31,445)	16,751	(25,671)	22,481
Amortization of actuarial net losses	299	292	599	584
Income tax benefit (expense) related to other comprehensive income (loss)	(100)	(55)	(200)	(812)
Other comprehensive income (loss), net of tax:	(31,246)	16,988	(25,272)	22,253
Comprehensive income (loss)	4,448	45,042	32,205	75,385
Less: comprehensive income (loss) attributable to non-controlling interest	584	1,447	1,298	3,064
Comprehensive income (loss) attributable to Masonite	$3,864	$43,595	$30,907	$72,321

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	July 1, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$30,151	$176,669
Restricted cash	10,485	11,895
Accounts receivable, net	310,635	269,235
Inventories, net	244,424	234,042
Prepaid expenses	30,183	27,665
Income taxes receivable	2,083	2,364
Total current assets	627,961	721,870
Property, plant and equipment, net	590,998	573,559
Investment in equity investees	12,091	11,310
Goodwill	179,103	138,449
Intangible assets, net	229,209	182,484
Long-term deferred income taxes	27,184	29,899
Other assets, net	28,403	22,687
Total assets	$1,694,949	$1,680,258

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112,730	$94,497
Accrued expenses	134,836	126,759
Income taxes payable	2,286	869
Total current liabilities	249,852	222,125
Long-term debt	625,579	625,657
Long-term deferred income taxes	77,017	60,820
Other liabilities	32,986	35,754
Total liabilities	985,434	944,356
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 27,597,126 and 28,369,877 shares issued and outstanding as of July 1, 2018, and December 31, 2017, respectively	614,371	624,403
Additional paid-in capital	219,931	226,528
Accumulated deficit	(2,023)	(18,150)
Accumulated other comprehensive income (loss)	(134,812)	(110,152)
Total equity attributable to Masonite	697,467	722,629
Equity attributable to non-controlling interests	12,048	13,273
Total equity	709,515	735,902
Total liabilities and equity	$1,694,949	$1,680,258

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				151,739		151,739	5,242	156,981
Other comprehensive income (loss), net of tax					38,834	38,834	752	39,586
Dividends to non-controlling interests						—	(5,613)	(5,613)
Share based compensation expense			11,644			11,644		11,644
Common shares issued for delivery of share based awards	372,826	12,290	(12,290)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(7,466)			(7,466)		(7,466)
Common shares issued under employee stock purchase plan	16,368	1,168	(286)			882		882
Common shares repurchased and retired	(1,794,101)	(39,062)		(80,826)		(119,888)		(119,888)
Balances as of December 31, 2017	28,369,877	$624,403	$226,528	$(18,150)	$(110,152)	$722,629	$13,273	$735,902

Net income (loss)				55,567		55,567	1,910	57,477
Other comprehensive income (loss), net of tax					(24,660)	(24,660)	(612)	(25,272)
Dividends to non-controlling interests						—	(2,523)	(2,523)
Share based compensation expense			6,603			6,603		6,603
Common shares issued for delivery of share based awards	181,397	10,698	(10,698)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(2,423)			(2,423)		(2,423)
Common shares issued under employee stock purchase plan	7,386	499	(79)			420		420
Common shares repurchased and retired	(961,534)	(21,229)		(39,440)		(60,669)		(60,669)
Balances as of July 1, 2018	27,597,126	$614,371	$219,931	$(2,023)	$(134,812)	$697,467	$12,048	$709,515

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	July 1, 2018	July 2, 2017
Net income (loss)	$57,477	$53,132
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	381	379
Loss (gain) on disposal of subsidiaries	—	212
Depreciation	27,634	29,301
Amortization	13,910	11,566
Share based compensation expense	6,603	5,954
Deferred income taxes	7,234	5,652
Unrealized foreign exchange loss (gain)	(2,079)	776
Share of loss (income) from equity investees, net of tax	(781)	(829)
Pension and post-retirement expense (funding), net	(3,302)	(3,120)
Non-cash accruals and interest	457	644
Loss (gain) on sale of property, plant and equipment	2,512	141
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39,982)	(47,988)
Inventories	(2,799)	(19,497)
Prepaid expenses	(1,941)	(685)
Accounts payable and accrued expenses	27,623	17,965
Other assets and liabilities	(4,970)	(5,661)
Net cash flow provided by (used in) operating activities	87,977	47,942
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,367	802
Additions to property, plant and equipment	(33,835)	(35,497)
Cash used in acquisitions, net of cash acquired	(135,600)	—
Other investing activities	(1,825)	(1,952)
Net cash flow provided by (used in) investing activities	(169,893)	(36,647)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	746
Repayments of long-term debt	(196)	(239)
Proceeds from borrowings on revolving credit facilities	—	5,000
Tax withholding on share based awards	(2,423)	(6,167)
Distributions to non-controlling interests	(2,523)	(1,155)
Repurchases of common shares	(60,669)	(37,886)
Net cash flow provided by (used in) financing activities	(65,811)	(39,701)
Net foreign currency translation adjustment on cash	(201)	(1,962)
Increase (decrease) in cash, cash equivalents and restricted cash	(147,928)	(30,368)
Cash, cash equivalents and restricted cash, beginning of period	188,564	83,910
Cash, cash equivalents and restricted cash, at end of period	$40,636	$53,542

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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 67 manufacturing locations in 8 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
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
Adoption of Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which amended Accounting Standards Codification ("ASC") 715, “Retirement Benefits”. This ASU required disaggregation of the service cost component from the other components of net benefit cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption was permitted and retrospective application was required. We have utilized the practical expedient allowing the use of the prior years' disclosed service cost and other cost as the basis for our retrospective changes in presentation. The adoption of this standard changed the presentation of the other components of net benefit cost in our condensed consolidated statements of comprehensive income (loss), requiring the reclassification of a $0.3 million and $0.5 million benefit related to other components of net benefit cost out of previously-presented selling, general and administration expense and into previously presented other expense (income), net, for the three and six months ended July 2, 2017, respectively. The effect of this reclassification reduced previously-presented operating income by this amount for the same periods. The total benefit which will be reclassified for the years ended December 31, 2017, and January 1, 2017, will be $1.1 million and $0.5 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash Flows", which amended ASC 230 "Statement of Cash Flows". This ASU clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This ASU was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods; early adoption was permitted and retrospective application was required. The adoption of this standard changed the presentation of restricted cash in our condensed consolidated statements of cash flows, which is now being combined with cash and cash equivalents, and had the effect of a $0.3 million decrease to previously-presented cash flow used in investing activities for the six months ended July 2, 2017.
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
Other Recent Accounting Pronouncements not yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We are currently implementing a new lease system in connection with the adoption of ASU 2016-02. We are progressing with implementation and continuing to evaluate the impact on our consolidated financial statements and disclosures. We currently anticipate that the primary impact upon adoption will be a material adjustment to our consolidated balance sheets from the recognition, on a discounted basis, of our expected future payments for our operating leases, resulting in the recognition of right to use assets and lease obligations. Our current minimum undiscounted lease commitments under non-cancelable operating leases are disclosed in Note 9. Commitments and Contingencies.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisitions and Disposition
2018 Acquisitions
On June 1, 2018, we completed the acquisition of the operating assets of the wood door companies of AADG, Inc., which includes the brands Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman"). We acquired the operating assets of Graham & Maiman for cash consideration of $39.3 million. Graham & Maiman are based in Mason City, Iowa, and Springfield, Missouri. Graham & Maiman provide the non-residential construction industry with a full range of architectural premium and custom grade flush wood doors, architectural stile and rail wood doors, thermal-fused flush wood doors and wood door frames. The preliminary excess purchase price over the fair value of net assets acquired of $10.7 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing Architectural business and the goodwill is deductible for tax purposes.
On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for cash consideration of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business. The excess purchase price over the fair value of net assets acquired of $33.6 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing United Kingdom business. This goodwill is not deductible for tax purposes and relates to the Europe segment.
The fair value of assets acquired and liabilities assumed in the Graham & Maiman and DW3 acquisitions are as follows:

(In thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Accounts receivable	$—	$8,590	$8,590
Inventory	6,414	5,059	11,473
Property, plant and equipment	19,557	8,196	27,753
Goodwill	10,696	33,623	44,319
Intangible assets	2,750	62,873	65,623
Accounts payable and accrued expenses	(126)	(10,418)	(10,544)
Deferred income taxes	—	(11,546)	(11,546)
Other assets and liabilities, net	—	(68)	(68)
Cash consideration, net of cash acquired	$39,291	$96,309	$135,600
The fair values of tangible assets acquired and liabilities assumed from the Graham & Maiman acquisition were based upon preliminary calculations and valuations and the estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary estimate which are not yet finalized relate to customer relationships, income tax liabilities and goodwill. The gross contractual value of acquired trade receivables was $9.1 million for the DW3 acquisition. The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. During the three months ended July 1, 2018, we finalized the valuation of customer relationships, income tax liabilities and goodwill for the DW3 acquisition, which resulted in a difference in the purchase price allocation when compared to the previously-presented preliminary purchase price allocation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible assets acquired from the 2018 Acquisitions consist of the following:

(In thousands)	Graham & Maiman	Expected Useful Life (Years)	DW3	Expected Useful Life (Years)
Customer relationships	$2,400	10.0	$49,554	10.0
Trademarks and trade names	350	1.5	11,785	10.0
Patents	—		1,420	10.0
Other	—		114	3.0
Total intangible assets acquired	$2,750		$62,873
The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2018 Acquisitions which have been included in the consolidated statements of comprehensive income (loss) for the periods indicated subsequent to the acquisition date.

	Three Months Ended July 1, 2018
(In thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$6,266	$18,351	$24,617
Net income (loss) attributable to Masonite	302	1,145	1,447

	Six Months Ended July 1, 2018
(In thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$6,266	$29,549	$35,815
Net income (loss) attributable to Masonite	302	2,093	2,395
2017 Acquisition
On October 2, 2017, we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F for cash consideration of $13.8 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial doors in the Midwest United States. The excess purchase price over the fair value of net assets acquired of $5.9 million was allocated to goodwill. The goodwill principally represents anticipated synergies from A&F's integration into our existing Architectural door business. This goodwill is not deductible for tax purposes and relates to the Architectural segment. Additional information relating to the A&F acquisition is described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended July 1, 2018
(In thousands, except per share amounts)	Masonite	Graham & Maiman	Historical Sales to 2018 Acquisitions	Pro Forma
Net sales	$566,726	$11,288	$(197)	$577,817
Net income (loss) attributable to Masonite	34,741	(114)	(22)	34,605

Basic earnings (loss) per common share	$1.26			$1.25
Diluted earnings (loss) per common share	1.24			1.23

	Three Months Ended July 2, 2017
(In thousands, except per share amounts)	Masonite	Graham & Maiman	DW3	A&F	Historical Sales to 2018 and 2017 Acquisitions	Pro Forma
Net sales	$519,741	$17,604	$13,736	$3,672	$(1,177)	$553,576
Net income (loss) attributable to Masonite	26,884	(111)	575	371	(73)	27,646

Basic earnings (loss) per common share	$0.90					$0.93
Diluted earnings (loss) per common share	0.89					0.91

	Six Months Ended July 1, 2018
(In thousands, except per share amounts)	Masonite	Graham & Maiman	DW3	Historical Sales to 2018 Acquisitions	Pro Forma
Net sales	$1,084,605	$26,887	$4,918	$(651)	$1,115,759
Net income (loss) attributable to Masonite	55,567	89	81	(63)	55,674

Basic earnings (loss) per common share	$1.99				$2.00
Diluted earnings (loss) per common share	1.96				1.96

	Six Months Ended July 2, 2017
(In thousands, except per share amounts)	Masonite	Graham & Maiman	DW3	A&F	Historical Sales to 2018 and 2017 Acquisitions	Pro Forma
Net sales	$1,006,922	$34,440	$26,430	$6,812	$(3,441)	$1,071,163
Net income (loss) attributable to Masonite	50,449	54	442	564	(170)	51,339

Basic earnings (loss) per common share	$1.69					$1.72
Diluted earnings (loss) per common share	1.66					1.69

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disposition
On June 28, 2017, we completed the liquidation of our legal entity in Hungary. As a result, we recognized $0.2 million of cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the three months ended July 2, 2017.
3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 52.4% and 56.2% of total accounts receivable as of July 1, 2018, and December 31, 2017, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of July 1, 2018, and December 31, 2017. Our second largest customer, Lowe's Co. Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2017. The allowance for doubtful accounts balance was $1.6 million and $1.8 million as of July 1, 2018, and December 31, 2017, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	July 1, 2018	December 31, 2017
Raw materials	$174,919	$172,960
Finished goods	77,593	68,851
Provision for obsolete or aged inventory	(8,088)	(7,769)
Inventories, net	$244,424	$234,042
5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	July 1, 2018	December 31, 2017
Land	$29,037	$26,790
Buildings	178,535	176,077
Machinery and equipment	688,407	661,026
Property, plant and equipment, gross	895,979	863,893
Accumulated depreciation	(304,981)	(290,334)
Property, plant and equipment, net	$590,998	$573,559

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total depreciation expense was $13.7 million and $27.6 million in the three and six months ended July 1, 2018, respectively, and $15.3 million and $29.3 million in the three and six months ended July 2, 2017, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 31, 2017	$2,867	$35,431	$100,151	$138,449
Goodwill from 2018 acquisitions	—	33,623	10,696	44,319
Foreign exchange fluctuations	(20)	(3,461)	(184)	(3,665)
July 1, 2018	$2,847	$65,593	$110,663	$179,103
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	July 1, 2018
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$212,282	$(89,735)	$(15,892)	$106,655
Patents	33,885	(22,814)	(938)	10,133
Software	34,933	(31,860)	(201)	2,872
Trademarks and tradenames	15,155	(2,895)	(845)	11,415
Other	12,340	(10,399)	(1,784)	157
Total definite life intangible assets	308,595	(157,703)	(19,660)	131,232
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(10,595)	97,977
Total intangible assets	$417,167	$(157,703)	$(30,255)	$229,209

	December 31, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$160,327	$(79,628)	$(11,338)	$69,361
Patents	31,999	(21,768)	(686)	9,545
Software	33,574	(31,183)	(190)	2,201
Other	15,246	(11,836)	(1,781)	1,629
Total definite life intangible assets	241,146	(144,415)	(13,995)	82,736
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(8,824)	99,748
Total intangible assets	$349,718	$(144,415)	$(22,819)	$182,484
Amortization of intangible assets was $7.2 million and $13.3 million for the three and six months ended July 1, 2018, respectively, and $6.0 million and $11.9 million for the three and six months ended July 2, 2017, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives as of July 1, 2018, is as follows:

(In thousands)
Fiscal year:
2018 (remaining six months)	$13,198
2019	24,980
2020	20,218
2021	16,992
2022	13,520
7. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	July 1, 2018	December 31, 2017
Accrued payroll	$43,137	$38,296
Accrued rebates	32,744	34,488
Accrued interest	10,987	10,688
Other accruals	47,968	43,287
Total accrued expenses	$134,836	$126,759
8. Long-Term Debt

(In thousands)	July 1, 2018	December 31, 2017
5.625% senior unsecured notes due 2023	$625,000	$625,000
Unamortized premium on 2023 Notes	5,167	5,714
Debt issuance costs for 2023 Notes	(5,889)	(6,635)
Capital lease obligations	176	378
Other long-term debt	1,125	1,200
Total long-term debt	$625,579	$625,657
Interest expense related to our consolidated indebtedness under senior unsecured notes was $8.9 million and $17.6 million for the three and six months ended July 1, 2018, respectively, and $6.9 million and $13.9 million for the three and six months ended July 2, 2017, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of July 1, 2018, and December 31, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of July 1, 2018, and December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

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

(In thousands)
Fiscal year:
2018 (remaining six months)	$12,615
2019	23,197
2020	21,409
2021	16,672
2022	12,523
Thereafter	55,818
Total future minimum lease payments	$142,234
Total rent expense, including non-cancelable operating leases and month-to-month leases, was $7.8 million and $15.5 million for the three and six months ended July 1, 2018, respectively, and $7.2 million and $14.3 million for the three and six months ended July 2, 2017, respectively.
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
Byrd
In the Byrd matter, on March 22, 2018 the settlement previously agreed to by the parties received final court approval and the court dismissed the case. Payment of the settlement occurred on April 27, 2018. Payouts to class members were initiated on May 16, 2018. However, the court can reassert jurisdiction to enforce the settlement until the payout process is determined to be complete. The amount we paid as part of the settlement did not have a material impact on our financial condition or operating results.

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
Contract assets are represented by our trade accounts receivable balances on the condensed consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of either July 1, 2018, or December 31, 2017. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the three or six months ended July 1, 2018, or July 2, 2017.
11. Share Based Compensation Plans
Share based compensation expense was $3.5 million and $6.6 million for the three and six months ended July 1, 2018, respectively, and $3.5 million and $6.0 million for the three and six months ended July 2, 2017, respectively. As of July 1, 2018, the total remaining unrecognized compensation expense related to share based compensation amounted to $20.1 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of July 1, 2018, there were 735,644 shares of common stock available for future issuance under the 2012 Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of July 1, 2018, the liability and asset relating to deferred compensation each had a fair value of $6.2 million. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of July 1, 2018, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
The total fair value of SARs vested was $0.7 million and $0.4 million during the six months ended July 1, 2018, and July 2, 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Six Months Ended July 1, 2018	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	537,930	$23,263	$32.00	4.5
Granted	69,752		65.00
Exercised	(25,725)	1,288	19.82
Outstanding, end of period	581,957	$20,839	$36.49	4.8

Exercisable, end of period	459,072	$20,085	$28.30	3.6

Six Months Ended July 2, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(191,593)	11,453	18.93
Forfeited	(10,357)		64.32
Outstanding, end of period	647,605	$29,365	$30.29	4.6

Exercisable, end of period	545,422	$28,573	$23.11	3.9
The value of SARs granted is determined using the Black-Scholes Merton valuation model, and the corresponding expense is recognized over the average requisite service period of 2.0 years for all periods presented. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended
	July 1, 2018		July 2, 2017
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	417,598	$66.14	501,926	$58.51
Granted	276,647	63.02	227,992	70.62
Delivered	(162,529)		(186,312)
Withheld to cover (1)	(41,557)		(54,638)
Forfeited	(9,831)		(31,726)
Outstanding, end of period	480,328	$65.52	457,242	$65.68
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
Approximately one-half of the RSUs granted during the six months ended July 1, 2018, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted in the six months ended July 1, 2018, and July 2, 2017, is being recognized over the weighted average requisite service period of 2.6 and 2.7 years, respectively. During the six months ended July 1, 2018, there were 204,086 RSUs vested at a fair value of $13.1 million.
12. Restructuring Costs
Restructuring costs were not material in the three or six months ended July 1, 2018. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended July 2, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$503	$—	$503
2015 Plan	(96)	—	24	(72)
2014 Plan	—	—	(1,131)	(1,131)
Total Restructuring Costs	$(96)	$503	$(1,107)	$(700)

	Six Months Ended July 2, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$774	$—	$774
2015 Plan	(96)	—	46	(50)
2014 Plan	—	—	(1,131)	(1,131)
Total Restructuring Costs	$(96)	$774	$(1,085)	$(407)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Cumulative Amount Incurred Through July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$3,707	$—	$3,707
2015 Plan	—	2,335	—	3,274	5,609
2014 Plan	—	—	—	7,993	7,993
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,668	—	3,609	18,655
Total Restructuring Costs	$5,403	$17,736	$3,707	$17,033	$43,879
Our restructuring plans initiated in 2016 and prior years are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017. Costs associated with our existing restructuring plans include severance and closure charges and are substantially completed. The 2013 Plan also included impairment of certain property, plant and equipment. Actions associated with all of our existing restructuring plans are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities under our restructuring plans initiated in 2012 and prior years. As of July 1, 2018, we do not expect to incur any material future charges relating to any of our existing restructuring plans.
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 31, 2017	Cash Payments	July 1, 2018
2016 Plan	$90	$90	$—
2012 and Prior Plans	194	70	124
Total	$284	$160	$124

(In thousands)	January 1, 2017	Severance	Closure Costs	Cash Payments	July 2, 2017
2016 Plan	$1,300	$271	$503	$1,173	$901
2015 Plan	282	46	(96)	86	146
2014 Plan	426	—	(1,131)	(1,119)	414
2012 and Prior Plans	465	—	—	95	370
Total	$2,473	$317	$(724)	$235	$1,831
13. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to changes in our valuation allowances, tax exempt income and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate. In addition, we recognized $0.1 million and $0.3 million of income tax benefit due to the exercise and delivery of share-based awards during the three and six months ended July 1, 2018, and $0.1 million and $5.1 million during the three and six months ended July 2, 2017.
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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income (loss) attributable to Masonite	$34,741	$26,884	$55,567	$50,449
Less: income (loss) from discontinued operations, net of tax	(131)	(134)	(381)	(379)
Income (loss) from continuing operations attributable to Masonite	$34,872	$27,018	$55,948	$50,828

Shares used in computing basic earnings per share	27,609,132	29,789,955	27,899,461	29,825,527
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	420,454	568,283	502,753	609,057
Shares used in computing diluted earnings per share	28,029,586	30,358,238	28,402,214	30,434,584

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.26	$0.91	$2.01	$1.70
Discontinued operations attributable to Masonite, net of tax	—	(0.01)	(0.02)	(0.01)
Total Basic earnings per common share attributable to Masonite	$1.26	$0.90	$1.99	$1.69

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$1.24	$0.89	$1.97	$1.67
Discontinued operations attributable to Masonite, net of tax	—	—	(0.01)	(0.01)
Total Diluted earnings per common share attributable to Masonite	$1.24	$0.89	$1.96	$1.66

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	51,129	55,955	51,129	55,955
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For all periods presented, common shares issuable for stock appreciation rights which have a higher strike price than our weighted average market price have been excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

(In thousands)	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$378,936	$101,389	$86,552	$6,317	$573,194
Intersegment sales	(1,070)	(643)	(4,755)	—	(6,468)
Net sales to external customers	$377,866	$100,746	$81,797	$6,317	$566,726

Adjusted EBITDA	$58,963	$13,642	$11,998	$(6,317)	$78,286

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands)	Three Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$368,869	$75,626	$77,837	$4,513	$526,845
Intersegment sales	(990)	(1,791)	(4,323)	—	(7,104)
Net sales to external customers	$367,879	$73,835	$73,514	$4,513	$519,741

Adjusted EBITDA	$54,606	$9,001	$7,495	$(2,831)	$68,271

(In thousands)	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$739,478	$189,141	$158,116	$10,741	$1,097,476
Intersegment sales	(1,932)	(1,291)	(9,648)	—	(12,871)
Net sales to external customers	$737,546	$187,850	$148,468	$10,741	$1,084,605

Adjusted EBITDA	$109,361	$23,572	$19,658	$(12,891)	$139,700

(In thousands)	Six Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$707,998	$146,453	$153,756	$11,854	$1,020,061
Intersegment sales	(2,077)	(2,647)	(8,415)	—	(13,139)
Net sales to external customers	$705,921	$143,806	$145,341	$11,854	$1,006,922

Adjusted EBITDA	$99,543	$16,739	$12,709	$(8,126)	$120,865
As described in Note 1. Business Overview and Significant Accounting Policies, the adoption of ASU 2017-07 required a reclassification of prior periods' other expense (income), net. This resulted in a consolidated decrease of $0.3 million and $0.5 million to Adjusted EBITDA for the three and six months ended July 2, 2017, compared to the same figure previously presented. On a segment basis, Adjusted EBITDA for the Europe segment was increased by $0.1 million for both the three and six months ended July 2, 2017, while Adjusted EBITDA for the Corporate & Other category was decreased by $0.3 million, and $0.7 million for the three and six months ended July 2, 2017, respectively, compared to the same figures previously-presented. Amounts for the segments do not sum to consolidated amounts due to rounding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Adjusted EBITDA	$78,286	$68,271	$139,700	$120,865
Less (plus):
Depreciation	13,700	15,277	27,634	29,301
Amortization	7,325	5,596	13,910	11,566
Share based compensation expense	3,538	3,527	6,603	5,954
Loss (gain) on disposal of property, plant and equipment	1,900	415	2,512	141
Restructuring costs	—	(700)	—	(407)
Loss (gain) on disposal of subsidiaries	—	212	—	212
Interest expense (income), net	9,074	7,112	17,830	14,136
Other expense (income), net	(970)	(288)	(1,242)	(802)
Income tax expense (benefit)	7,894	8,932	14,595	7,253
Loss (income) from discontinued operations, net of tax	131	134	381	379
Net income (loss) attributable to non-controlling interest	953	1,170	1,910	2,683
Net income (loss) attributable to Masonite	$34,741	$26,884	$55,567	$50,449

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Accumulated foreign currency translation gains (losses), beginning of period	$(83,829)	$(122,450)	$(89,824)	$(127,433)
Foreign currency translation gain (loss)	(31,445)	16,539	(25,671)	22,269
Income tax benefit (expense) on foreign currency translation gain (loss)	(21)	59	(43)	(584)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	212	—	212
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(369)	277	(612)	381
Accumulated foreign currency translation gains (losses), end of period	(114,926)	(105,917)	(114,926)	(105,917)

Accumulated pension and other post-retirement adjustments, beginning of period	(20,106)	(21,375)	(20,328)	(21,553)
Amortization of actuarial net losses	299	292	599	584
Income tax benefit (expense) on amortization of actuarial net losses	(79)	(114)	(157)	(228)
Accumulated pension and other post-retirement adjustments	(19,886)	(21,197)	(19,886)	(21,197)

Accumulated other comprehensive income (loss)	$(134,812)	$(127,114)	$(134,812)	$(127,114)

Other comprehensive income (loss), net of tax	$(31,246)	$16,988	$(25,272)	$22,253
Less: other comprehensive income (loss) attributable to non-controlling interest	(369)	277	(612)	381
Other comprehensive income (loss) attributable to Masonite	$(30,877)	$16,711	$(24,660)	$21,872
Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
17. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017
Transactions involving cash:
Interest paid	$17,775	$13,901
Interest received	504	135
Income taxes paid	4,380	5,061
Income tax refunds	81	41
Non-cash transactions:
Property, plant and equipment additions in accounts payable	2,717	4,203

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	July 1, 2018	December 31, 2017
Cash and cash equivalents	$30,151	$176,669
Restricted cash	10,485	11,895
Total cash, cash equivalents and restricted cash	$40,636	$188,564
18. Variable Interest Entity
As of July 1, 2018, and December 31, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	July 1, 2018	December 31, 2017
Current assets	$7,497	$7,213
Property, plant and equipment, net	10,286	11,344
Long-term deferred income taxes	5,335	5,472
Other assets, net	3,251	3,386
Current liabilities	(1,899)	(2,326)
Other long-term liabilities	(1,704)	(1,699)
Non-controlling interest	(3,093)	(4,029)
Net assets of the VIE consolidated by Masonite	$19,673	$19,361
Current assets include $3.3 million and $3.2 million of cash and cash equivalents as of July 1, 2018, and December 31, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
19. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2023 Notes as of July 1, 2018, was $640.8 million, compared to a carrying value of $624.3 million, and the estimated fair value of the 2023 Notes as of December 31, 2017, was $653.6 million, compared to a carrying value of $624.1 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended July 1, 2018, and July 2, 2017. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 67 manufacturing and distribution facilities in 8 countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers and homebuilders; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended July 1, 2018, we generated net sales of $737.5 million or 68.0%, $187.9 million or 17.3% and $148.5 million or 13.7% in our North American Residential, Europe and Architectural segments, respectively.
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
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the six months ended July 1, 2018, and July 2, 2017, approximately 36% and 34% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).

MASONITE INTERNATIONAL CORPORATION

Inflation
An increase in inflation has had and could have in the future a significant impact on our results of operations. Wage inflation, increased prices for raw materials or finished goods used in our products, higher inbound or outbound freight rates and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incremental costs on to our customers. In addition, interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, demand for new homes and home improvement products decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.
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

•
Graham and Maiman: On June 1, 2018, we completed the acquisition of the operating assets of the wood door companies of AADG, Inc., which includes the brands Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman"). We acquired the operating assets of Graham & Maiman for cash consideration of $39.3 million. Graham & Maiman are based in Mason City, Iowa, and Springfield, Missouri. Graham & Maiman provide the non-residential construction industry with a full range of architectural premium and custom grade flush wood doors, architectural stile and rail wood doors, thermal-fused flush wood doors and wood door frames.

•
DW3: On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3, funded solely by cash on hand of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business.

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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$566,726	$519,741	$1,084,605	$1,006,922
Cost of goods sold	443,052	412,415	855,502	804,039
Gross profit	123,674	107,326	229,103	202,883
Gross profit as a % of net sales	21.8%	20.6%	21.1%	20.1%
Selling, general and administration expenses	71,851	63,870	140,062	128,980
Selling, general and administration expenses as a % of net sales	12.7%	12.3%	12.9%	12.8%
Restructuring costs, net	—	(700)	—	(407)
Loss (gain) on disposal of subsidiaries	—	212	—	212
Operating income (loss)	51,823	43,944	89,041	74,098
Interest expense (income), net	9,074	7,112	17,830	14,136
Other expense (income), net	(970)	(288)	(1,242)	(802)
Income (loss) from continuing operations before income tax expense (benefit)	43,719	37,120	72,453	60,764
Income tax expense (benefit)	7,894	8,932	14,595	7,253
Income (loss) from continuing operations	35,825	28,188	57,858	53,511
Income (loss) from discontinued operations, net of tax	(131)	(134)	(381)	(379)
Net income (loss)	35,694	28,054	57,477	53,132
Less: net income (loss) attributable to non-controlling interest	953	1,170	1,910	2,683
Net income (loss) attributable to Masonite	$34,741	$26,884	$55,567	$50,449
Three Months Ended July 1, 2018, Compared with Three Months Ended July 2, 2017
Net Sales
Net sales in the three months ended July 1, 2018, were $566.7 million, an increase of $47.0 million or 9.0% from $519.7 million in the three months ended July 2, 2017. Net sales in the second quarter of 2018 were positively impacted by $8.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $38.7 million or 7.4%. Our 2018 and 2017 acquisitions contributed $27.1 million or 5.2% of incremental net sales in the second quarter of 2018. Average unit price increased net sales in the second quarter of 2018 by $15.2 million or 2.9% compared to the 2017 period. Lower base volume decreased net sales by $7.0 million or 1.3% in the second quarter of 2018 compared to the 2017 period. Net sales of components and other products to external customers were $3.4 million higher in the second quarter of 2018 compared to the 2017 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	July 1, 2018	July 2, 2017
North American Residential	$378,936	$368,869
North American Residential intersegment	(1,070)	(990)
North American Residential net sales to external customers	$377,866	$367,879
Percentage of consolidated net sales	66.7%	70.8%

Europe	$101,389	$75,626
Europe intersegment	(643)	(1,791)
Europe net sales to external customers	$100,746	$73,835
Percentage of consolidated net sales	17.8%	14.2%

Architectural	$86,552	$77,837
Architectural intersegment	(4,755)	(4,323)
Architectural net sales to external customers	$81,797	$73,514
Percentage of consolidated net sales	14.4%	14.1%

Corporate & Other net sales to external customers	$6,317	$4,513

Net sales to external customers	$566,726	$519,741
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended July 1, 2018, were $377.9 million, an increase of $10.0 million or 2.7% from $367.9 million in the three months ended July 2, 2017. Net sales in the second quarter of 2018 were positively impacted by $2.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $7.3 million or 2.0%. Average unit price increased net sales in the second quarter of 2018 by $4.3 million or 1.2% compared to the 2017 period. Higher volume increased net sales in the second quarter of 2018 by $1.0 million or 0.3% compared to the 2017 period. Net sales of components and other products to external customers were $2.0 million higher in the second quarter of 2018 compared to the 2017 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended July 1, 2018, were $100.7 million, an increase of $26.9 million or 36.4% from $73.8 million in the three months ended July 2, 2017. Net sales in the second quarter of 2018 were positively impacted by $5.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $21.8 million or 29.5%. Our 2018 acquisition of DW3 contributed $18.3 million or 24.8% of incremental net sales in the second quarter of 2018. Average unit price increased net sales in the second quarter of 2018 by $4.5 million or 6.1% compared to the 2017 period. Lower base volume decreased net sales by $1.3 million or 1.8% in the second quarter of 2018 compared to the 2017 period. Net sales of components and other products to external customers were $0.3 million higher in the second quarter of 2018 compared to the 2017 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended July 1, 2018, were $81.8 million, an increase of $8.3 million or 11.3% from $73.5 million in the three months ended July 2, 2017. Net sales in the second quarter of 2018 were positively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $7.9 million or 10.7%. Our 2018

MASONITE INTERNATIONAL CORPORATION

acquisition of Graham & Maiman and our 2017 acquisition of A&F contributed $8.8 million or 12.0% of incremental net sales in the second quarter of 2018. Average unit price increased net sales in the second quarter of 2018 by $6.4 million or 8.7% compared to the 2017 period. Lower base volume decreased net sales in the second quarter of 2018 by $7.0 million or 9.5% compared to the 2017 period, due to service-level issues encountered with the closure of the Algoma facility, which ceased production during the second quarter of 2017. Net sales of components and other products to external customers were $0.3 million lower in the second quarter of 2018 compared to the 2017 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 78.2% and 79.4% for the three months ended July 1, 2018, and July 2, 2017, respectively. Distribution costs as a percentage of net sales in the second quarter of 2018 decreased by 0.7% compared to the 2017 period, due to increases in average unit price, freight efficiencies and lower distribution costs as a percent of net sales from our 2018 and 2017 acquisitions, partly offset by inflation. Direct labor costs, overhead and depreciation as a percentage of net sales in the second quarter of 2018 decreased by 0.4% each, compared to the 2017 period, driven by higher average unit price. Partly offsetting these decreases, material costs of sales in the second quarter of 2018 increased 0.7%, due to inflation.
Selling, General and Administration Expenses
In the three months ended July 1, 2018, selling, general and administration (“SG&A”) expenses, as a percentage of net sales, were 12.7% compared to 12.3% in the three months ended July 2, 2017, an increase of 40 basis points.
SG&A expenses in the three months ended July 1, 2018, were $71.9 million, an increase of $8.0 million from $63.9 million in the three months ended July 2, 2017. The overall increase included unfavorable foreign exchange impacts of $0.7 million. Excluding foreign exchange, the increase in SG&A was driven by incremental SG&A from our 2018 and 2017 acquisitions of $4.2 million and an increase in personnel costs of $3.3 million. These increases were partially offset by $0.2 million of other decreases. The incremental SG&A from our 2018 and 2017 acquisitions was driven by amortization of intangible assets, while the increase in personnel costs was primarily due to incentive compensation.
Restructuring Costs, Net
There were no material restructuring costs in the three months ended July 1, 2018. Restructuring costs in the three months ended July 2, 2017, netted to $0.7 million of income and were related primarily to a recovery of $1.1 million received in the final settlement of our 2014 Plan, partly offset by costs incurred for plant closure under the 2016 Plan. These plans are described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Loss (Gain) on Disposal of Subsidiaries
There was no loss (gain) on disposal of subsidiaries in the three months ended July 1, 2018, compared to a loss of $0.2 million in the three months ended July 2, 2017. The prior year loss arose as a result of the liquidation of our legal entity in Hungary and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the three months ended July 1, 2018, was $9.1 million, compared to $7.1 million in the three months ended July 2, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.
Other Expense (Income), Net
Other expense (income), net, in the three months ended July 1, 2018, was $(1.0) million compared to $(0.3) million in the three months ended July 2, 2017.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense (Benefit)
Our income tax expense in the three months ended July 1, 2018, decreased by $1.0 million compared to the three months ended July 2, 2017, primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $1.3 million in the three months ended July 1, 2018, compared to $0.1 million of discrete income tax benefit recorded in the three months ended July 2, 2017. Discrete items may occur in any given year, but are not consistent from period to period.
Segment Information

	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$58,963	$13,642	$11,998	$(6,317)	$78,286
Adjusted EBITDA as a percentage of segment net sales	15.6%	13.5%	14.7%		13.8%

	Three Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$54,606	$9,001	$7,495	$(2,831)	$68,271
Adjusted EBITDA as a percentage of segment net sales	14.8%	12.2%	10.2%		13.1%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$58,963	$13,642	$11,998	$(6,317)	$78,286
Less (plus):
Depreciation	7,090	2,575	2,192	1,843	13,700
Amortization	295	4,058	2,257	715	7,325
Share based compensation expense	—	—	—	3,538	3,538
Loss (gain) on disposal of property, plant and equipment	472	6	24	1,398	1,900
Interest expense (income), net	—	—	—	9,074	9,074
Other expense (income), net	—	147	—	(1,117)	(970)
Income tax expense (benefit)	—	—	—	7,894	7,894
Loss (income) from discontinued operations, net of tax	—	—	—	131	131
Net income (loss) attributable to non-controlling interest	891	—	—	62	953
Net income (loss) attributable to Masonite	$50,215	$6,856	$7,525	$(29,855)	$34,741

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$54,606	$9,001	$7,495	$(2,831)	$68,271
Less (plus):
Depreciation	7,296	3,394	2,414	2,173	15,277
Amortization	642	2,028	2,155	771	5,596
Share based compensation expense	—	—	—	3,527	3,527
Loss (gain) on disposal of property, plant and equipment	196	129	(166)	256	415
Restructuring costs	—	(96)	503	(1,107)	(700)
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	7,112	7,112
Other expense (income), net	—	(16)	—	(272)	(288)
Income tax expense (benefit)	—	—	—	8,932	8,932
Loss (income) from discontinued operations, net of tax	—	—	—	134	134
Net income (loss) attributable to non-controlling interest	925	—	—	245	1,170
Net income (loss) attributable to Masonite	$45,547	$3,350	$2,589	$(24,602)	$26,884
Adjusted EBITDA in our North American Residential segment increased $4.4 million, or 8.1%, to $59.0 million in the three months ended July 1, 2018, from $54.6 million in the three months ended July 2, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.6 million in both the second quarter of 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $4.6 million, or 51.1%, to $13.6 million in the three months ended July 1, 2018, from $9.0 million in the three months ended July 2, 2017. This increase was primarily due to the impact of the DW3 acquisition.
Adjusted EBITDA in our Architectural segment increased $4.5 million, or 60.0%, to $12.0 million in the three months ended July 1, 2018, from $7.5 million in the three months ended July 2, 2017. This increase included the impacts of the A&F and Graham & Maiman acquisitions. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.2 million in both the second quarter of 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Six Months Ended July 1, 2018, Compared with Six Months Ended July 2, 2017
Net Sales
Net sales in the six months ended July 1, 2018, were $1,084.6 million, an increase of $77.7 million or 7.7% from $1,006.9 million in the six months ended July 2, 2017. Net sales in the first six months of 2018 were positively impacted by $21.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $55.9 million or 5.6%. Our 2018 and 2017 acquisitions contributed $41.2 million or 4.1% of incremental net sales in the first six months of 2018. Average unit price increased net sales in the first six months of 2018 by $30.4 million or 3.0% compared to the same period in 2017. Lower base volume decreased net sales by $16.7 million or 1.7% in the first six months of 2018 compared to the same period in 2017. Net sales of components and other products to external customers, were $1.0 million higher in the first six months of 2018 compared to the same period in 2017.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017
North American Residential	$739,478	$707,998
North American Residential intersegment	(1,932)	(2,077)
North American Residential net sales to external customers	$737,546	$705,921
Percentage of consolidated net sales	68.0%	70.1%

Europe	$189,141	$146,453
Europe intersegment	(1,291)	(2,647)
Europe net sales to external customers	$187,850	$143,806
Percentage of consolidated net sales	17.3%	14.3%

Architectural	$158,116	$153,756
Architectural intersegment	(9,648)	(8,415)
Architectural net sales to external customers	$148,468	$145,341
Percentage of consolidated net sales	13.7%	14.4%

Corporate & Other net sales to external customers	$10,741	$11,854

Net sales to external customers	$1,084,605	$1,006,922
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended July 1, 2018, were $737.5 million, an increase of $31.6 million or 4.5% from $705.9 million in the six months ended July 2, 2017. Net sales in the first six months of 2018 were positively impacted by $6.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $25.0 million or 3.5%. Higher volume increased net sales in the first six months of 2018 by $12.4 million or 1.8% compared to the same period in 2017. Average unit price increased net sales in the first six months of 2018 by $10.7 million or 1.5% compared to the same period in 2017. Net sales of components and other products to external customers were $1.9 million higher in the first six months of 2018 compared to the same period in 2017.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended July 1, 2018, were $187.9 million, an increase of $44.1 million or 30.7% from $143.8 million in the six months ended July 2, 2017. Net sales in 2018 were positively impacted by $14.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $29.9 million or 20.8%. Our 2018 acquisition of DW3 contributed $29.5 million or 20.5% of incremental net sales in the first six months of 2018. Average unit price increased net sales in the first six months of 2018 by $10.1 million or 7.0% compared to the same period in 2017. Lower base volume decreased net sales in the first six months of 2018 by $9.9 million or 6.9% compared to the same period in 2017 due primarily to unusually harsh weather conditions in the United Kingdom during the first quarter of 2018. Net sales of components and other products to external customers were $0.2 million higher in the first six months of 2018 compared to the same period in 2017.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended July 1, 2018, were $148.5 million, an increase of $3.2 million or 2.2% from $145.3 million in the six months ended July 2, 2017. Net sales in 2018 were positively impacted by $0.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $2.4 million or 1.7%. Our 2018 acquisition of Graham & Maiman and our 2017 acquisition of A&F contributed $11.7 million or 8.1% of incremental net sales in the first six months of 2018. Average unit price increased net sales in the first six months of 2018 by $9.6 million or 6.6% compared to the 2017 period. Lower base volume decreased net sales in the first six months of 2018 by $18.1 million or 12.5% compared to the 2017 period, due to service-level issues encountered with the closure of the Algoma facility, which ceased production during the second quarter of 2017. Additionally, volume was slightly lower as a result of order flow in the first quarter due to timing of major projects. Net sales of components and other products to external customers were $0.8 million lower in the first six months of 2018 compared to the 2017 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 78.9% and 79.9% for the six months ended July 1, 2018, and July 2, 2017, respectively. Overhead, direct labor, distribution costs and depreciation as a percentage of net sales in the first six months of 2018 decreased 0.5%, 0.4%, 0.2% and 0.2%, respectively, over the 2017 period. The overhead and direct labor decreases were driven by higher average unit price. Distribution costs improved due to increases in average unit price, freight efficiencies and lower distribution costs as a percent of net sales from our 2018 and 2017 acquisitions, partly offset by inflation. Partially offsetting these increases, material cost of sales as a percentage of net sales in the first six months of 2018 increased 0.3% over the 2017 period, due to inflation.
Selling, General and Administration Expenses
In the six months ended July 1, 2018, SG&A expenses, as a percentage of net sales, were 12.9% compared to 12.8% the six months ended July 2, 2017, an increase of 10 basis points.
SG&A expenses in the six months ended July 1, 2018, were $140.1 million, an increase of $11.1 million from $129.0 million in the six months ended July 2, 2017. The overall increase included unfavorable foreign exchange impacts of $2.0 million. Excluding foreign exchange, the increase in SG&A was driven by incremental SG&A from our 2018 and 2017 acquisitions of $6.3 million and an increase in personnel costs of $3.6 million. These increases were partially offset by a $0.6 million decrease in marketing costs and $0.2 million of other decreases. The incremental SG&A from our 2018 and 2017 acquisitions was driven by amortization of intangible assets, while the increase in personnel costs was primarily due to incentive compensation.
Restructuring Costs, Net
There were no material restructuring costs in the six months ended July 1, 2018. Restructuring costs in the six months ended July 2, 2017, netted to $0.4 million of income and were related primarily to a recovery of $1.1 million received in the final settlement of our 2014 Plan, partly offset by costs incurred for severance and plant closure under the 2016 Plan. These plans are described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Loss (Gain) on Disposal of Subsidiaries
There was no loss (gain) on disposal of subsidiaries in the six months ended July 1, 2018, compared to a loss of $0.2 million in the six months ended July 2, 2017. The prior year loss arose as a result of the liquidation of our legal entity in Hungary and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the six months ended July 1, 2018, was $17.8 million, compared to $14.1 million in the six months ended July 2, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the six months ended July 1, 2018, was $(1.2) million compared to $(0.8) million in the six months ended July 2, 2017.
Income Tax Expense (Benefit)
Our income tax expense in the six months ended July 1, 2018, increased by $7.3 million compared to the six months ended July 2, 2017, primarily due to (i) the $7.0 million reduction in discrete income tax benefit recorded as of the second quarter of 2018, which was driven by the $5.0 million of benefit due to exercise and delivery of share-based awards as of the second quarter of 2017 that did not recur as of the second quarter of 2018, and (ii) income and losses in tax jurisdictions with existing valuation allowances, including the increase in income tax expense in Canada due to the valuation allowance release recorded in the fourth quarter of 2017. Overall increases were partially offset by (i) the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, including the decrease in tax rate in the United States resulting from the Tax Cuts and Jobs Act of 2017 and (ii) discrete income tax benefits of $1.4 million recorded in the six months ended July 1, 2018.
Segment Information

	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$109,361	$23,572	$19,658	$(12,891)	$139,700
Adjusted EBITDA as a percentage of segment net sales	14.8%	12.5%	13.2%		12.9%

	Six Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$99,543	$16,739	$12,709	$(8,126)	$120,865
Adjusted EBITDA as a percentage of segment net sales	14.1%	11.6%	8.7%		12.0%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$109,361	$23,572	$19,658	$(12,891)	$139,700
Less (plus):
Depreciation	14,434	4,878	4,222	4,100	27,634
Amortization	776	7,297	4,511	1,326	13,910
Share based compensation expense	—	—	—	6,603	6,603
Loss (gain) on disposal of property, plant and equipment	1,005	6	103	1,398	2,512
Interest expense (income), net	—	—	—	17,830	17,830
Other expense (income), net	—	182	—	(1,424)	(1,242)
Income tax expense (benefit)	—	—	—	14,595	14,595
Loss (income) from discontinued operations, net of tax	—	—	—	381	381
Net income (loss) attributable to non-controlling interest	1,861	—	—	49	1,910
Net income (loss) attributable to Masonite	$91,285	$11,209	$10,822	$(57,749)	$55,567

	Six Months Ended July 2, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$99,543	$16,739	$12,709	$(8,126)	$120,865
Less (plus):
Depreciation	14,780	5,204	4,784	4,533	29,301
Amortization	1,635	3,695	4,316	1,920	11,566
Share based compensation expense	—	—	—	5,954	5,954
Loss (gain) on disposal of property, plant and equipment	(203)	269	(193)	268	141
Restructuring costs	—	(96)	774	(1,085)	(407)
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	14,136	14,136
Other expense (income), net	—	141	—	(943)	(802)
Income tax expense (benefit)	—	—	—	7,253	7,253
Loss (income) from discontinued operations, net of tax	—	—	—	379	379
Net income (loss) attributable to non-controlling interest	1,842	—	—	841	2,683
Net income (loss) attributable to Masonite	$81,489	$7,314	$3,028	$(41,382)	$50,449
Adjusted EBITDA in our North American Residential segment increased $9.9 million, or 9.9%, to $109.4 million in the six months ended July 1, 2018, from $99.5 million in the six months ended July 2, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $27.3 million in both 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment increased $6.9 million, or 41.3%, to $23.6 million in the six months ended July 1, 2018, from $16.7 million in the six months ended July 2, 2017. This increase was primarily due to the impact of the DW3 acquisition.
Adjusted EBITDA in our Architectural segment increased $7.0 million, or 55.1%, to $19.7 million in the six months ended July 1, 2018, from $12.7 million in the six months ended July 2, 2017. This increase included the impacts of the A&F and Graham & Maiman acquisitions. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $4.4 million in both 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of July 1, 2018, we had $30.2 million of cash and cash equivalents, availability under our ABL Facility of $150.0 million and availability under our AR Sales Program of $13.1 million.
Cash Flows
Cash provided by operating activities was $88.0 million during the six months ended July 1, 2018, compared to $47.9 million in the six months ended July 2, 2017. This $40.1 million increase in cash provided by operating activities was partially due to a $6.1 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, with the balance attributable to changes in net working capital in the first six months of 2018 compared to the same period in 2017.
Cash used in investing activities was $169.9 million during the six months ended July 1, 2018, compared to $36.6 million in the six months ended July 2, 2017. This $133.3 million increase in cash used in investing activities was driven by $135.6 million of cash used in the DW3 and Graham & Maiman acquisitions (net of cash acquired), partly offset by a $1.7 million decrease in cash additions to property, plant and equipment and a decrease in other investing outflows of $0.6 million in the first six months of 2018 compared to the same period in 2017.
Cash used in financing activities was $65.8 million during the six months ended July 1, 2018, compared to $39.7 million during the six months ended July 2, 2017. This $26.1 million increase in cash used by financing activities was driven by a $22.8 million increase in cash used for repurchases of common shares, a $5.0 million decrease in proceeds from borrowings, a $1.3 million increase in distributions to non-controlling interests and a $0.8 million increase in other financing outflows. These increases in cash used were partially offset by a $3.8 million decrease in cash used for tax withholding on share based awards in the first six months of 2018 compared to the same period in 2017.
Share Repurchases
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the six months ended July 1,

MASONITE INTERNATIONAL CORPORATION

2018, we repurchased and retired 961,534 of our common shares in the open market at an aggregate cost of $60.7 million as part of the share repurchase programs. During the six months ended July 2, 2017, we repurchased 498,915 of our common shares in the open market at an aggregate cost of $37.9 million. As of July 1, 2018, $310.2 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of July 1, 2018, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In

MASONITE INTERNATIONAL CORPORATION

addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of July 1, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of July 1, 2018, and December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $497.9 million and $954.0 million for the three and six months ended July 1, 2018, and $455.8 million and $890.6 million for the three and six months ended July 2, 2017, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $65.4 million and 116.2 million for the three and six months ended July 1, 2018, and $55.9 million and $104.8 million for the three and six months ended July 2, 2017, respectively. Our non-guarantor subsidiaries had total assets of $1.8 billion and $1.6 billion as of July 1, 2018, and December 31, 2017, respectively; and total liabilities of $760.5 million and $693.8 million as of July 1, 2018, and December 31, 2017, respectively.
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
In addition, we are providing supplemental disclosure relating to the matter below.
United Kingdom Fire Door Testing and Review
The United Kingdom Ministry for Housing, Communities and Local Government (“MHCLG”) recently began an industry-wide review of fire rated doors manufactured and sold in the UK, including testing to determine whether such doors are able to withstand fires for the time period stated (e.g., 30 or 60 minutes). Certain of our subsidiaries produce and sell fire rated doors (made of either wood or composite/fiberglass) in the UK, with all such doors tested by an accredited UK test facility to the appropriate British standard and approved by an independent third party certifier. On July 31, 2018, the MHCLG issued a statement indicating that their interpretation of the applicable regulations requires testing on both sides of a door, in contrast with long-standing industry practice to test fire resistance on the one side of the door perceived to be weaker. On August 3, 2018, the UK trade association for composite door manufacturers, advised the MHCLG that its members (including one of our UK subsidiaries) would be stopping the production and sale of composite fire rated doors until the doors can be tested from both sides. In light of these developments, on August 6, 2018, as a precautionary measure our UK subsidiaries stopped the production and sale of composite fire doors until they can been tested on both sides in accordance with the MHCLG’s interpretation. Separately, the MHCLG has requested that certain of our UK subsidiaries provide fire doors to it for testing, although no doors have yet been provided or tested. The sale of fire doors in the UK accounted for less than 3.5% of our consolidated 2017 sales and, to date, no fire doors manufactured by our UK subsidiaries have been alleged to be defective or improperly rated. However, we cannot predict with certainty the ultimate outcome of the MHCLG’s actions and it is possible that such actions could have a material, adverse effect on our consolidated financial position or results of operations.
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
None.
(b) Use of Proceeds.
Not applicable.

(c) Repurchases of Our Equity Securities.
During the three months ended July 1, 2018, we repurchased 269,751 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2, 2018, through April 29, 2018	260,251	$60.91	260,251	$60,867,014
April 30, 2018, through May 27, 2018	—	—	—	310,867,014
May 28, 2018, through July 1, 2018	9,500	66.05	9,500	310,239,528
Total	269,751	$61.09	269,751
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares, and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of July 1, 2018, $310.2 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1
Employment Agreement, dated as of July 13, 2018, by and between Masonite International Corporation and Randal A. White (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 011-11796) filed with the Securities and Exchange Commission on July 13, 2018)

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 9, 2018	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)