Form 10-Q
period 2018-09-30
MASONITE INTERNATIONAL CORP
filed 2018-11-07
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
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
The registrant had outstanding 26,520,558 shares of Common Stock, no par value, as of November 2, 2018.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2018

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$557,148	$517,503	$1,641,753	$1,524,425
Cost of goods sold	446,306	413,517	1,301,808	1,217,556
Gross profit	110,842	103,986	339,945	306,869
Selling, general and administration expenses	64,530	59,063	204,592	188,043
Restructuring costs, net	—	1,393	—	986
Loss (gain) on disposal of subsidiaries	—	—	—	212
Operating income (loss)	46,312	43,530	135,353	117,628
Interest expense (income), net	10,151	7,213	27,981	21,349
Loss on extinguishment of debt	5,414	—	5,414	—
Other expense (income), net	(1,105)	(451)	(2,347)	(1,253)
Income (loss) from continuing operations before income tax expense (benefit)	31,852	36,768	104,305	97,532
Income tax expense (benefit)	6,151	5,989	20,746	13,242
Income (loss) from continuing operations	25,701	30,779	83,559	84,290
Income (loss) from discontinued operations, net of tax	(157)	(139)	(538)	(518)
Net income (loss)	25,544	30,640	83,021	83,772
Less: net income (loss) attributable to non-controlling interest	748	1,162	2,658	3,845
Net income (loss) attributable to Masonite	$24,796	$29,478	$80,363	$79,927

Earnings (loss) per common share attributable to Masonite:
Basic	$0.90	$1.01	$2.90	$2.70
Diluted	$0.89	$1.00	$2.85	$2.65

Earnings (loss) per common share from continuing operations attributable to Masonite:
Basic	$0.91	$1.02	$2.91	$2.72
Diluted	$0.89	$1.00	$2.87	$2.67

Comprehensive income (loss):
Net income (loss)	$25,544	$30,640	$83,021	$83,772
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,484	13,652	(23,187)	36,133
Amortization of actuarial net losses	300	292	899	876
Income tax benefit (expense) related to other comprehensive income (loss)	(63)	427	(263)	(385)
Other comprehensive income (loss), net of tax:	2,721	14,371	(22,551)	36,624
Comprehensive income (loss)	28,265	45,011	60,470	120,396
Less: comprehensive income (loss) attributable to non-controlling interest	990	1,521	2,288	4,585
Comprehensive income (loss) attributable to Masonite	$27,275	$43,490	$58,182	$115,811

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$192,843	$176,669
Restricted cash	10,485	11,895
Accounts receivable, net	301,599	269,235
Inventories, net	249,742	234,042
Prepaid expenses	30,193	27,665
Income taxes receivable	1,994	2,364
Total current assets	786,856	721,870
Property, plant and equipment, net	594,281	573,559
Investment in equity investees	12,782	11,310
Goodwill	178,862	138,449
Intangible assets, net	222,657	182,484
Long-term deferred income taxes	28,079	29,899
Other assets, net	27,974	22,687
Total assets	$1,851,491	$1,680,258

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,454	$94,497
Accrued expenses	133,482	126,759
Income taxes payable	4,248	869
Total current liabilities	241,184	222,125
Long-term debt	796,388	625,657
Long-term deferred income taxes	80,006	60,820
Other liabilities	30,227	35,754
Total liabilities	1,147,805	944,356
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 27,135,071 and 28,369,877 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	603,965	624,403
Additional paid-in capital	220,032	226,528
Retained earnings (accumulated deficit)	139	(18,150)
Accumulated other comprehensive income (loss)	(132,333)	(110,152)
Total equity attributable to Masonite	691,803	722,629
Equity attributable to non-controlling interests	11,883	13,273
Total equity	703,686	735,902
Total liabilities and equity	$1,851,491	$1,680,258

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income (loss)				151,739		151,739	5,242	156,981
Other comprehensive income (loss), net of tax					38,834	38,834	752	39,586
Dividends to non-controlling interests						—	(5,613)	(5,613)
Share based compensation expense			11,644			11,644		11,644
Common shares issued for delivery of share based awards	372,826	12,290	(12,290)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(7,466)			(7,466)		(7,466)
Common shares issued under employee stock purchase plan	16,368	1,168	(286)			882		882
Common shares repurchased and retired	(1,794,101)	(39,062)		(80,826)		(119,888)		(119,888)
Balances as of December 31, 2017	28,369,877	$624,403	$226,528	$(18,150)	$(110,152)	$722,629	$13,273	$735,902

Net income (loss)				80,363		80,363	2,658	83,021
Other comprehensive income (loss), net of tax					(22,181)	(22,181)	(370)	(22,551)
Dividends to non-controlling interests						—	(3,678)	(3,678)
Share based compensation expense			8,243			8,243		8,243
Common shares issued for delivery of share based awards	215,910	11,043	(11,043)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,594)			(3,594)		(3,594)
Common shares issued under employee stock purchase plan	13,984	949	(102)			847		847
Common shares repurchased and retired	(1,464,700)	(32,430)		(62,074)		(94,504)		(94,504)
Balances as of September 30, 2018	27,135,071	$603,965	$220,032	$139	$(132,333)	$691,803	$11,883	$703,686

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 30, 2018	October 1, 2017
Net income (loss)	$83,021	$83,772
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	538	518
Loss (gain) on disposal of subsidiaries	—	212
Loss on extinguishment of debt	5,414	—
Depreciation	43,340	43,475
Amortization	20,951	17,782
Share based compensation expense	8,243	8,694
Deferred income taxes	9,985	8,359
Unrealized foreign exchange loss (gain)	(699)	1,083
Share of loss (income) from equity investees, net of tax	(1,472)	(1,293)
Pension and post-retirement expense (funding), net	(5,976)	(5,743)
Non-cash accruals and interest	605	1,161
Loss (gain) on sale of property, plant and equipment	2,574	1,529
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(25,780)	(39,532)
Inventories	(7,480)	(18,399)
Prepaid expenses	(2,411)	(1,745)
Accounts payable and accrued expenses	12,240	2,993
Other assets and liabilities	(2,642)	(4,761)
Net cash flow provided by (used in) operating activities	140,451	98,105
Cash flows from investing activities:
Additions to property, plant and equipment	(51,259)	(52,340)
Cash used in acquisitions, net of cash acquired	(135,276)	—
Proceeds from sale of property, plant and equipment	1,404	962
Other investing activities	(2,862)	(2,793)
Net cash flow provided by (used in) investing activities	(187,993)	(54,171)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	155,246
Repayments of long-term debt	(125,279)	(332)
Payment of debt extinguishment costs	(5,250)	—
Payment of debt issuance costs	(4,344)	—
Tax withholding on share based awards	(3,594)	(6,167)
Distributions to non-controlling interests	(3,678)	(2,955)
Repurchases of common shares	(94,504)	(109,866)
Net cash flow provided by (used in) financing activities	63,351	35,926
Net foreign currency translation adjustment on cash	(1,045)	(844)
Increase (decrease) in cash, cash equivalents and restricted cash	14,764	79,016
Cash, cash equivalents and restricted cash, beginning of period	188,564	83,910
Cash, cash equivalents and restricted cash, at end of period	$203,328	$162,926

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
Adoption of Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which amended Accounting Standards Codification ("ASC") 715, “Retirement Benefits”. This ASU required disaggregation of the service cost component from the other components of net benefit cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption was permitted and retrospective application was required. We have utilized the practical expedient allowing the use of the prior years' disclosed service cost and other cost as the basis for our retrospective changes in presentation. The adoption of this standard changed the presentation of the other components of net benefit cost in our condensed consolidated statements of comprehensive income (loss), requiring the reclassification of a $0.3 million and $0.8 million benefit related to other components of net benefit cost out of previously-presented selling, general and administration expense and into previously presented other expense (income), net, for the three and nine months ended October 1, 2017, respectively. The effect of this reclassification reduced previously-presented operating income by this amount for the same periods. The total benefit which will be reclassified for the years ended December 31, 2017, and January 1, 2017, will be $1.1 million and $0.5 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash Flows", which amended ASC 230 "Statement of Cash Flows". This ASU clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This ASU was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods; early adoption was permitted and retrospective application was required. The adoption of this standard changed the presentation of restricted cash in our condensed consolidated statements of cash flows, which is now being summed with cash and cash equivalents, and had the effect of a $0.3 million increase to previously-presented cash flow used in investing activities for the nine months ended October 1, 2017.
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
Other Recent Accounting Pronouncements not yet Adopted
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This ASU amends the definition of a hosting arrangement and requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 “Intangibles–Goodwill and Other–Internal-Use Software” to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption is permitted and either retrospective or prospective application is required for all implementation costs incurred after the date of adoption. We are in the process of evaluating this guidance to determine the impact it may have on our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." This standard was supplemented by ASUs 2018-10 and 2018-11 in July 2018. The updated standards aim to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The transition option in ASU 2018-11 allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. These ASUs are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted. We are currently implementing a new lease system in connection with the adoption of ASU 2016-02. We are progressing with implementation and continuing to evaluate the impact on our consolidated financial statements and disclosures. We currently anticipate that the primary impact upon adoption will be a material adjustment to our consolidated balance sheets from the recognition, on a discounted basis, of our expected future payments for our operating leases, resulting in the recognition of right to use assets and lease obligations. Our current minimum undiscounted lease commitments under non-cancelable operating leases are disclosed in Note 9. Commitments and Contingencies.
2. Acquisitions and Disposition
2018 Acquisitions
On June 1, 2018, we completed the acquisition of the operating assets of the wood door companies of AADG, Inc., including the brands Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman"). We acquired the operating assets of Graham & Maiman for cash consideration of $39.0 million. Graham & Maiman are based in Mason City, Iowa, and Springfield, Missouri. Graham & Maiman provide the non-residential construction industry with a full range of architectural premium and custom grade flush wood doors, architectural stile and rail wood doors, thermal-fused flush wood doors and wood door frames. The excess purchase price over the fair value of net assets acquired of $11.0 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing Architectural business and the goodwill is deductible for tax purposes.
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
The fair value of assets acquired and liabilities assumed in the Graham & Maiman and DW3 acquisitions are as follows:

(In thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Accounts receivable	$—	$8,590	$8,590
Inventory	6,090	5,059	11,149
Property, plant and equipment	19,557	8,196	27,753
Goodwill	10,996	33,623	44,619
Intangible assets	2,750	62,873	65,623
Accounts payable and accrued expenses	(426)	(10,418)	(10,844)
Deferred income taxes	—	(11,546)	(11,546)
Other assets and liabilities, net	—	(68)	(68)
Cash consideration, net of cash acquired	$38,967	$96,309	$135,276

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross contractual value of acquired trade receivables was $9.1 million for the DW3 acquisition. The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. During the three months ended September 30, 2018, we completed the final customary working capital adjustment for the Graham & Maiman acquisition, which resulted in an immaterial difference in the purchase price allocation when compared to the previously-presented preliminary purchase price allocation. Additionally, we finalized the DW3 purchase price allocation during the nine months ended September 30, 2018.
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

	Three Months Ended September 30, 2018
(In thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$18,336	$18,470	$36,806
Net income (loss) attributable to Masonite	845	1,433	2,278

	Nine Months Ended September 30, 2018
(In thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$24,602	$48,019	$72,621
Net income (loss) attributable to Masonite	1,147	3,526	4,673

2017 Acquisition
On October 2, 2017, we completed the acquisition of A&F Wood Products, Inc. (“A&F”), through the purchase of 100% of the equity interests in A&F and certain assets of affiliates of A&F for cash consideration of $13.8 million, net of cash acquired. A&F is based in Howell, Michigan, and is a wholesaler and fabricator of architectural and commercial doors in the Midwest United States. The excess purchase price over the fair value of net assets acquired of $5.9 million was allocated to goodwill. The goodwill principally represents anticipated synergies from A&F's integration into our existing Architectural door business. This goodwill is not deductible for tax purposes and relates to the Architectural segment. A&F generated external net sales of $4.4 million and $11.7 million for the three and nine months ended September 30, 2018, respectively. Additional information relating to the A&F acquisition is described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

	Three Months Ended October 1, 2017
(In thousands, except per share amounts)	Masonite	Graham & Maiman	DW3	A&F	Historical Sales to 2018 and 2017 Acquisitions	Pro Forma
Net sales	$517,503	$16,178	$15,064	$4,292	$(1,105)	$551,932
Net income (loss) attributable to Masonite	29,478	186	787	735	(76)	31,110

Basic earnings (loss) per common share	$1.01					$1.07
Diluted earnings (loss) per common share	1.00					1.05

	Nine Months Ended September 30, 2018
(In thousands, except per share amounts)	Masonite	Graham & Maiman	DW3	Historical Sales to 2018 Acquisitions	Pro Forma
Net sales	$1,641,753	$26,887	$4,918	$(651)	$1,672,907
Net income (loss) attributable to Masonite	80,363	89	81	(60)	80,473

Basic earnings (loss) per common share	$2.90				$2.90
Diluted earnings (loss) per common share	2.85				2.85

	Nine Months Ended October 1, 2017
(In thousands, except per share amounts)	Masonite	Graham & Maiman	DW3	A&F	Historical Sales to 2018 and 2017 Acquisitions	Pro Forma
Net sales	$1,524,425	$50,617	$41,494	$11,104	$(4,361)	$1,623,279
Net income (loss) attributable to Masonite	79,927	241	1,229	1,299	(244)	82,452

Basic earnings (loss) per common share	$2.70					$2.79
Diluted earnings (loss) per common share	2.65					2.74

Disposition
On June 28, 2017, we completed the liquidation of our legal entity in Hungary. As a result, we recognized $0.2 million of cumulative translation adjustment in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the nine months ended October 1, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 53.3% and 56.2% of total accounts receivable as of September 30, 2018, and December 31, 2017, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of September 30, 2018, and December 31, 2017. Our second largest customer, Lowe's Co. Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2017. The allowance for doubtful accounts balance was $2.1 million and $1.8 million as of September 30, 2018, and December 31, 2017, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$179,625	$172,960
Finished goods	78,148	68,851
Provision for obsolete or aged inventory	(8,031)	(7,769)
Inventories, net	$249,742	$234,042

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Land	$29,146	$26,790
Buildings	179,542	176,077
Machinery and equipment	704,177	661,026
Property, plant and equipment, gross	912,865	863,893
Accumulated depreciation	(318,584)	(290,334)
Property, plant and equipment, net	$594,281	$573,559

Total depreciation expense was $15.7 million and $43.3 million in the three and nine months ended September 30, 2018, respectively, and $14.2 million and $43.5 million in the three and nine months ended October 1, 2017, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 31, 2017	$2,867	$35,431	$100,151	$138,449
Goodwill from 2018 acquisitions	—	33,623	10,996	44,619
Foreign exchange fluctuations	(12)	(4,084)	(110)	(4,206)
September 30, 2018	$2,855	$64,970	$111,037	$178,862

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	September 30, 2018
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$212,282	$(94,852)	$(16,776)	$100,654
Patents	34,068	(23,330)	(908)	9,830
Software	35,784	(32,379)	(197)	3,208
Trademarks and tradenames	15,155	(3,513)	(943)	10,699
Other	12,340	(10,594)	(1,665)	81
Total definite life intangible assets	309,629	(164,668)	(20,489)	124,472
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(10,387)	98,185
Total intangible assets	$418,201	$(164,668)	$(30,876)	$222,657

	December 31, 2017
(In thousands)	Cost	Accumulated Amortization	Translation Adjustment	Net Book Value
Definite life intangible assets:
Customer relationships	$160,327	$(79,628)	$(11,338)	$69,361
Patents	31,999	(21,768)	(686)	9,545
Software	33,574	(31,183)	(190)	2,201
Other	15,246	(11,836)	(1,781)	1,629
Total definite life intangible assets	241,146	(144,415)	(13,995)	82,736
Indefinite life intangible assets:
Trademarks and tradenames	108,572	—	(8,824)	99,748
Total intangible assets	$349,718	$(144,415)	$(22,819)	$182,484

Amortization of intangible assets was $7.0 million and $20.3 million for the three and nine months ended September 30, 2018, respectively, and $6.0 million and $17.9 million for the three and nine months ended October 1, 2017, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives as of September 30, 2018, is as follows:

(In thousands)
Fiscal year:
2018 (remaining three months)	$6,487
2019	25,511
2020	20,124
2021	16,902
2022	13,434

7. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Accrued payroll	$43,556	$38,296
Accrued rebates	39,884	34,488
Accrued interest	3,277	10,688
Other accruals	46,765	43,287
Total accrued expenses	$133,482	$126,759

8. Long-Term Debt

(In thousands)	September 30, 2018	December 31, 2017
5.625% senior unsecured notes due 2023	$500,000	$625,000
5.75% senior unsecured notes due 2026	300,000	—
Unamortized premium on 2023 Notes	3,903	5,714
Debt issuance costs	(8,765)	(6,635)
Capital lease obligations	95	378
Other long-term debt	1,155	1,200
Total long-term debt	$796,388	$625,657

Interest expense related to our consolidated indebtedness under senior unsecured notes was $10.0 million and $27.7 million for the three and nine months ended September 30, 2018, respectively, and $7.1 million and $20.9 million for the three and nine months ended October 1, 2017, respectively.
5.75% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the “2026 Notes”). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

million aggregate principal amount of the 2023 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Subsequent to the closing of the 2026 Notes offering, the 2023 Notes were partially redeemed, with that portion of the notes considered extinguished as of September 12, 2018. Under the terms of the indenture governing the 2023 Notes, we paid the applicable premium of $5.3 million. Additionally, the proportionate shares of the unamortized premium of $1.0 million and unamortized debt issuance costs of $1.1 million relating to the 2023 Notes were written off in conjunction with the partial extinguishment of the 2023 Notes. The resulting loss on extinguishment of debt was $5.4 million and is recorded as part of income (loss) from continuing operations before income tax expense (benefit) in the consolidated statements of comprehensive income (loss). Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
Obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2026 Notes, in whole or in part, at any time on or after September 15, 2021, at the applicable redemption prices specified under the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the 2026 Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
5.625% Senior Notes due 2023
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million is being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes are for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 30, 2018, and December 31, 2017, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of September 30, 2018, and December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

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

(In thousands)
Fiscal year:
2018 (remaining three months)	$6,003
2019	23,771
2020	21,793
2021	16,863
2022	12,606
Thereafter	56,364
Total future minimum lease payments	$137,400

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $7.9 million and $23.4 million for the three and nine months ended September 30, 2018, respectively, and $7.2 million and $21.5 million for the three and nine months ended October 1, 2017, respectively.
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
Legal Proceedings
The following discussion describes certain new legal proceedings and material developments in previously disclosed legal proceedings that occurred since December 31, 2017. Refer to Note 9. Commitments and Contingencies in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of the previously disclosed legal proceedings.
Grubb Lumber Company
On October 19, 2018, Grubb Lumber Company, Inc. filed a purported class action lawsuit against us and JELD-WEN, Inc. (“Jeld-Wen”) in the United States District Court for the Eastern District of Virginia, Richmond Division, alleging, among other things, that defendants conspired to fix prices on, and to eliminate competition with respect to, interior molded doors. The complaint asserts violations of Section 1 of the Sherman Act, and Jeld-Wen’s violation of Section 7 of the Clayton Act, and seeks treble damages and costs of suit, including reasonable attorneys’ fees, and prejudgment and post-judgment interest. While we intend to defend the lawsuit vigorously, there can be no assurance that the ultimate resolution of this lawsuit will not have a material, adverse effect on our consolidated financial condition or results of operations.

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
Byrd
In the Byrd matter, on March 22, 2018 the settlement previously agreed to by the parties received final court approval and the court dismissed the case. Payment of the settlement occurred on April 27, 2018. Payouts to class members were initiated on May 16, 2018 and all required payments were completed on October 4, 2018. The amount we paid as part of the settlement did not have a material impact on our financial condition or operating results.
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
Contract assets are represented by our trade accounts receivable balances on the condensed consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of either September 30, 2018, or December 31, 2017. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the three or nine months ended September 30, 2018, or October 1, 2017.
11. Share Based Compensation Plans
Share based compensation expense was $1.6 million and $8.2 million for the three and nine months ended September 30, 2018, respectively, and $2.7 million and $8.7 million for the three and nine months ended October 1, 2017, respectively. As of September 30, 2018, the total remaining unrecognized compensation expense related to share based compensation amounted to $16.5 million, which will be amortized over the weighted average remaining requisite service period of 1.6 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income (loss). All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.

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
On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of September 30, 2018, there were 770,619 shares of common stock available for future issuance under the 2012 Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the condensed consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the condensed consolidated statements of comprehensive income (loss). The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the condensed consolidated balance sheets. As of September 30, 2018, the liability and asset relating to deferred compensation had a fair value of $6.4 million and $6.5 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income (loss). As of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2018, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
The total fair value of SARs vested was $0.7 million and $0.4 million during the nine months ended September 30, 2018, and October 1, 2017, respectively.

Nine Months Ended September 30, 2018	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	537,930	$23,263	$32.00	4.5
Granted	69,752		65.00
Exercised	(85,913)	4,624	15.84
Outstanding, end of period	521,769	$13,781	$39.07	4.9

Exercisable, end of period	398,884	$13,663	$30.44	3.7

Nine Months Ended October 1, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(226,468)	13,122	18.98
Forfeited	(29,082)		53.43
Outstanding, end of period	594,005	$23,851	$30.39	4.6

Exercisable, end of period	509,674	$23,387	$23.31	3.8

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

	Nine Months Ended
	September 30, 2018		October 1, 2017
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	417,598	$66.14	501,926	$58.51
Granted	281,728	63.13	240,771	70.67
Delivered	(164,579)		(187,333)
Withheld to cover (1)	(42,449)		(54,638)
Forfeited	(18,902)		(60,763)
Outstanding, end of period	473,396	$65.57	439,963	$66.03
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
Approximately one-half of the RSUs granted during the nine months ended September 30, 2018, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted in the nine months ended September 30, 2018, and October 1, 2017, is being recognized over the weighted average requisite service period of 2.6 and 2.7 years, respectively. 207,028 RSUs vested during the nine months ended September 30, 2018, at a fair value of $13.3 million.
12. Restructuring Costs
Restructuring costs were not material in the three or nine months ended September 30, 2018. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended October 1, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$1,378	$—	$1,378
2015 Plan	69	—	(53)	16
2014 Plan	—	—	(1)	(1)
Total Restructuring Costs	$69	$1,378	$(54)	$1,393

	Nine Months Ended October 1, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$2,152	$—	$2,152
2015 Plan	(27)	—	(7)	(34)
2014 Plan	—	—	(1,132)	(1,132)
Total Restructuring Costs	$(27)	$2,152	$(1,139)	$986

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Cumulative Amount Incurred Through September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	$—	$3,707	$—	$3,707
2015 Plan	—	2,335	—	3,274	5,609
2014 Plan	—	—	—	7,993	7,993
2013 Plan	3,025	2,733	—	2,157	7,915
2012 and Prior Plans	2,378	12,668	—	3,609	18,655
Total Restructuring Costs	$5,403	$17,736	$3,707	$17,033	$43,879

Our restructuring plans initiated in 2016 and prior years are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017. Costs associated with our existing restructuring plans include severance and closure charges and are substantially completed. The 2013 Plan also included impairment of certain property, plant and equipment. Actions associated with all of our existing restructuring plans are substantially completed, although cash payments are expected to continue through 2019, primarily related to lease payments at closed facilities under our restructuring plans initiated in 2012 and prior years. As of September 30, 2018, we do not expect to incur any material future charges relating to any of our existing restructuring plans.
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 31, 2017	Cash Payments	September 30, 2018
2016 Plan	$90	$90	$—
2012 and Prior Plans	194	113	81
Total	$284	$203	$81

(In thousands)	January 1, 2017	Severance	Closure Costs	Cash Payments	October 1, 2017
2016 Plan	$1,300	$116	$2,036	$3,242	$210
2015 Plan	282	(7)	(27)	248	—
2014 Plan	426	—	(1,132)	(1,120)	414
2012 and Prior Plans	465	—	—	244	221
Total	$2,473	$109	$877	$2,614	$845

13. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to changes in our valuation allowances, tax exempt income and mix of earnings in foreign jurisdictions which are subject to tax rates that differ from the Canadian statutory rate. In addition, we recognized $0.8 million and $1.1 million of income tax benefit due to the exercise and delivery of share-based awards during the three and nine months ended September 30, 2018, and $0.6 million and $5.7 million during the three and nine months ended October 1, 2017.
In accordance with SAB 118, we have reflected the income tax effects of the aspects of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") for which the accounting under ASC 740 is complete. Our provision for income taxes does include estimates of certain deductions. The final impact of Tax Reform may differ from our estimates due to additional regulations that may be issued or changes in interpretations as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense.

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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income (loss) attributable to Masonite	$24,796	$29,478	$80,363	$79,927
Less: income (loss) from discontinued operations, net of tax	(157)	(139)	(538)	(518)
Income (loss) from continuing operations attributable to Masonite	$24,953	$29,617	$80,901	$80,445

Shares used in computing basic earnings per share	27,477,430	29,086,174	27,758,784	29,579,076
Effect of dilutive securities:
Incremental shares issuable under share compensation plans and warrants	434,510	488,619	475,279	557,227
Shares used in computing diluted earnings per share	27,911,940	29,574,793	28,234,063	30,136,303

Basic earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.91	$1.02	$2.91	$2.72
Discontinued operations attributable to Masonite, net of tax	(0.01)	(0.01)	(0.01)	(0.02)
Total Basic earnings per common share attributable to Masonite	$0.90	$1.01	$2.90	$2.70

Diluted earnings (loss) per common share attributable to Masonite:
Continuing operations attributable to Masonite	$0.89	$1.00	$2.87	$2.67
Discontinued operations attributable to Masonite, net of tax	—	—	(0.02)	(0.02)
Total Diluted earnings per common share attributable to Masonite	$0.89	$1.00	$2.85	$2.65

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	51,129	52,228	51,129	52,228

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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2026 Notes and 2023 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices. Certain information with respect to segments is as follows for the periods indicated:

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$369,491	$91,588	$96,116	$5,609	$562,804
Intersegment sales	(1,229)	(362)	(4,065)	—	(5,656)
Net sales to external customers	$368,262	$91,226	$92,051	$5,609	$557,148

Adjusted EBITDA	$53,414	$10,678	$11,228	$(4,559)	$70,761

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$365,406	$75,463	$78,468	$4,947	$524,284
Intersegment sales	(1,222)	(644)	(4,915)	—	(6,781)
Net sales to external customers	$364,184	$74,819	$73,553	$4,947	$517,503

Adjusted EBITDA	$50,126	$8,283	$8,692	$2,340	$69,441

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,108,969	$280,729	$254,232	$16,350	$1,660,280
Intersegment sales	(3,161)	(1,653)	(13,713)	—	(18,527)
Net sales to external customers	$1,105,808	$279,076	$240,519	$16,350	$1,641,753

Adjusted EBITDA	$162,775	$34,250	$30,886	$(17,450)	$210,461

	Nine Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,073,404	$221,916	$232,224	$16,801	$1,544,345
Intersegment sales	(3,299)	(3,291)	(13,330)	—	(19,920)
Net sales to external customers	$1,070,105	$218,625	$218,894	$16,801	$1,524,425

Adjusted EBITDA	$149,669	$25,022	$21,401	$(5,786)	$190,306

As described in Note 1. Business Overview and Significant Accounting Policies, the adoption of ASU 2017-07 required a reclassification of prior periods' other expense (income), net. This resulted in a consolidated decrease of $0.3 million and $0.8 million to Adjusted EBITDA for the three and nine months ended October 1, 2017, compared to the same figures previously presented. On a segment basis, Adjusted EBITDA for the Europe segment was increased by $0.1 million and $0.2 million for the three and nine months ended October 1, 2017, while Adjusted EBITDA for the Corporate & Other category was decreased by $0.3 million, and $1.0 million for the three and nine months ended October 1, 2017, respectively, compared to the same figures previously-presented. Amounts for the segments do not sum to consolidated amounts due to rounding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Adjusted EBITDA	$70,761	$69,441	$210,461	$190,306
Less (plus):
Depreciation	15,706	14,174	43,340	43,475
Amortization	7,041	6,216	20,951	17,782
Share based compensation expense	1,640	2,740	8,243	8,694
Loss (gain) on disposal of property, plant and equipment	62	1,388	2,574	1,529
Restructuring costs	—	1,393	—	986
Loss (gain) on disposal of subsidiaries	—	—	—	212
Interest expense (income), net	10,151	7,213	27,981	21,349
Loss on extinguishment of debt	5,414	—	5,414	—
Other expense (income), net	(1,105)	(451)	(2,347)	(1,253)
Income tax expense (benefit)	6,151	5,989	20,746	13,242
Loss (income) from discontinued operations, net of tax	157	139	538	518
Net income (loss) attributable to non-controlling interest	748	1,162	2,658	3,845
Net income (loss) attributable to Masonite	$24,796	$29,478	$80,363	$79,927

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Other Comprehensive Income and Accumulated Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Accumulated foreign currency translation gains (losses), beginning of period	$(114,926)	$(105,917)	$(89,824)	$(127,433)
Foreign currency translation gain (loss)	2,484	13,652	(23,187)	35,921
Income tax benefit (expense) on foreign currency translation gain (loss)	15	541	(28)	(43)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	—	212
Less: foreign currency translation gain (loss) attributable to non-controlling interest	242	359	(370)	740
Accumulated foreign currency translation gains (losses), end of period	(112,669)	(92,083)	(112,669)	(92,083)

Accumulated pension and other post-retirement adjustments, beginning of period	(19,886)	(21,197)	(20,328)	(21,553)
Amortization of actuarial net losses	300	292	899	876
Income tax benefit (expense) on amortization of actuarial net losses	(78)	(114)	(235)	(342)
Accumulated pension and other post-retirement adjustments	(19,664)	(21,019)	(19,664)	(21,019)

Accumulated other comprehensive income (loss)	$(132,333)	$(113,102)	$(132,333)	$(113,102)

Other comprehensive income (loss), net of tax	$2,721	$14,371	$(22,551)	$36,624
Less: other comprehensive income (loss) attributable to non-controlling interest	242	359	(370)	740
Other comprehensive income (loss) attributable to Masonite	$2,479	$14,012	$(22,181)	$35,884
Actuarial net losses are reclassified out of accumulated other comprehensive income (loss) into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
17. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017
Transactions involving cash:
Interest paid	$35,653	$27,214
Interest received	621	235
Income taxes paid	5,957	6,851
Income tax refunds	81	68
Non-cash transactions:
Property, plant and equipment additions in accounts payable	3,343	2,590

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$192,843	$176,669
Restricted cash	10,485	11,895
Total cash, cash equivalents and restricted cash	$203,328	$188,564

18. Variable Interest Entity
As of September 30, 2018, and December 31, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE via the terms of the existing operating principles with the VIE. As primary beneficiary via the operating principles, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our condensed consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	September 30, 2018	December 31, 2017
Current assets	$9,963	$7,213
Property, plant and equipment, net	9,754	11,344
Long-term deferred income taxes	5,255	5,472
Other assets, net	3,093	3,386
Current liabilities	(3,658)	(2,326)
Other long-term liabilities	(1,664)	(1,699)
Non-controlling interest	(3,196)	(4,029)
Net assets of the VIE consolidated by Masonite	$19,547	$19,361

Current assets include $4.6 million and $3.2 million of cash and cash equivalents as of September 30, 2018, and December 31, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
19. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2026 Notes as of September 30, 2018, was $302.6 million, compared to a carrying value of $295.7 million. The estimated fair value of the 2023 Notes as of September 30, 2018, was $510.5 million, compared to a carrying value of $499.4 million, and the estimated fair value of the 2023 Notes as of December 31, 2017, was $653.6 million, compared to a carrying value of $624.1 million. These estimates are based on market quotes and calculations based on current market rates available to us and are categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

20. Subsequent Event
On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. (“BWI”) for total consideration of approximately $23 million, subject to certain customary post-closing adjustments. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services. Due to the timing of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended September 30, 2018, and October 1, 2017. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended September 30, 2018, we generated net sales of $1,105.8 million or 67.4%, $279.1 million or 17.0% and $240.5 million or 14.7% in our North American Residential, Europe and Architectural segments, respectively.
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
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended September 30, 2018, and October 1, 2017, approximately 36% and 34% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).

MASONITE INTERNATIONAL CORPORATION

Inflation
An increase in inflation has had and could have in the future a significant impact on our results of operations. Wage inflation, increased prices for raw materials or finished goods used in our products, higher inbound or outbound freight rates and/or interruptions in deliveries of raw materials or finished goods have had, and could continue to have, an adverse effect on our profitability, margins and net sales, particularly if we are not able to pass these incremental costs on to our customers. In addition, interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, demand for new homes and home improvement products decreases. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.
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

•
BWI: On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. (“BWI”) for total consideration of approximately $23 million, subject to certain customary post-closing adjustments. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services. Due to the timing of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

•
Graham and Maiman: On June 1, 2018, we completed the acquisition of the operating assets of the wood door companies of AADG, Inc., including the brands Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman"). We acquired the operating assets of Graham & Maiman for cash consideration of $39.0 million. Graham & Maiman are based in Mason City, Iowa, and Springfield, Missouri. Graham & Maiman provide the non-residential construction industry with a full range of architectural premium and custom grade flush wood doors, architectural stile and rail wood doors, thermal-fused flush wood doors and wood door frames.

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
Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$557,148	$517,503	$1,641,753	$1,524,425
Cost of goods sold	446,306	413,517	1,301,808	1,217,556
Gross profit	110,842	103,986	339,945	306,869
Gross profit as a % of net sales	19.9%	20.1%	20.7%	20.1%
Selling, general and administration expenses	64,530	59,063	204,592	188,043
Selling, general and administration expenses as a % of net sales	11.6%	11.4%	12.5%	12.3%
Restructuring costs, net	—	1,393	—	986
Loss (gain) on disposal of subsidiaries	—	—	—	212
Operating income (loss)	46,312	43,530	135,353	117,628
Interest expense (income), net	10,151	7,213	27,981	21,349
Loss on extinguishment of debt	5,414	—	5,414	—
Other expense (income), net	(1,105)	(451)	(2,347)	(1,253)
Income (loss) from continuing operations before income tax expense (benefit)	31,852	36,768	104,305	97,532
Income tax expense (benefit)	6,151	5,989	20,746	13,242
Income (loss) from continuing operations	25,701	30,779	83,559	84,290
Income (loss) from discontinued operations, net of tax	(157)	(139)	(538)	(518)
Net income (loss)	25,544	30,640	83,021	83,772
Less: net income (loss) attributable to non-controlling interest	748	1,162	2,658	3,845
Net income (loss) attributable to Masonite	$24,796	$29,478	$80,363	$79,927
Three Months Ended September 30, 2018, Compared with Three Months Ended October 1, 2017
Net Sales
Net sales in the three months ended September 30, 2018, were $557.1 million, an increase of $39.6 million or 7.7% from $517.5 million in the three months ended October 1, 2017. Net sales in the third quarter of 2018 were negatively impacted by $4.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $44.2 million or 8.5%. Our 2018 and 2017 acquisitions contributed $37.9 million or 7.3% of incremental net sales in the third quarter of 2018. Average unit price increased net sales in the third quarter of 2018 by $22.1 million or 4.3% compared to the 2017 period. Lower base volume decreased net sales by $19.4 million or 3.7% in the third quarter of 2018 compared to the 2017 period. Net sales of components and other products to external customers were $3.7 million higher in the third quarter of 2018 compared to the 2017 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended
(In thousands)	September 30, 2018	October 1, 2017
North American Residential	$369,491	$365,406
North American Residential intersegment	(1,229)	(1,222)
North American Residential net sales to external customers	$368,262	$364,184
Percentage of consolidated net sales	66.1%	70.4%

Europe	$91,588	$75,463
Europe intersegment	(362)	(644)
Europe net sales to external customers	$91,226	$74,819
Percentage of consolidated net sales	16.4%	14.5%

Architectural	$96,116	$78,468
Architectural intersegment	(4,065)	(4,915)
Architectural net sales to external customers	$92,051	$73,553
Percentage of consolidated net sales	16.5%	14.2%

Corporate & Other net sales to external customers	$5,609	$4,947

Net sales to external customers	$557,148	$517,503
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended September 30, 2018, were $368.3 million, an increase of $4.1 million or 1.1% from $364.2 million in the three months ended October 1, 2017. Net sales in the third quarter of 2018 were negatively impacted by $3.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $8.0 million or 2.2%. Average unit price increased net sales in the third quarter of 2018 by $15.6 million or 4.3% compared to the 2017 period. Lower volume decreased net sales in the third quarter of 2018 by $9.0 million or 2.5% compared to the 2017 period, due to the previously-announced loss of certain retail business, which was partly offset by growth from wholesale customers. Net sales of components and other products to external customers were $1.4 million higher in the third quarter of 2018 compared to the 2017 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended September 30, 2018, were $91.2 million, an increase of $16.4 million or 21.9% from $74.8 million in the three months ended October 1, 2017. Net sales in the third quarter of 2018 were negatively impacted by $0.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $16.7 million or 22.3%. Our 2018 acquisition of DW3 contributed $18.5 million or 24.7% of incremental net sales in the third quarter of 2018. Average unit price increased net sales in the third quarter of 2018 by $3.3 million or 4.4% compared to the 2017 period. Lower base volume decreased net sales by $5.0 million or 6.7% in the third quarter of 2018 compared to the 2017 period, primarily due to softer end markets. Net sales of components and other products to external customers were $0.1 million lower in the third quarter of 2018 compared to the 2017 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended September 30, 2018, were $92.1 million, an increase of $18.5 million or 25.1% from $73.6 million in the three months ended October 1, 2017. Net sales in the third quarter of 2018 were negatively impacted by $0.4 million as a result of

MASONITE INTERNATIONAL CORPORATION

foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $18.9 million or 25.7%. Our 2018 acquisition of Graham & Maiman and our 2017 acquisition of A&F contributed $19.4 million or 26.4% of incremental net sales in the third quarter of 2018. Average unit price increased net sales in the third quarter of 2018 by $3.2 million or 4.3% compared to the 2017 period. Lower base volume decreased net sales in the third quarter of 2018 by $5.9 million or 8.0% compared to the 2017 period, due to an extended recovery in demand following service-level issues encountered in the second half of 2017 and a planned slowdown associated with an ERP implementation at our Northumberland facility. Net sales of components and other products to external customers were $2.2 million higher in the third quarter of 2018 compared to the 2017 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 80.1% and 79.9% for the three months ended September 30, 2018, and October 1, 2017, respectively. Overhead, direct labor and depreciation as a percentage of net sales in the third quarter of 2018 increased by 0.4%, 0.2% and 0.1%, respectively. The overhead and direct labor increases were primarily attributable to manufacturing wage and benefit inflation. Partly offsetting these increases, distribution costs as a percentage of net sales in the third quarter of 2018 decreased by 0.5% compared to the 2017 period. Material costs in the third quarter of 2018 were flat as a percentage of sales compared to the third quarter of 2017, as material cost inflation was offset by increased average unit price.
Selling, General and Administration Expenses
In the three months ended September 30, 2018, selling, general and administration (“SG&A”) expenses, as a percentage of net sales, were 11.6% compared to 11.4% in the three months ended October 1, 2017, an increase of 20 basis points.
SG&A expenses in the three months ended September 30, 2018, were $64.5 million, an increase of $5.4 million from $59.1 million in the three months ended October 1, 2017. The overall increase was driven by incremental SG&A from our 2018 and 2017 acquisitions of $4.5 million, an increase in personnel costs of $3.4 million, an increase in professional fees of $1.0 million and other increases of $0.1 million. These increases were offset by a $3.4 million reduction of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on sale of fixed assets, as well as favorable foreign exchange impacts of $0.2 million. The incremental SG&A from our 2018 and 2017 acquisitions was driven by amortization of intangible assets, the increase in personnel costs was primarily due to incentive compensation and the increase in professional fees was driven by acquisition costs.
Restructuring Costs, Net
There were no material restructuring costs in the three months ended September 30, 2018. Restructuring costs in the three months ended October 1, 2017, were $1.4 million and were related to costs incurred for plant closure under the 2016 Plan. This plan is described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Interest Expense, Net
Interest expense, net, in the three months ended September 30, 2018, was $10.2 million, compared to $7.2 million in the three months ended October 1, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.
Loss on Debt Extinguishment
Loss on extinguishment of debt was $5.4 million in the three months ended September 30, 2018, as we partially redeemed our senior unsecured notes due 2023. This charge represents the difference between the redemption price of our senior unsecured notes due 2023 of $130.3 million and the net carrying amount of such notes of $124.9 million. In addition to the $125.0 million of principal, the redemption price included a make-whole premium of $5.3 million and the net carrying amount included a proportional share of total debt issuance costs of $1.1 million, partially offset by a proportionate share of total unamortized premiums of $1.0 million.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net, in the three months ended September 30, 2018, was $(1.1) million compared to $(0.5) million in the three months ended October 1, 2017.
Income Tax Expense (Benefit)
Our income tax expense in the three months ended September 30, 2018, increased by $0.2 million compared to the three months ended October 1, 2017, primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, income and losses in tax jurisdictions with existing valuation allowances, income tax benefits related to tax-exempt income and discrete income tax benefits of $0.6 million in the three months ended September 30, 2018, compared to $0.5 million of discrete income tax benefit recorded in the three months ended October 1, 2017. Discrete items may occur in any given year, but are not consistent from period to period.
Segment Information

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,414	$10,678	$11,228	$(4,559)	$70,761
Adjusted EBITDA as a percentage of segment net sales	14.5%	11.7%	12.2%		12.7%

	Three Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,126	$8,283	$8,692	$2,340	$69,441
Adjusted EBITDA as a percentage of segment net sales	13.8%	11.1%	11.8%		13.4%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,414	$10,678	$11,228	$(4,559)	$70,761
Less (plus):
Depreciation	7,571	2,612	3,060	2,463	15,706
Amortization	269	3,603	2,343	826	7,041
Share based compensation expense	—	—	—	1,640	1,640
Loss (gain) on disposal of property, plant and equipment	43	24	(5)	—	62
Interest expense (income), net	—	—	—	10,151	10,151
Loss on extinguishment of debt	—	—	—	5,414	5,414
Other expense (income), net	—	124	—	(1,229)	(1,105)
Income tax expense (benefit)	—	—	—	6,151	6,151
Loss (income) from discontinued operations, net of tax	—	—	—	157	157
Net income (loss) attributable to non-controlling interest	644	—	—	104	748
Net income (loss) attributable to Masonite	$44,887	$4,315	$5,830	$(30,236)	$24,796

	Three Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,126	$8,283	$8,692	$2,340	$69,441
Less (plus):
Depreciation	7,871	2,008	2,081	2,214	14,174
Amortization	869	2,061	2,075	1,211	6,216
Share based compensation expense	—	—	—	2,740	2,740
Loss (gain) on disposal of property, plant and equipment	877	244	33	234	1,388
Restructuring costs	—	69	1,378	(54)	1,393
Interest expense (income), net	—	—	—	7,213	7,213
Other expense (income), net	—	41	—	(492)	(451)
Income tax expense (benefit)	—	—	—	5,989	5,989
Loss (income) from discontinued operations, net of tax	—	—	—	139	139
Net income (loss) attributable to non-controlling interest	844	—	—	318	1,162
Net income (loss) attributable to Masonite	$39,665	$3,860	$3,125	$(17,172)	$29,478
Adjusted EBITDA in our North American Residential segment increased $3.3 million, or 6.6%, to $53.4 million in the three months ended September 30, 2018, from $50.1 million in the three months ended October 1, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.7 million in both the third quarter of 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment increased $2.4 million, or 28.9%, to $10.7 million in the three months ended September 30, 2018, from $8.3 million in the three months ended October 1, 2017. This increase included the impact of the DW3 acquisition.
Adjusted EBITDA in our Architectural segment increased $2.5 million, or 28.7%, to $11.2 million in the three months ended September 30, 2018, from $8.7 million in the three months ended October 1, 2017. This increase was primarily due to the impacts of the A&F and Graham & Maiman acquisitions. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.3 million in both the third quarter of 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Nine Months Ended September 30, 2018, Compared with Nine Months Ended October 1, 2017
Net Sales
Net sales in the nine months ended September 30, 2018, were $1,641.8 million, an increase of $117.4 million or 7.7% from $1,524.4 million in the nine months ended October 1, 2017. Net sales in the first nine months of 2018 were positively impacted by $17.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $100.1 million or 6.6%. Our 2018 and 2017 acquisitions contributed $79.0 million or 5.2% of incremental net sales in the first nine months of 2018. Average unit price increased net sales in the first nine months of 2018 by $52.5 million or 3.4% compared to the same period in 2017. Lower base volume decreased net sales by $36.1 million or 2.4% in the first nine months of 2018 compared to the same period in 2017. Net sales of components and other products to external customers, were $4.7 million higher in the first nine months of 2018 compared to the same period in 2017.
Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017
North American Residential	$1,108,969	$1,073,404
North American Residential intersegment	(3,161)	(3,299)
North American Residential net sales to external customers	$1,105,808	$1,070,105
Percentage of consolidated net sales	67.4%	70.2%

Europe	$280,729	$221,916
Europe intersegment	(1,653)	(3,291)
Europe net sales to external customers	$279,076	$218,625
Percentage of consolidated net sales	17.0%	14.3%

Architectural	$254,232	$232,224
Architectural intersegment	(13,713)	(13,330)
Architectural net sales to external customers	$240,519	$218,894
Percentage of consolidated net sales	14.7%	14.4%

Corporate & Other net sales to external customers	$16,350	$16,801

Net sales to external customers	$1,641,753	$1,524,425

MASONITE INTERNATIONAL CORPORATION

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended September 30, 2018, were $1,105.8 million, an increase of $35.7 million or 3.3% from $1,070.1 million in the nine months ended October 1, 2017. Net sales in the first nine months of 2018 were positively impacted by $2.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $33.0 million or 3.1%. Average unit price increased net sales in the first nine months of 2018 by $26.3 million or 2.5% compared to the same period in 2017. Higher volume increased net sales in the first nine months of 2018 by $3.4 million or 0.3% compared to the same period in 2017, as growth from wholesale customers was mostly offset by the previously-announced loss of certain retail business. Net sales of components and other products to external customers were $3.3 million higher in the first nine months of 2018 compared to the same period in 2017.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended September 30, 2018, were $279.1 million, an increase of $60.5 million or 27.7% from $218.6 million in the nine months ended October 1, 2017. Net sales in 2018 were positively impacted by $13.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $46.6 million or 21.3%. Our 2018 acquisition of DW3 contributed $48.0 million or 22.0% of incremental net sales in the first nine months of 2018. Average unit price increased net sales in the first nine months of 2018 by $13.4 million or 6.1% compared to the same period in 2017. Lower base volume decreased net sales in the first nine months of 2018 by $14.9 million or 6.8% compared to the same period in 2017 due to unusually harsh weather conditions in the United Kingdom during the first quarter of 2018 and softer end markets. Net sales of components and other products to external customers were $0.1 million higher in the first nine months of 2018 compared to the same period in 2017.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended September 30, 2018, were $240.5 million, an increase of $21.6 million or 9.9% from $218.9 million in the nine months ended October 1, 2017. Net sales in 2018 were positively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $21.2 million or 9.7%. Our 2018 acquisition of Graham & Maiman and our 2017 acquisition of A&F contributed $31.0 million or 14.2% of incremental net sales in the first nine months of 2018. Average unit price increased net sales in the first nine months of 2018 by $12.8 million or 5.8% compared to the 2017 period. Lower base volume decreased net sales in the first nine months of 2018 by $24.0 million or 11.0% compared to the 2017 period, due to an extended recovery in demand following service-level issues encountered in the second half of 2017 and a planned slowdown associated with an ERP implementation at our Northumberland facility. Additionally, volume was slightly lower as a result of order flow in the first quarter due to timing of major projects. Net sales of components and other products to external customers were $1.4 million higher in the first nine months of 2018 compared to the 2017 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.3% and 79.9% for the nine months ended September 30, 2018, and October 1, 2017, respectively. Distribution and direct labor costs as a percentage of net sales in the first nine months of 2018 decreased by 0.4% and 0.2%, respectively. Depreciation and overhead costs as a percentage of net sales decreased by 0.1%, each, compared to the 2017 period. Partially offsetting these decreases, material cost of sales as a percentage of net sales in the first nine months of 2018 increased 0.2% over the 2017 period, due to inflation, partly offset by increases in average unit price.
Selling, General and Administration Expenses
In the nine months ended September 30, 2018, SG&A expenses, as a percentage of net sales, were 12.5% compared to 12.3% the nine months ended October 1, 2017, an increase of 20 basis points.
SG&A expenses in the nine months ended September 30, 2018, were $204.6 million, an increase of $16.6 million from $188.0 million in the nine months ended October 1, 2017. The overall increase was driven by incremental SG&A from our 2018 and 2017 acquisitions of $10.7 million, an increase in personnel costs of $7.0 million, an increase in professional fees of $1.8 million and unfavorable foreign exchange impacts of $1.8 million. These increases were

MASONITE INTERNATIONAL CORPORATION

partially offset by a $3.5 million reduction of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on sale of fixed assets, a $1.1 million decrease in marketing costs and $0.1 million of other decreases. The incremental SG&A from our 2018 and 2017 acquisitions was driven by amortization of intangible assets, the increase in personnel costs was primarily due to incentive compensation and the increase in professional fees was driven by acquisition costs.
Restructuring Costs, Net
There were no material restructuring costs in the nine months ended September 30, 2018. Restructuring costs in the nine months ended October 1, 2017, netted to $1.0 million of loss and were related primarily to costs incurred for severance and plant closure under the 2016 Plan partly offset by a recovery of $1.1 million received in the final settlement of the Stay of Proceedings in Israel as part of the 2014 Plan. These plans are described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Loss (Gain) on Disposal of Subsidiaries
There was no loss (gain) on disposal of subsidiaries in the nine months ended September 30, 2018, compared to a loss of $0.2 million in the nine months ended October 1, 2017. The prior year loss arose as a result of the liquidation of our legal entity in Hungary and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in the nine months ended September 30, 2018, was $28.0 million, compared to $21.3 million in the nine months ended October 1, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.
Loss on Debt Extinguishment
Loss on extinguishment of debt was $5.4 million in the nine months ended September 30, 2018, as we partially redeemed our senior unsecured notes due 2023. This charge represents the difference between the redemption price of our senior unsecured notes due 2023 of $130.3 million and the net carrying amount of such notes of $124.9 million. In addition to the $125.0 million of principal, the redemption price included a make-whole premium of $5.3 million and the net carrying amount included a proportional share of total debt issuance costs of $1.1 million, partially offset by a proportionate share of total unamortized premiums of $1.0 million.
Other Expense (Income), Net
Other expense (income), net, in the nine months ended September 30, 2018, was $(2.3) million compared to $(1.3) million in the nine months ended October 1, 2017.
Income Tax Expense (Benefit)
Our income tax expense in the nine months ended September 30, 2018, increased by $7.5 million compared to the nine months ended October 1, 2017, primarily due to (i) the $6.8 million reduction in discrete income tax benefit recorded as of the third quarter of 2018, which was driven by the $5.7 million of benefit due to exercise and delivery of share-based awards as of the third quarter of 2017 compared to $1.1 million of benefit as of the third quarter of 2018, and (ii) income and losses in tax jurisdictions with existing valuation allowances, including the increase in income tax expense in Canada due to the valuation allowance release recorded in the fourth quarter of 2017. Overall increases were partially offset by (i) the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, including the decrease in tax rate in the United States resulting from the Tax Cuts and Jobs Act of 2017 and (ii) discrete income tax benefits of $2.0 million recorded in the nine months ended September 30, 2018.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,775	$34,250	$30,886	$(17,450)	$210,461
Adjusted EBITDA as a percentage of segment net sales	14.7%	12.3%	12.8%		12.8%

	Nine Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$149,669	$25,022	$21,401	$(5,786)	$190,306
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.4%	9.8%		12.5%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,775	$34,250	$30,886	$(17,450)	$210,461
Less (plus):
Depreciation	22,005	7,490	7,282	6,563	43,340
Amortization	1,045	10,900	6,854	2,152	20,951
Share based compensation expense	—	—	—	8,243	8,243
Loss (gain) on disposal of property, plant and equipment	1,048	30	98	1,398	2,574
Interest expense (income), net	—	—	—	27,981	27,981
Loss on extinguishment of debt	—	—	—	5,414	5,414
Other expense (income), net	—	306	—	(2,653)	(2,347)
Income tax expense (benefit)	—	—	—	20,746	20,746
Loss (income) from discontinued operations, net of tax	—	—	—	538	538
Net income (loss) attributable to non-controlling interest	2,505	—	—	153	2,658
Net income (loss) attributable to Masonite	$136,172	$15,524	$16,652	$(87,985)	$80,363

MASONITE INTERNATIONAL CORPORATION

	Nine Months Ended October 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$149,669	$25,022	$21,401	$(5,786)	$190,306
Less (plus):
Depreciation	22,651	7,212	6,865	6,747	43,475
Amortization	2,504	5,756	6,391	3,131	17,782
Share based compensation expense	—	—	—	8,694	8,694
Loss (gain) on disposal of property, plant and equipment	674	513	(160)	502	1,529
Restructuring costs	—	(27)	2,152	(1,139)	986
Loss (gain) on disposal of subsidiaries	—	212	—	—	212
Interest expense (income), net	—	—	—	21,349	21,349
Other expense (income), net	—	182	—	(1,435)	(1,253)
Income tax expense (benefit)	—	—	—	13,242	13,242
Loss (income) from discontinued operations, net of tax	—	—	—	518	518
Net income (loss) attributable to non-controlling interest	2,686	—	—	1,159	3,845
Net income (loss) attributable to Masonite	$121,154	$11,174	$6,153	$(58,554)	$79,927
Adjusted EBITDA in our North American Residential segment increased $13.1 million, or 8.8%, to $162.8 million in the nine months ended September 30, 2018, from $149.7 million in the nine months ended October 1, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $41.0 million in both 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $9.3 million, or 37.2%, to $34.3 million in the nine months ended September 30, 2018, from $25.0 million in the nine months ended October 1, 2017. This increase was primarily due to the impact of the DW3 acquisition.
Adjusted EBITDA in our Architectural segment increased $9.5 million, or 44.4%, to $30.9 million in the nine months ended September 30, 2018, from $21.4 million in the nine months ended October 1, 2017. This increase included the impacts of the A&F and Graham & Maiman acquisitions. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $6.7 million in both 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of September 30, 2018, we had $192.8 million of cash and cash equivalents, availability under our ABL Facility of $147.9 million and availability under our AR Sales Program of $14.6 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $140.5 million during the nine months ended September 30, 2018, compared to $98.1 million in the nine months ended October 1, 2017. This $42.4 million increase in cash provided by operating activities was partially due to a $7.0 million increase in our net income (loss) attributable to Masonite, adjusted for non-cash and non-operating items, with the balance attributable to changes in net working capital in the first nine months of 2018 compared to the same period in 2017.
Cash used in investing activities was $188.0 million during the nine months ended September 30, 2018, compared to $54.2 million in the nine months ended October 1, 2017. This $133.8 million increase in cash used in investing activities was driven by $135.3 million of cash used in the DW3 and Graham & Maiman acquisitions (net of cash acquired), partly offset by a $1.0 million decrease in cash additions to property, plant and equipment and a decrease in other investing outflows of $0.5 million in the first nine months of 2018 compared to the same period in 2017.
Cash provided by financing activities was $63.4 million during the nine months ended September 30, 2018, compared to $35.9 million during the nine months ended October 1, 2017. This $27.5 million increase in cash provided by financing activities was driven by a net increase in debt-related transactions of $10.2 million, a $15.4 million decrease in cash used for repurchases of common shares and a $2.6 million decrease in cash used for tax withholding on share based awards. These decreases in cash used were partially offset by a $0.7 million increase in distributions to non-controlling interests in the first nine months of 2018 compared to the same period in 2017.
Share Repurchases
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the nine months ended September 30, 2018, we repurchased and retired 1,464,700 of our common shares in the open market at an aggregate cost of $94.5 million as part of the share repurchase programs. During the nine months ended October 1, 2017, we repurchased 1,654,628 of our common shares in the open market at an aggregate cost of $109.9 million. As of September 30, 2018, $276.4 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of September 30, 2018, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the “2026 Notes”). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0 million aggregate principal amount of the 2023 Notes (as described in the footnotes to the condensed consolidated financial statements), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2026 Notes under certain circumstances specified therein. The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bear interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million is being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes are for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses.

MASONITE INTERNATIONAL CORPORATION

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of September 30, 2018, and December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $490.4 million and $1.4 billion for the three and nine months ended September 30, 2018, and $446.0 million and $1.3 billion for the three and nine months ended October 1, 2017, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $59.5 million and $175.7 million for the three and nine months ended September 30, 2018, and $56.3 million and $161.1 million for the three and nine months ended October 1, 2017, respectively. Our non-guarantor subsidiaries had total assets of $1.8 billion and $1.6 billion as of September 30, 2018, and December 31, 2017, respectively; and total liabilities of $713.2 million and $693.8 million as of September 30, 2018, and December 31, 2017, respectively.

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
United Kingdom Fire Door Testing and Review
The following discussion supplements, and should be read in conjunction with, the information previously reported in Part II, Item 1. “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended July 1, 2018. In July 2018, the United Kingdom Ministry for Housing, Communities and Local Government (“MHCLG”) issued a statement indicating that their interpretation of the applicable regulations requires testing of fire resistance on both sides of fire doors, in contrast with long-standing industry practice to test on the one side of a fire door perceived to be weaker. The MHCLG subsequently clarified that its new interpretation only applies to composite/fiberglass fire doors. Our composite/fiberglass fire doors have now been tested in accordance with the MHCLG’s new interpretation and have passed. Following completion of this testing, we resumed the production of composite/fiberglass fire doors in the UK in the fourth quarter of 2018. Separately, as part of the MHCLG’s extension of their industry-wide review to timber fire doors, the MHCLG requested that we provide timber fire doors to it for testing, which timber fire doors are expected to be tested in the fourth quarter of 2018.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended September 30, 2018, we repurchased 503,166 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2, 2018, through July 29, 2018	3,500	$66.38	3,500	$310,007,204
July 30, 2018, through August 26, 2018	115,216	67.32	115,216	302,250,793
August 27, 2018, through September 30, 2018	384,450	67.23	384,450	276,404,529
Total	503,166	$67.24	503,166

We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares, and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of September 30, 2018, $276.4 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
4.1
Indenture, dated as of August 27, 2018, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.75% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on August 27, 2018)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 7, 2018	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)