Form 10-K
period 2018-12-30
MASONITE INTERNATIONAL CORP
filed 2019-02-26
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 1, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on July 1, 2018, was $1.9 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 25,492,498 shares of Common Stock, no par value, as of February 21, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual General Meeting of Shareholders scheduled to be held on May 14, 2019, to be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2018, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 30, 2018

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
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	downward trends in our end markets and in economic conditions;

•
reduced levels of residential new construction; residential repair, renovation and remodeling; and non-residential building construction activity due to increases in mortgage rates, changes in mortgage interest deductions and related tax changes and reduced availability of financing;

•	competition;

•	the continued success of, and our ability to maintain relationships with, certain key customers in light of customer concentration and consolidation;

•	new tariffs and evolving trade policy between the United States and other countries, including China;

•	increases in prices of raw materials and fuel;

•	increases in labor costs, the availability of labor, or labor relations (i.e., disruptions, strikes or work stoppages);

•
our ability to manage our operations including anticipating demand for our products, managing disruptions in our operations, managing manufacturing realignments (including related restructuring charges), managing customer credit risk and successful integration of acquisitions;

•	the continuous operation of our information technology and enterprise resource planning systems and management of potential cyber security threats and attacks;

•
our ability to generate sufficient cash flows to fund our capital expenditure requirements, to meet our pension obligations, and to meet our debt service obligations, including our obligations under our senior notes and our ABL Facility;

•	political, economic and other risks that arise from operating a multinational business;

•	uncertainty relating to the United Kingdom's anticipated exit from the European Union;

•	fluctuating exchange and interest rates;

•	our ability to innovate and keep pace with technological developments;

•	product liability claims and product recalls;

•	retention of key management personnel;

•	environmental and other government regulations, including the FCPA, and any changes in such regulations; and

•	limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility.
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
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Premdor®, Masonite ArchitecturalTM, Marshfield-AlgomaTM, Mohawk®, Megantic®, Solidor®, Residor®, Nicedor®, Door-Stop InternationalTM, Harring DoorsTM, National HickmanTM and Graham-MaimanTM are among the most recognized in the door industry and are associated with innovation, quality and value. In the fiscal year ended December 30, 2018, we sold approximately 34 million doors to approximately 9,000 customers in 64 countries. Our fiscal year 2018 net sales by segment and global net sales of doors by end market are set forth below:

Net Sales by Segment - 2018	Global Net Sales of Doors by End Market - 2018

See Note 16 to our consolidated financial statements for additional information about our segments.
Over the past several years, we have invested in advanced technologies to increase the automation of our manufacturing processes, increase quality and shorten lead times and introduced targeted e-commerce and other marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined acquisition strategy that solidified our presence in the United Kingdom's interior and exterior residential door industry, the North American residential molded and stile and rail interior door industry and created leadership positions in the attractive North American commercial and architectural interior wood door, door core and wood veneer industry.
We operate 71 manufacturing and distribution facilities in 8 countries in North America, Europe, South America and Asia, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential molded interior door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to cut costs, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.
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
Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or MDF frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into several distinct product groups: our original Molded Panel series is a combination of classic styling, period and architectural style-specific designs, durable construction and variety of profiles preferred by our customers when price sensitivity is a critical component in the product selection; the West EndTM Collection strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; and the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors. All of our molded panel doors can be upgraded with our proprietary, wheat straw based Safe ‘N Sound® door core or our environmentally friendly EmeraldTM door construction which enables home owners, builders and architects to meet specific product requirements and “green” specifications to attain LEED certification for a building or dwelling.
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
Architectural Doors
Architectural doors are typically highly specified products designed, constructed and tested to ensure that regulatory compliance and environmental certifications such as FSC and LEED certifications are met. These doors are sold into high-end architectural verticals (schools, healthcare and government facilities) and commercial verticals (hotels, offices, commercial/retail and industrial facilities). We believe that the architectural door industry is shifting focus from transactional, component sales to selling total opening solutions in key performance areas such as fire, security, acoustics and technology. Our two primary product series for the architectural business, AspiroTM and CenduraTM, are comprised of four product categories: stile and rail, flush wood veneer, painted and laminate doors. The Aspiro series offers high-end aesthetic and performance qualities, and its doors are available in exotic and domestic veneers, with acoustic, fire-rated and lead- and bullet-resistant options and include lifetime warranties. The Cendura series provides a balance of performance and value and its doors are available with domestic veneers, with acoustic and fire-rated options and include limited warranties. These product offerings provide general contractors and influencers more of a singular source for the total opening.
Components
In addition to residential and architectural doors, we also sell several door components to the building materials industry. Within the residential new construction market, we provide interior door facings, agri-fiber and particleboard door cores, MDF and wood cut-stock components to multiple manufacturers. Within the architectural building construction market, we are a leading component supplier of various critical door components and the largest wood veneer door skin supplier. Additionally, we are one of the leading providers of mineral and particleboard door cores to the North American architectural door industry.
Molded door facings are thin sheets of molded hardboard produced by grinding or defibrating wood chips, adding resin and other ingredients, creating a thick fibrous mat composed of dry wood fibers and pressing the mat between two steel press plates to form a molded sheet, the surface of which may be smooth or may contain a wood grain pattern. Following pressing, molded door facings are trimmed, primed and shipped to door manufacturing plants where they are mounted on frames to produce molded doors.
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
In Europe, our Solidor and Door-Stop International websites are fully functional configuration and order platforms that support our entry door customers in the United Kingdom. The dynamic integration of Solidor's and Door-Stop's ERPs and their websites ensures that the products customers see, configure and order are in stock, which ensures that we are able to deliver on our promise of dependability.
In our Architectural business, we launched our new door configurator, DoorBuilderTM Live, for mill direct customers that makes selecting and ordering the right door easier and more intuitive. DoorBuilderTM Live is a cloud-based software that streamlines the door ordering process for fast, accurate results. We continue to leverage and promote our quick ship dedicated configurator through our USA Wood Door website, which allows customers to make, retain and track quotes all within the USA Wood Door application. Additionally, we have developed the new DoorSelector tool designed to educate architects to help them select the right products for the opening based on aesthetic and performance attributes.
Customers
During fiscal year 2018, we sold our products worldwide to approximately 9,000 customers. We have developed strong relationships with these customers through our "All Products" cross merchandising strategy. Our vertical integration facilitates our "All Products" strategy with our door fabrication facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.
Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 18% of our total net sales in fiscal year 2018. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.

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
Research and Development
We believe we are a leader in technological innovation and development of doors, door components and door entry systems and the manufacturing processes involved in making such products. We believe that research and development is a competitive advantage for us, and we intend to capitalize on our leadership in this area through the development of more new and innovative products. Our research and development and engineering capabilities enable us to develop and implement product and manufacturing process improvements that enable new features, enhance the manufacturing efficiency of our products, improve quality and reduce costs. In the past few years, our research and development activities have had a significant focus on the development of new, differentiated products, while continuing to focus on process and material improvements for our products. Further, we have directed our design innovation to address the growing need for safety and security, sound-dampening and fire-resistant products in the architectural wood door market.
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
Within our manufacturing processes, we leverage the Mvantage operating system to systemically focus on the elimination of waste and non-value-added activities within the organization. In 2018, we focused on driving operational improvement to a new level using our three pronged Mvantage strategy which includes the Model Plant Transformation Process, Process Improvement Teams and the focus on global standards and training. Our Model Plant Transformation Process aims to allow the seamless flow of material through our facilities. Our Process Improvements Teams work closely with manufacturing sites to utilize our Mvantage lean toolbox to diagnose operational inefficiencies and apply corrective actions to stabilize and standardize our day-to-day operations. Our focus on training and implementing global standards has allowed us to drive continuous improvement through an increased numbers of Kaizen events that are being led by our trained facilitators. Through this structured approach, we realized improvements in certain key performance indicators in 2018.
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
Safety
We believe that safety is as important to our success as productivity and quality. This is reflected in our goal of Target Zero and our continued effort to create an injury-free workplace. We also believe that incidents can be prevented through proper management, employee involvement, standardized operations and equipment and attention to detail. Safety programs and training are provided throughout the company to ensure employees and managers have effective tools to help identify and address both unsafe conditions and at-risk behaviors.

Through a sustained commitment to improve our safety performance, we have been successful in reducing the number of injuries sustained by our employees over the long term. In 2018 we experienced an increase in the total incident rate, or the annual number of injuries per 100 full time equivalent employees, of 2.1 compared to 1.5 in 2017. In response to this increase, we initiated a new approach to risk identification and management in our plants in the second half of 2018.
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
Intellectual Property
In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Masonite ArchitecturalTM, Belleville®, Barrington®, Oakcraft®, Sta-Tru® HD, AvantGuard®, VistagrandeTM, Flagstaff®, Hollister®, Sierra®, Fast-Frame®, Safe ’N Sound®, Heritage SeriesTM, LivingstonTM, AquaSealTM, Cheyenne®, Glenview®, Riverside®, Saddlebrook®, West End CollectionTM, Fast-Fit®, Mohawk®, Megantic®, Birchwood Best®, Algoma®, VignetteTM, RhinoDoor®, Lemieux®, Harring DoorsTM , FyreWerks®, Graham-MaimanTM, MaimanTM and Marshfield-AlgomaTM. In Europe, doors are marketed under the Masonite®, Premdor®, Premdor Speed Set®, Door-Stop International®, National Hickman®, Defining Spaces®, Solidor®, Residor®, Nicedor® and Residence Collection® brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.
We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 253 design patents and design patent applications and 176 utility patents and patent applications. We currently have 176 foreign design patents and patent applications and 235 foreign utility patents and patent applications. Our U.S. utility patents are generally applicable for 20 years from the earliest filing date, our U.S. design patents for 15 years and our U.S. registered trademarks and trade names are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.
Competition
The North American door industry is highly competitive and includes a number of global and local participants. In the North American residential interior door industry, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of molded door facings. There are also a number of smaller competitors in the residential interior door industry that primarily source door facings from third party suppliers. In the North American residential exterior door industry, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru, Feather River and Novatech. In the North American non-residential building construction door industry, the primary participants are Masonite and VT Industries. Our primary market in Europe is the United Kingdom. The United Kingdom door industry is similarly competitive, including a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, service ability, distribution capabilities and value. We also face competition in the other countries in which we operate. In Europe, South America and Asia, we face significant competition from a number of regionally based competitors and importers.
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
Employees
As of December 30, 2018, we employed approximately 10,000 employees and contract personnel. This includes approximately 2,300 unionized employees, approximately 70% of whom are located in North America with the remainder in various foreign locations. Nine of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.
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
Our United States executive offices are located at One Tampa City Center, 201 North Franklin Street, Suite 300, Tampa, Florida 33602 and our Canadian executive offices are located at 2771 Rutherford Road, Concord, Ontario L4K 2N6.

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
Our business may be adversely impacted by changes in United States, Canadian, European, Asian, South American or global economic conditions, including inflation, deflation, interest rates, foreign exchange rate fluctuation, availability and cost of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in the financial markets in the regions in which we operate and the deterioration of national and global economic conditions have in the past and could in the future materially adversely impact our operations, financial results and liquidity.
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
In the United States, the housing market crisis had a negative impact on residential housing construction and related product suppliers. In addition, the current housing recovery is characterized by new construction levels still well below historical levels, and at times including an increased number of multi-family new construction starts, which generally use fewer of our products and may generate less net sales at a lower margin than typical single family homes.
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

Increases in mortgage rates, changes in mortgage interest deductions and related tax changes and the reduced availability of financing for the purchase of new homes and home construction and improvements could have a material adverse impact on our sales and profitability.
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
In addition, the Tax Cuts and Jobs Act in the United States placed a cap on the amount of mortgage debt on which interest can be deducted and also made interest on home equity debt non-deductible. These changes and future changes in policies set to encourage home ownership and improvement may adversely impact demand for our products and have a material adverse impact on us.
The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures. Adverse developments affecting any of these factors could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. The global financial downturn that began in the United States in 2006, included declining home and other building values, increased home foreclosures and tightening of credit standards by lending institutions, negatively impacted the home and other building new construction and repair and remodeling sectors. While these credit market trends have improved in recent years, if they were to reoccur or worsen, our net sales and net income may be adversely affected.
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
Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 44% of our net sales in fiscal year 2018, while our largest customer, The Home Depot, accounted for approximately 18% of our net sales in fiscal year 2018. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, many of our largest customers, including The Home Depot, perform periodic line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales.
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
In many of the countries in which we operate, an increasingly large number of building products are sold through large retail home centers and other large retailers. In addition, we have experienced consolidation of distributors in our wholesale distribution channel and among businesses operating in different geographic regions resulting in more customers operating nationally and internationally. If the consolidation of our customers and distributors were to continue, leading to the further increase of their size and purchasing power, we may be challenged to continue to provide consistently high customer service levels for increasing sales volumes, while still offering a broad portfolio of innovative products and on-time and complete deliveries. If we fail to provide high levels of service, broad product offerings, competitive prices and timely and complete deliveries, we could lose a substantial amount of our customer base and our profitability, margins and net sales could decrease. We have also experienced the consolidation of our wholesale distributors by our competitors, such as JELD-WEN's acquisitions of American Building Supply, Inc., in 2018 and Milliken Millwork, Inc., in 2017. Consolidation of our customers could also result in the loss of a customer or a substantial portion of a customer's business.
New tariffs and evolving trade policy between the United States and other countries, including China, may have an adverse effect on our business and results of operations.
Recent steps taken by the United States government to apply and consider applying tariffs on certain products and materials, including steel, could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. The increased costs may negatively impact our margins as we may not be able to pass on the additional costs by increasing the prices of our products. While we believe our exposure to the potential increased costs of these tariffs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful.
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
Fuel prices have been volatile and are significantly influenced by international, political and economic circumstances. While fuel prices have fallen from historical highs over the last several years, lower fuel prices may not be permanent. If fuel prices were to rise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.
Increases in labor costs, availability of labor, or potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could materially adversely affect our financial performance.
Our financial performance is affected by the availability of qualified personnel and the cost of labor as it impacts our direct labor, overhead, distribution and selling, general and administration costs. Increased costs of wages and benefits and the lack of qualified labor available has had and could continue to have an adverse effect on our results of operations.
Additionally, we have approximately 10,000 employees worldwide, including approximately 2,300 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, Mexico and the United Kingdom, which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, such as the attempt to organize our Northumberland facility in 2015, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
A key element to our continued success is the ability to maintain accurate forecasting of future demand preferences for our products. Our business in general is subject to changing consumer and industry trends, demands and preferences. Changes to consumer shopping habits and potential trends towards "online" purchases could also impact our ability to compete as we currently sell our products mainly through our distribution channels. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, and could materially adversely affect us. In addition, we are subject to the risk that new products could be introduced that would replace or reduce demand for our products. Furthermore, new proprietary designs and/or changes in manufacturing technologies may render our products obsolete or we may not be able to manufacture products or designs at prices that would be competitive in the marketplace. We may not have sufficient resources to make necessary investments or we may be unable to make the investments or acquire the intellectual property rights necessary to develop new products or improve our existing products.
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
We continually review our manufacturing operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs have in the past and could in the future result in a decrease in our short-term earnings, including the impacts of restructuring charges and related impairments and other expenses, until the expected cost reductions are achieved. We also cannot assure you we will achieve all of our cost savings. Such programs may include the consolidation, integration and upgrading of facilities, functions, systems and procedures. The success of these efforts will depend in part on market conditions, and such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved or sustained.
In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. In addition, we have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall business. These changes could affect employee morale and productivity and be disruptive to our business and financial performance. For example, in 2017 we closed our Algoma, Wisconsin, facility in order to improve our cost structure and enhance operational efficiencies. Further, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.
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
In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of Bridgewater Wholesalers inc. ("BWI"), Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman ") and DW3 Products Holdings Limited ("DW3") in 2018; A&F Wood Products, Inc. ("A&F") in 2017; and FyreWerks Inc. ("FyreWerks") in 2016. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve building product categories other than doors. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.
Our recent and any future acquisitions involve a number of risks, including:

•	our inability to integrate the acquired business, including their information technology systems;

•	our inability to manage acquired businesses or control integration and other costs relating to acquisitions;

•	our lack of experience with a particular business should we invest in a new product line;

•	diversion of management attention;

•	our failure to achieve projected synergies or cost savings;

•	impairment of goodwill affecting our reported net income;

•	our inability to retain the management or other key employees of the acquired business;

•	our inability to establish uniform standards, controls, procedures and policies;

•	our inability to retain customers of our acquired companies;

•	risks associated with the internal controls of acquired companies;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	our due diligence procedures could fail to detect material issues related to the acquired business;

•	unforeseen management and operational difficulties, particularly if we acquire assets or businesses in new foreign jurisdictions where we have little or no operational experience;

•	damage to our reputation as a result of performance or customer satisfaction problems relating to an acquired businesses;

•	the performance of any acquired business could be lower than we anticipated; and

•	our inability to enforce indemnifications and non-compete agreements.
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
We rely on the continuous operation of, and improvements to, our information technology and enterprise resource planning systems.
Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our consolidated financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, cyber security vulnerabilities (such as threats and attacks), computer viruses, natural disasters or other disasters. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we are in the process of implementing a new enterprise resource planning system in our architectural business. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources and impact our ability to efficiently service our customers. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.
Potential cyber threats and attacks could disrupt our information security systems and cause damage to our business and our reputation.
Information security threats, which pose a risk to the security of our network of systems and the confidentiality and integrity of our data, are increasing in frequency and sophistication. We have established policies, processes and multiple layers of defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our network of systems, including third party vendors' systems. Should damage to our network of systems occur, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. While we have not experienced any material breaches in information security, the occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.
As of December 30, 2018, our accumulated benefit obligations under our United States and United Kingdom defined benefit pension plans exceeded the fair value of plan assets by $8.2 million and $6.0 million, respectively. During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, we contributed $5.0 million each year to the United States pension plan and $0.7 million, $1.0 million and $0.8 million, respectively, to the United Kingdom pension plan. Additional contributions will be required in future years. We currently anticipate making $5.0 million and $1.0 million of contributions to our United States and United Kingdom pension plans, respectively, in 2019. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, our United States pension plans are subject to Title IV of the United States Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or the PBGC, generally has the authority to terminate an underfunded pension plan if the possible long-run loss to the PBGC with respect to the plan may reasonably be expected to increase substantially if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC which could be equal to the entire amount of the underfunding.

We are exposed to political, economic and other risks that arise from operating a multinational business.
We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended December 30, 2018, approximately 64% of our net sales were in the United States, 15% in Canada and 15% in the United Kingdom. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.
These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;

•	the imposition of tariffs, such as those recently adopted by the United States and other jurisdictions, or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate.
Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole. See also "New tariffs and evolving trade policy between the United States and other countries, including China, may have an adverse effect on our business and results of operations."
Uncertainty relating to the United Kingdom's anticipated exit from the European Union could adversely affect our financial results.
In June 2016, voters in the United Kingdom (“UK”) voted for a non-binding referendum in favor of the UK exiting the European Union (“EU”). In March 2017, the UK triggered the process to leave the EU (“Brexit”) and began negotiations on the terms of the UK’s future relationship with the EU, which are ongoing. The UK is due to exit the EU on March 29, 2019, regardless of whether there is a deal with the EU or not. Although the British government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, in January 2019, the agreement failed to receive UK parliamentary approval. While negotiations are continuing, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of an agreed withdrawal agreement would, absent a revocation of the UK’s notification to withdraw or some other delay, mean that the UK would leave the EU on March 29, 2019, likely with no agreement (a so-called “hard Brexit”). Current discussions between the UK and the EU may result in any number of outcomes including an extension or delay of the UK's withdrawal from the EU The consequences for the economies of the EU member states as a result of the UK's withdrawal from the EU are unknown and unpredictable, especially in the case of a hard Brexit. Any impact from Brexit on the Company will depend, in part, on the outcome of tariff, trade and other negotiations. If the ultimate terms of the UK’s exit from the EU negatively impact the UK economy or result in disruptions to sales or our supply chain, the adverse impact to our results of operations, financial condition and ash flows could be material.
Since the UK triggered Brexit, there has been instability in global financial and foreign exchange markets, including volatility in the value of the Pound Sterling and the Euro. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the European housing market, particularly in the UK, and demand for our products. The effects of Brexit will depend upon any agreements the UK makes to retain access to EU markets. It is possible that there will be higher tariffs or greater restrictions on imports and exports between the UK and the other EU member states and increased regulatory complexities. These could potentially disrupt our supply chain, access to human capital and sales to some of our target markets and jurisdictions in which we operate. The effects of Brexit could also lead to adverse changes in tax laws in these or other jurisdictions. Additionally, the movement of goods between the UK and the remaining EU member states could be subject to additional inspections and documentation checks, which could lead to possible delays at ports of entry and departure. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations, including environmental and other regulations currently under the EU’s jurisdiction, which may or may not be replaced or replicated by the UK. Any of these effects of Brexit, and others we cannot anticipate, could have a material adverse impact on our results of operations, financial condition and cash flows.

Fluctuating exchange and interest rates could adversely affect our financial results.
Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 36% for the year ended December 30, 2018. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.
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
Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills and know-how that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.
As previously announced, Fred J. Lynch plans to retire as our President and Chief Executive Officer by the end of the second quarter of 2019. Mr. Lynch also plans to leave our Board of Directors in connection with his retirement. As part of our succession planning, our Board of Directors has initiated a process to identify a successor to Mr. Lynch and, in order to ensure an orderly transition, Mr. Lynch is expected to remain in his current positions until the appointment of his successor. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers and employees. It may also make it more difficult to hire and retain key employees.
Lack of transparency, threat of fraud, public sector corruption and other forms of criminal activity involving government officials increases risk for potential liability under anti-bribery or anti-fraud legislation, including the United States Foreign Corrupt Practices Act.
We operate facilities in 8 countries and sell our products in 64 countries around the world. As a result of these international operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the United States Foreign Corrupt Practices Act ("FCPA"), the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.
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
Our estimated annual payment obligation for 2019 with respect to our consolidated indebtedness is $45.4 million of interest payments. When we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
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
The credit agreement governing the ABL Facility and the indentures governing the senior notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the senior notes and the credit agreements governing the ABL Facility include covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness and issue disqualified or preferred stock;

•	make restricted payments;

•	sell assets;

•	create restrictions on the ability of their restricted subsidiaries to pay dividends or distributions;

•	create or incur liens;

•	enter into sale and lease-back transactions;

•	merge or consolidate with other entities; and

•	enter into transactions with affiliates.
The operating and financial restrictions and covenants in the debt agreements entered into in connection with the ABL Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 80,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of December 30, 2018, we owned and leased the following number of properties, by reportable segment:

	Manufacturing	Warehouse	Support	Total
Owned properties:
North American Residential	23	7	—	30
Europe	7	—	2	9
Architectural	9	—	—	9
Corporate & Other	—	—	1	1
Total owned properties	39	7	3	49

Leased properties:
North American Residential	19	18	2	39
Europe	7	9	1	17
Architectural	5	8	1	14
Corporate & Other	1	—	4	5
Total leased properties	32	35	8	75
Total owned and leased properties	71	42	11	124
Our properties in the North American Residential and Architectural segments are distributed across 27 states in the United States and four provinces in Canada, as well as one manufacturing facility and one support facility in Mexico and three manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in each of Ireland and the Czech Republic. Our properties in the Corporate and Other category include one manufacturing facility in Malaysia and six support facilities in the United States. As of December 30, 2018, total floor space at our manufacturing facilities was 12.7 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we lease one idle manufacturing facility in the United Kingdom and we own two parcels of land: 17,000 acres of forestland in Costa Rica and 48 acres of undeveloped land in California.
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
United Kingdom Fire Door Testing and Review
In 2018 the United Kingdom Ministry for Housing, Communities and Local Government (“MHCLG”) began an industry-wide review of fire rated doors manufactured and sold in the UK, including testing to determine whether such doors are able to withstand fires for the time period stated (e.g., 30 or 60 minutes). Certain of our subsidiaries produce and sell fire rated doors (made of either wood or composite/fiberglass) in the UK, with all such doors tested by an accredited UK test facility to the appropriate British standard and approved by an independent third-party certifier. In the third quarter of 2018, the MHCLG issued a statement indicating that their interpretation of the applicable regulations requires testing of fire resistance on both sides of fire doors, in contrast with long-standing industry practice to test on the one side of a fire door perceived to be weaker (the MCHCLG subsequently clarified their statement to only apply to composite/fiberglass fire doors). Consistent with the advice given to the MHCLG by the UK trade association for composite door manufacturers, at such time we temporarily stopped the production and sale of composite/fiberglass fire doors in the UK until they could be tested in both directions. We subsequently tested certain of our composite/fiberglass fire doors that were designed to include a range of configurations in accordance with the MHCLG’s new interpretation and passed the tests. Following completion of this testing, in November 2018 we resumed the production and sale of certain composite/fiberglass door configurations that were included within the range of doors that were successfully tested. In early February 2019 our UK independent third-party certifier advised us that, based on additional guidance issued by the MHCLG with respect to composite/fiberglass doors and contrary to their longstanding practice, their product certifications would only apply to the precise specification of composite/fiberglass doors that were tested as opposed to the range of doors that were included in the configurations that were tested. In light of this development, we promptly stopped the production and sale of composite/fiberglass fire doors in the U.K. until such time as we can evaluate the impact of this advice by the third-party certifier.
Separately, as part of the MHCLG’s extension of their industry-wide review to timber fire doors, in 2018 the MHCLG requested that we provide certain timber fire doors to it for testing, which timber fire doors were tested in the fourth quarter of 2018 and passed the tests.
We cannot predict with certainty the ultimate outcome of the MHCLG’s actions or future related actions and it is possible that such actions could have a material, adverse effect on our consolidated financial position or results of operations.
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
Holders
As of February 26, 2019, we had two record holders of our common shares, including Cede & Co., the nominee of the Depository Trust Corporation.
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

Stock Performance Graph
The following graph depicts the total return to shareholders from December 29, 2013, through December 30, 2018, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on December 29, 2013, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through December 30, 2018)

	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018
Masonite International Corporation	$100.00	$102.68	$103.34	$111.05	$125.15	$77.49
Standard & Poor's 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Standard & Poor's 1500 Building Products Index	100.00	109.25	119.19	145.95	168.08	131.38
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 30, 2018, we repurchased 1,306,984 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018, through October 28, 2018	469,150	$59.24	469,150	$248,610,613
October 29, 2018, through November 25, 2018	627,638	54.94	627,638	214,127,632
November 26, 2018, through December 30, 2018	210,196	48.22	210,196	203,992,964
Total	1,306,984	$55.40	1,306,984
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares, and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws.As of December 30, 2018, $204.0 million was available for repurchase in accordance with the share repurchase programs.
Item 6. Selected Financial Data
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 30, 2018, and December 31, 2017, and for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of January 1, 2017, January 3, 2016, and December 28, 2014, and for the years ended January 3, 2016, and December 28, 2014, have been derived from the audited consolidated financial statements not included in this Annual Report.
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

	Year Ended
(In thousands of U.S. dollars, except for share and per share amounts)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Operating Results:
Net sales	$2,170,103	$2,032,925	$1,973,964	$1,871,965	$1,837,700
Gross profit	435,306	406,983	409,645	350,850	265,399
Net income (loss) (1)	96,544	156,981	104,142	(42,649)	(34,118)
Net income (loss) attributable to Masonite (1)	92,710	151,739	98,622	(47,111)	(37,340)
Basic earnings per common share attributable to Masonite	3.38	5.18	3.25	(1.56)	(1.26)
Diluted earnings per common share attributable to Masonite	3.33	5.09	3.17	(1.56)	(1.26)
Cash Flow Data:
Capital expenditures	82,380	73,782	82,287	51,065	50,147
Balance Sheet Data:
Working capital (2)	451,287	499,745	347,559	326,428	455,335
Total assets (3)	1,778,465	1,680,258	1,475,861	1,499,149	1,616,146
Total debt (4)	796,398	625,657	470,745	468,856	503,785
Total equity	622,305	735,902	659,776	655,566	735,499
____________
(1) Refer to Footnote 12, Restructuring, and Footnote 14, Income Taxes, in Item 8 of this Annual Report for information relating to material drivers of year over year changes in our earnings that are outside the ordinary course of business.
(2) Working capital is defined as current assets less current liabilities and includes cash restricted by letters of credit.
(3) Primary drivers of year over year fluctuations in total assets include acquisitions, asset impairments and changes in deferred tax assets, amongst others. Refer to Footnotes 2, 13 and 14 in Item 8 of this Annual Report for additional information on these drivers.
(4) Refer to Footnote 8 in Item 8 of this Annual Report for information regarding year over year changes in our levels of indebtedness.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended December 30, 2018, December 31, 2017, and January 1, 2017. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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

MASONITE INTERNATIONAL CORPORATION

including residential molded, flush, stile and rail, louver and specially-ordered commercial and architectural doors; door components for internal use and sale to other door manufacturers; and exterior residential steel, fiberglass and wood doors and entry systems.
We operate 71 manufacturing and distribution facilities in 8 countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended December 30, 2018, we generated net sales of $1,454.8 million or 67.0%, $369.0 million or 17.0% and $323.5 million or 14.9% in our North American Residential, Europe and Architectural segments, respectively. See "Components of Results of Operations - Segment Information" below for a description of our reportable segments.
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
Additionally, the United Kingdom's anticipated exit from the European Union has created uncertainty in European demand, particularly in the United Kingdom, which could have a material adverse effect on the demand for our products in the foreseeable future.
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

MASONITE INTERNATIONAL CORPORATION

adversely affect us. Changes in consumer preferences may also lead to increased demand for our lower margin products relative to our higher margin products, which could reduce our future profitability.
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2018, our top ten customers together accounted for approximately 44% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 18% of our net sales in fiscal year 2018. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years, we have engaged in a series of restructuring programs related to exiting certain geographies and non-core businesses, consolidating certain internal support functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and lease termination costs. Management continues to evaluate our business; therefore, in future years, there may be additional provisions for new plan initiatives, as well as changes in previously recorded estimates, as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce. The reorganization of our manufacturing capacity will involve specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions will take place beginning in the first quarter of 2019 (collectively, the “2019 Plan”). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of February 26, 2019, we expect to incur approximately $10 million to $15 million of charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $14 million to $19 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which will result in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of December 30, 2018, we expect to incur approximately $2 million of additional charges related to the 2018 Plan. Once fully implemented, the actions taken as part of the 2018 Plan are expected to increase our annual earnings and cash flows by approximately $6 million.
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which included the reduction of approximately 140 positions. The 2016 Plan was implemented to improve our cost structure and enhance operational efficiencies. Costs associated with the 2016 Plan include closure costs and severance and the 2016 Plan is substantially completed. As of December 30, 2018, we do not expect to incur any future charges relating to the 2016 Plan. The actions taken as part of the 2016 Plan are expected to increase our annual earnings and cash flows by approximately $4 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the years ended December 30, 2018, December 31, 2017, and January 1, 2017 approximately 36%, 34% and 35% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were

MASONITE INTERNATIONAL CORPORATION

not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss). Net losses from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended December 30, 2018, were $40.9 million, which were primarily driven by the strengthening of the U.S. dollar against the other major currencies in which we transact.
Inflation
An increase in inflation could have a significant impact on the cost of our raw material inputs. Wage inflation, increased prices for raw materials or finished goods used in our products, tariffs and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incurred costs on to our customers. In addition, interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, demand for new homes and home improvement products decreases.
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

•
BWI: On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. (“BWI”) for cash consideration of $22.1 million, net of cash acquired, and subject to certain customary post-closing adjustments. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services.

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

•
DW3: On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for consideration of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their products and service model are a natural addition to our existing UK

MASONITE INTERNATIONAL CORPORATION

business. DW3’s online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business.

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

Components of Results of Operations
Net Sales
Net sales are derived from the sale of products to our customers. We recognize sales of our products when control of the promised goods is transferred to our customers based on the agreed-upon shipping terms, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Volume rebates, expected returns, discounts and other incentives to customers are considered variable consideration and we estimate these amounts based on the expected amount to be provided to customers and reduce the revenues we recognize accordingly. Additionally, shipping and other transportation costs charged to customers are recorded in net sales in the consolidated statements of comprehensive income.
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers and includes the cost of materials, direct labor, overhead, distribution and depreciation associated with assets used to manufacture products. Research and development costs are primarily included within cost of goods sold. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 77% for each of the years ended December 30, 2018, December 31, 2017, and January 1, 2017.
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

MASONITE INTERNATIONAL CORPORATION

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
Interest Expense, Net
Interest expense, net relates primarily to our consolidated senior unsecured indebtedness. Subsequent to August 27, 2018, interest expense, net relates to our $300.0 million aggregate principal amount of 5.75% senior unsecured notes due March 15, 2026 (the "2026 Notes") and $500.0 million aggregate principal amount of 5.625% senior unsecured notes due March 15, 2023 (the "2023 Notes"). Prior to August 27, 2018, interest expense related to our $625.0 million aggregate principal amount of 5.625% senior unsecured notes due March 15, 2023, which were partially redeemed on August 27, 2018, concurrent with the issuance of the 2026 Notes. Debt issuance costs incurred in connection with the 2026 Notes and the 2023 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. The most recent issuance of our 2023 Notes resulted in a premium that is amortized to interest expense over the term of the 2023 Notes. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized debt issuance costs.
Other Income, Net of Expense
Other income, net of expense includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses.
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
Segment Information
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom and the Central Eastern Europe operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating

MASONITE INTERNATIONAL CORPORATION

segments which were not aggregated into any reportable segment. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2026 and 2023 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Net sales	$2,170,103	$2,032,925	$1,973,964
Cost of goods sold	1,734,797	1,625,942	1,564,319
Gross profit	435,306	406,983	409,645
Gross profit as a % of net sales	20.1%	20.0%	20.8%
Selling, general and administration expenses	266,193	247,917	260,864
Selling, general and administration expenses as a % of net sales	12.3%	12.2%	13.2%
Restructuring costs	1,624	850	1,445
Asset impairment	5,243	—	1,511
Loss (gain) on disposal of subsidiaries	—	212	(6,575)
Operating income	162,246	158,004	152,400
Interest expense, net	39,008	30,153	28,178
Loss on extinguishment of debt	5,414	—	—
Other income, net of expense	(2,533)	(1,570)	(1,707)
Income before income tax expense (benefit)	120,357	129,421	125,929
Income tax expense (benefit)	23,813	(27,560)	21,787
Net income	96,544	156,981	104,142
Less: net income attributable to non-controlling interest	3,834	5,242	5,520
Net income attributable to Masonite	$92,710	$151,739	$98,622
Year Ended December 30, 2018, Compared with Year Ended December 31, 2017
Net Sales
Net sales in the year ended December 30, 2018, were $2,170.1 million, an increase of $137.2 million or 6.7% from $2,032.9 million in the year ended December 31, 2017. Net sales in 2018 were positively impacted by $11.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $125.3 million or 6.2% due to changes in volume, average unit price and sales of components and other products. The incremental impact of acquisitions contributed $119.0 million or 5.9% of net sales in 2018. Average unit price in 2018 increased net sales by $68.2 million or 3.4% compared to 2017. Lower volumes excluding the incremental impact of acquisitions ("base volume") decreased net sales by $66.5 million or 3.3% in 2018 compared to 2017. Net sales of components and other products to external customers were $4.6 million higher in 2018 compared to 2017.
Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,458,957	$371,069	$340,609	$22,869	$2,193,504
Intersegment sales	(4,198)	(2,066)	(17,137)	—	(23,401)
Net sales to external customers	$1,454,759	$369,003	$323,472	$22,869	$2,170,103
Percentage of consolidated external net sales	67.0%	17.0%	14.9%

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,433,268	$295,862	$307,237	$23,605	$2,059,972
Intersegment sales	(4,338)	(3,936)	(18,773)	—	(27,047)
Net sales to external customers	$1,428,930	$291,926	$288,464	$23,605	$2,032,925
Percentage of consolidated external net sales	70.3%	14.4%	14.2%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the year ended December 30, 2018, were $1,454.8 million, an increase of $25.9 million or 1.8% from $1,428.9 million in the year ended December 31, 2017. Net sales in 2018 were negatively impacted by $0.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $26.2 million or 1.8% due to changes in volume, average unit price and sales of components and other products. The incremental impact of acquisitions contributed $7.7 million or 0.5% of net sales in 2018. Average unit price increased net sales in 2018 by $38.9 million or 2.7% compared to 2017. Lower base volume decreased net sales by $24.2 million or 1.7% in 2018 compared to 2017. Net sales of components and other products to external customers were $3.8 million higher in 2018 compared to 2017.
Europe
Net sales to external customers from facilities in the Europe segment in the year ended December 30, 2018, were $369.0 million, an increase of $77.1 million or 26.4% from $291.9 million in the year ended December 31, 2017. Net sales in 2018 were positively impacted by $11.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $65.3 million or 22.4% due to changes in volume, average unit price and sales of components and other products. The incremental impact of acquisitions contributed $68.5 million or 23.5% of net sales in 2018. Average unit price increased net sales in 2018 by $14.0 million or 4.8% compared to 2017. Lower base volume in 2018 decreased net sales by $15.0 million or 5.1% compared to 2017. Net sales of components and other products to external customers were $2.2 million lower in 2018 compared to 2017.
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended December 30, 2018, were $323.5 million, an increase of $35.0 million or 12.1% from $288.5 million in the year ended December 31, 2017. Net sales in 2018 were positively impacted by $0.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $34.9 million or 12.1% due to changes in volume, average unit price and sales of components and other products. The incremental impact of acquisitions contributed $42.8 million or 14.8% of net sales in 2018. Average unit price increased net sales in 2018 by $15.3 million or 5.3% compared to 2017. Lower base volume decreased net sales in 2018 by $26.2 million or 9.1% compared to 2017. Net sales of components and other products to external customers were $3.0 million higher in 2018 compared to 2017.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 79.9% and 80.0% for the years ended December 30, 2018, and December 31, 2017, respectively. This 0.1% decrease was driven by a 0.3% decrease in distribution costs as a percentage of net sales in 2018 compared to 2017, as well as a 0.1% decrease in direct labor as a percentage of net sales. Partly offsetting these decreases, material cost of sales as a percentage of sales increased by 0.3% over the 2017 period, which was driven by a combination of inflation and inbound freight increases which were partially offset by favorable average unit prices. Overhead and depreciation as a percentage of net sales were flat in 2018 compared to 2017.
Selling, General and Administration Expenses
In the year ended December 30, 2018, selling, general and administration expenses, as a percentage of net sales, were 12.3% compared to 12.2% in the year ended December 31, 2017, an increase of 10 basis points.

MASONITE INTERNATIONAL CORPORATION

Selling, general and administration expenses in the year ended December 30, 2018, were $266.2 million, an increase of $18.3 million from $247.9 million in the year ended December 31, 2017. The overall increase was driven by incremental SG&A from our 2018 and 2017 acquisitions of $16.3 million, an increase in personnel costs of $6.8 million, an increase in professional fees of $2.7 million and unfavorable foreign exchange impacts of $1.4 million. These increases were offset by a $7.4 million reduction of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on sale of fixed assets, a $1.4 million reduction in marketing costs and $0.1 million of other decreases. The incremental SG&A from our 2018 and 2017 acquisitions was driven by amortization of intangible assets, the increase in personnel costs was primarily due to incentive compensation as well as increased SG&A headcount to support expanded operations and the increase in professional fees was driven by acquisition transaction costs.
Restructuring Costs
Restructuring costs in the year ended December 30, 2018, were $1.6 million, compared to $0.9 million in the year ended December 31, 2017. Restructuring costs in 2018 related to severance, retention and closure charges associated with the 2018 Plan. Restructuring costs in 2017 related to the final severance and closure costs for the 2016 plan, partly offset by the receipt of $1.1 million as final settlement in the Stay of Proceedings in Israel as part of the 2014 Plan and other reductions to the 2014 Plan accrual.
Asset Impairment
Asset impairment charges in the year ended December 30, 2018, were $5.2 million. There were no asset impairment charges in the year ended December 31, 2017. Asset impairment charges in 2018 resulted from actions associated with the 2018 Plan.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $0.2 million in the year ended December 31, 2017. There were no charges associated with the disposal of subsidiaries in the year ended December 30, 2018. The prior year loss is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss following the liquidation of our legal entity in Hungary.
Interest Expense, Net
Interest expense, net, in the year ended December 30, 2018, was $39.0 million, compared to $30.2 million in the year ended December 31, 2017. This increase primarily relates to the issuance of $300.0 million aggregate principal amount of 2026 Senior Notes on September 27, 2018, as well as the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.
Other Income, Net of Expense
Other income, net of expense, in the year ended December 30, 2018, was $2.5 million, compared to $1.6 million in the year ended December 31, 2017. The change in other income, net of expense, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax expense in the year ended December 30, 2018, was $23.8 million, a change of $51.4 million from $27.6 million of income tax benefit in the year ended December 31, 2017. The increase in income tax expense is primarily attributable to (i) the increase in income tax expense in Canada due to the valuation allowance release resulting in $24.1 million of income tax benefit recorded in the fourth quarter of 2017, (ii) the increase in income tax expense in the U.S. during 2018 which excludes the one-time $27.2 million of income tax benefit associated with the change in enacted tax rate applied to existing U.S. deferred tax assets and liabilities due to U.S. Tax Reform during 2017 and (iii) mix of income or losses within the tax jurisdictions with various tax rates in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$202,465	$44,985	$37,742	$(17,256)	$267,936
Adjusted EBITDA as a percentage of segment net sales	13.9%	12.2%	11.7%		12.3%

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$200,179	$33,820	$30,050	$(9,543)	$254,506
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.6%	10.4%		12.5%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$202,465	$44,985	$37,742	$(17,256)	$267,936
Less (plus):
Depreciation	29,959	9,922	10,431	8,777	59,089
Amortization	1,466	14,716	9,236	3,165	28,583
Share based compensation expense	—	—	—	7,681	7,681
Loss on disposal of property, plant and equipment	1,799	92	180	1,399	3,470
Restructuring costs	275	1,349	—	—	1,624
Asset impairment	—	5,243	—	—	5,243
Interest expense, net	—	—	—	39,008	39,008
Loss on extinguishment of debt	—	—	—	5,414	5,414
Other (income), net of expense	(57)	61	—	(2,537)	(2,533)
Income tax expense (benefit)	—	—	—	23,813	23,813
Net income attributable to non-controlling interest	3,042	—	—	792	3,834
Net income (loss) attributable to Masonite	$165,981	$13,602	$17,895	$(104,768)	$92,710

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$200,179	$33,820	$30,050	$(9,543)	$254,506
Less (plus):
Depreciation	29,798	9,588	9,032	9,110	57,528
Amortization	3,369	7,867	8,742	4,397	24,375
Share based compensation expense	—	—	—	11,644	11,644
Loss on disposal of property, plant and equipment	770	293	328	502	1,893
Restructuring costs	—	(27)	2,394	(1,517)	850
Loss on disposal of subsidiaries	—	212	—	—	212
Interest expense, net	—	—	—	30,153	30,153
Other (income), net of expense	—	232	—	(1,802)	(1,570)
Income tax benefit	—	—	—	(27,560)	(27,560)
Net income attributable to non-controlling interest	3,519	—	—	1,723	5,242
Net income (loss) attributable to Masonite	$162,723	$15,655	$9,554	$(36,193)	$151,739
Adjusted EBITDA in our North American Residential segment increased $2.3 million, or 1.1%, to $202.5 million in the year ended December 30, 2018, from $200.2 million in the year ended December 31, 2017. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $54.7 million in both 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment increased $11.2 million, or 33.1%, to $45.0 million in the year ended December 30, 2018, from $33.8 million in the year ended December 31, 2017.
Adjusted EBITDA in our Architectural segment increased $7.6 million or 25.2% to $37.7 million in the year ended December 30, 2018, from $30.1 million in the year ended December 31, 2017. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.9 million in both 2018 and 2017. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
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

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,433,268	$295,862	$307,237	$23,605	$2,059,972
Intersegment sales	(4,338)	(3,936)	(18,773)	—	(27,047)
Net sales to external customers	$1,428,930	$291,926	$288,464	$23,605	$2,032,925
Percentage of consolidated external net sales	70.3%	14.4%	14.2%

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,357,228	$305,710	$312,241	$23,607	$1,998,786
Intersegment sales	(5,926)	(4,543)	(14,353)	—	(24,822)
Net sales to external customers	$1,351,302	$301,167	$297,888	$23,607	$1,973,964
Percentage of consolidated external net sales	68.5%	15.3%	15.1%
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
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended December 31, 2017, were $288.5 million, a decrease of $9.4 million or 3.2% from $297.9 million in the year ended January 1, 2017. Net sales in 2017 were positively impacted by $0.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $10.0 million or 3.4% due to changes in volume, average unit price and sales of components and other products. Lower volume decreased net sales in 2017 by $23.2 million or 7.8% compared to 2016. Partially offsetting this decrease, average unit price increased net sales in 2017 by $11.3 million or 3.8% compared to 2016. Net sales of components and other products to external customers were $1.9 million higher in 2017 compared to 2016. The change in volume includes the incremental impact of acquisitions and dispositions.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 80.0% and 79.2% for the year ended December 31, 2017, and January 1, 2017, respectively. Distribution, overhead and direct labor as a percentage of sales in 2017 increased by 0.9%, 0.6% and 0.2%, respectively, over the 2016 period. The distribution increase was due to inflationary pressures, shipping inefficiencies related to maintaining customer service levels and costs to complete the ramp-up of new retail business. The overhead and direct labor increases were driven by operational inefficiencies and wage inflation, partly offset by headcount reductions. Material cost of sales and depreciation as a percentage of net sales in 2017 decreased 0.8% and 0.1%, respectively, over the 2016 period. The decrease in material cost of sales was driven by favorable average unit prices partially offset by a combination of inflation and inbound freight increases.
Selling, General and Administration Expenses
In the year ended December 31, 2017, selling, general and administration expenses, as a percentage of net sales, were 12.2% compared to 13.2% in the year ended January 1, 2017, a decrease of 100 basis points.
Selling, general and administration expenses in the year ended December 31, 2017, were $247.9 million, a decrease of $13.0 million from $260.9 million in the year ended January 1, 2017. The decrease included a $6.3 million reduction of non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on sale of fixed assets. The overall decrease was also driven by a $12.2 million decrease in personnel costs, primarily due to a reduction in our incentive pay accrual, and favorable foreign exchange impacts of $1.4 million. These decreases were partially offset by a $3.6 million increase in marketing costs relating to our re-branding, a net incremental increase of $0.5 million due to acquisitions and other increases of $2.8 million.
Restructuring Costs
Restructuring costs in the year ended December 31, 2017, were $0.9 million, compared to $1.4 million in the year ended January 1, 2017. Restructuring costs in 2017 were related to the final severance and closure costs for the 2016 Plan, partly offset by the receipt of $1.1 million as final settlement in the Stay of Proceedings in Israel as part of the 2014 Plan and other reductions to the 2014 Plan accrual. Restructuring costs in 2016 primarily related to the severance costs incurred during the implementation of the 2016 Plan.
Asset Impairment
Asset impairment charges were $1.5 million in the year ended January 1, 2017. There were no asset impairment charges in the year ended December 31, 2017. Asset impairment charges in 2016 resulted from restructuring actions associated with the 2016 Plan.
Loss (Gain) on Disposal of Subsidiaries
Loss on disposal of subsidiaries was $0.2 million in the year ended December 31, 2017, compared to a gain on disposal of subsidiaries of $6.6 million in the year ended January 1, 2017. The loss in 2017 arose as a result of the liquidation of our legal entity in Hungary, while the gain in 2016 arose as a result of the sale of our equity interest in our South African subsidiary and the liquidation of our legal entity in Romania. The 2017 loss and the 2016 gain related to Hungary and Romania are comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss). The 2016 gain relating to our South African subsidiary represents the excess of pre-tax cash received upon closing of the sale over the book value of the investment.
Interest Expense, Net
Interest expense, net, in the year ended December 31, 2017, was $30.2 million, compared to $28.2 million in the year ended January 1, 2017. This increase primarily relates to the issuance of $150.0 million aggregate principal amount of additional 2023 Senior Notes on September 27, 2017.
Other Income, Net of Expense
Other income, net of expense, in the year ended December 31, 2017, was $1.6 million, compared to $1.7 million in the year ended January 1, 2017. The change in other income, net of expense, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and

MASONITE INTERNATIONAL CORPORATION

the net gains and losses related to our non-majority owned unconsolidated subsidiary that are recognized under the equity method of accounting and other miscellaneous non-operating expenses.
Income Tax Expense (Benefit)
Our income tax benefit in the year ended December 31, 2017, was $27.6 million, a change of $49.3 million from $21.8 million of income tax expense in the year ended January 1, 2017. The increase in income tax benefit is primarily attributable to recognition of $24.1 million of deferred tax assets in Canada through reversal of valuation allowances, a $27.2 million increase in income tax benefit associated with the change in enacted tax rate applied to existing U.S. deferred tax assets and liabilities due to U.S. Tax Reform, the mix of income or losses within the tax jurisdictions with various tax rates in which we operate and losses in tax jurisdictions with existing valuation allowances as of December 31, 2017.
Segment Information

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$200,179	$33,820	$30,050	$(9,543)	$254,506
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.6%	10.4%		12.5%

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$212,619	$39,028	$25,160	$(24,794)	$252,013
Adjusted EBITDA as a percentage of segment net sales	15.7%	13.0%	8.4%		12.8%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$200,179	$33,820	$30,050	$(9,543)	$254,506
Less (plus):
Depreciation	29,798	9,588	9,032	9,110	57,528
Amortization	3,369	7,867	8,742	4,397	24,375
Share based compensation expense	—	—	—	11,644	11,644
Loss on disposal of property, plant and equipment	770	293	328	502	1,893
Restructuring costs	—	(27)	2,394	(1,517)	850
Loss on disposal of subsidiaries	—	212	—	—	212
Interest expense, net	—	—	—	30,153	30,153
Other (income), net of expense	—	232	—	(1,802)	(1,570)
Income tax benefit	—	—	—	(27,560)	(27,560)
Net income attributable to non-controlling interest	3,519	—	—	1,723	5,242
Net income (loss) attributable to Masonite	$162,723	$15,655	$9,554	$(36,193)	$151,739

MASONITE INTERNATIONAL CORPORATION

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$212,619	$39,028	$25,160	$(24,794)	$252,013
Less (plus):
Depreciation	31,159	8,480	9,622	8,343	57,604
Amortization	4,383	9,069	7,999	3,276	24,727
Share based compensation expense	—	—	—	18,790	18,790
Loss (gain) on disposal of property, plant and equipment	1,094	564	484	(31)	2,111
Restructuring costs	—	19	1,313	113	1,445
Asset impairment	—	—	1,511	—	1,511
Gain on disposal of subsidiaries	—	(1,431)	—	(5,144)	(6,575)
Interest expense, net	—	—	—	28,178	28,178
Other (income), net of expense	—	790	—	(2,497)	(1,707)
Income tax expense	—	—	—	21,787	21,787
Net income attributable to non-controlling interest	3,389	—	—	2,131	5,520
Net income (loss) attributable to Masonite	$172,594	$21,537	$4,231	$(99,740)	$98,622
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
Adjusted EBITDA in our Europe segment decreased $5.2 million, or 13.3%, to $33.8 million in the year ended December 31, 2017, from $39.0 million in the year ended January 1, 2017.
Adjusted EBITDA in our Architectural segment increased $4.9 million. or 19.4%, to $30.1 million in the year ended January 1, 2017, from $25.2 million in the year ended January 3, 2016. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.9 million and $7.8 million in 2017 and 2016, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and accounts receivable sales program ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures and share repurchases. As of December 30, 2018, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2019 to be approximately $75 million to $80 million. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of December 30, 2018, we had $115.7 million of cash and cash equivalents, availability under our ABL Facility of $136.5 million and availability under our AR Sales Program of $12.3 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Year Ended December 30, 2018, Compared with Year Ended December 31, 2017
Cash provided by operating activities was $203.2 million during the year ended December 30, 2018, compared to $173.5 million during the year ended December 31, 2017. This $29.7 million increase in cash provided by operating activities was attributable to changes in net working capital in 2018 compared 2017, partially offset by a $3.4 million decrease in our net income attributable to Masonite, adjusted for non-cash and non-operating items.
Cash used in investing activities was $254.5 million during the year ended December 30, 2018, compared to $90.1 million cash used during the year ended December 31, 2017. This $164.4 million increase in cash used in investing activities was driven by $143.6 million of incremental cash used in acquisitions in 2018 compared to 2017, cash used in the issuance of a note receivable in the amount of $12.0 million, an $8.6 million increase in cash additions to property, plant and equipment and an increase in other investing outflows of $0.2 million in 2018 compared to 2017.
Cash used in financing activities was $10.0 million during the year ended December 30, 2018, compared to $21.2 million of cash provided by financing activities during the year ended December 31, 2017. This $31.2 million increase in cash used in financing activities was driven by a $47.0 million increase in cash used for repurchases of common shares offset by net cash provided by debt-related transactions of $10.8 million, a $3.8 million decrease in cash used for tax withholding on share based awards and a $1.2 million decrease in distributions to non-controlling interests in 2018 compared to 2017.
Year Ended December 31, 2017, Compared with Year Ended January 1, 2017
Cash provided by operating activities was $173.5 million during the year ended December 31, 2017, a nominal decrease compared to $174.0 million during the year ended January 1, 2017.
Cash used in investing activities was $90.1 million during the year ended December 31, 2017, compared to $76.9 million cash used during the year ended January 1, 2017. This $13.2 million increase in cash used in investing activities was driven by an increase of $5.2 million in cash used in acquisitions (net of cash acquired), a decrease of $15.1 million of cash proceeds from disposal of subsidiaries and other increases in investing outflows of $1.4 million. These increases to investing cash outflows were partially offset by an $8.5 million decrease in cash additions to property, plant and equipment.
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
Share Repurchases
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the “share repurchase programs”). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the year ended December 30, 2018, we repurchased and retired 2,771,684 of our common shares in the open market at an aggregate cost of $166.9 million as part of the share repurchase programs. During the year ended December 31, 2017, we repurchased 1,794,101

MASONITE INTERNATIONAL CORPORATION

of our common shares in the open market at an aggregate cost of $119.9 million. As of December 30, 2018, $204.0 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of December 30, 2018, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Accounts Receivable Sales Program
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of comprehensive income.
Senior Notes
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the “2026 Notes”). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0 million aggregate principal amount of the 2023 Notes (as described in the footnotes to the consolidated financial statements), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2026 Notes under certain circumstances specified therein. The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.

MASONITE INTERNATIONAL CORPORATION

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
Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries’ ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024. The borrowing base is calculated based on a percentage of the value of selected U.S., Canadian and U.K. accounts receivable and inventory, less certain ineligible amounts. Obligations under the ABL Facility are secured by a first priority security interest in such accounts receivable, inventory and other related assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries. Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the U.S., Canadian or U.K. Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Adjusted LIBO Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur junior priority debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of February 26, 2019, there were no amounts outstanding under the ABL Facility.

MASONITE INTERNATIONAL CORPORATION

Supplemental Guarantor Financial Information
Our obligations under the 2026 Notes and 2023 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $1.9 billion, $1.8 billion and $1.6 billion in the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $224.1 million, $209.2 million and $204.5 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. Our non-guarantor subsidiaries had total assets of $1.8 billion and $1.6 billion as of December 30, 2018, and December 31, 2017; and total liabilities of $711.8 million and $693.8 million as of December 30, 2018, and December 31, 2017, respectively.
Contractual Obligations
The following table presents our contractual obligations over the periods indicated as of December 30, 2018:

	Fiscal Year Ended
(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$500,000	$300,000	$800,000
Scheduled interest payments	45,375	45,375	45,375	45,375	31,313	51,750	264,563
Operating leases	24,249	23,904	18,823	14,333	12,389	49,781	143,479
Pension contributions	1,016	1,002	1,051	3,704	2,959	7,289	17,021
Total (1)	$70,640	$70,281	$65,249	$63,412	$546,661	$408,820	$1,225,063
____________
(1) As of December 30, 2018, we have $5.1 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
Goodwill
We evaluate all business combinations for intangible assets that should be recognized and reported apart from goodwill. Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are

MASONITE INTERNATIONAL CORPORATION

determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill. We performed a quantitative impairment test during the fourth quarter of 2018 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the fourth quarter of 2018 and determined that indefinite-lived intangible assets were not impaired.
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

MASONITE INTERNATIONAL CORPORATION

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
Share Based Compensation Plan
We have a share based compensation plan, which governs the issuance of common shares to employees as compensation through various grants of share instruments. We apply the fair value method of accounting using the Black-Scholes-Merton option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for the restricted stock units awarded is based on the fair value of the restricted stock units at the date of grant. Additionally, the compensation expense for certain performance based awards is determined using the Monte Carlo simulation method. Compensation expense is recorded in the consolidated statements of comprehensive income and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the award, estimated risk free rate and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments and certain anticipated foreign currency transactions. We held no such material derivative financial instruments as of December 30, 2018, or December 31, 2017. If not mitigated by derivative financial instruments, price increases or other methods, a hypothetical 10% strengthening of the U.S. Dollar against all foreign currencies in the jurisdictions in which we operate would result in an approximate $74 million translational decrease in our net sales and an approximate $2 million translational decrease in our net income.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of December 30, 2018, or December 31, 2017, there were no outstanding borrowings under our ABL Facility.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing and other actions, which typically offset only a portion of the adverse impact. Inflation and deflation related to our purchases of certain commodity products could have an adverse impact on our operating results in the future. A hypothetical 10% inflationary increase in our material cost of goods sold would result in approximately $92 million of increased consolidated cost of goods sold.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Masonite International Corporation and subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the two fiscal years in the periods ended December 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tampa, Florida
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Masonite International Corporation
Tampa, Florida
We have audited the accompanying consolidated statements of comprehensive income, changes in equity, and cash flows for the year ended January 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, such consolidated statements of comprehensive income, changes in equity, and cash flows present fairly, in all material respects, the results of their operations and their cash flows of Masonite International Corporation and subsidiaries for the year ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 1, 2017

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Net sales	$2,170,103	$2,032,925	$1,973,964
Cost of goods sold	1,734,797	1,625,942	1,564,319
Gross profit	435,306	406,983	409,645
Selling, general and administration expenses	266,193	247,917	260,864
Restructuring costs	1,624	850	1,445
Asset impairment	5,243	—	1,511
Loss (gain) on disposal of subsidiaries	—	212	(6,575)
Operating income	162,246	158,004	152,400
Interest expense, net	39,008	30,153	28,178
Loss on extinguishment of debt	5,414	—	—
Other income, net of expense	(2,533)	(1,570)	(1,707)
Income before income tax expense (benefit)	120,357	129,421	125,929
Income tax expense (benefit)	23,813	(27,560)	21,787
Net income	96,544	156,981	104,142
Less: net income attributable to non-controlling interest	3,834	5,242	5,520
Net income attributable to Masonite	$92,710	$151,739	$98,622

Basic earnings per common share attributable to Masonite	$3.38	$5.18	$3.25
Diluted earnings per common share attributable to Masonite	3.33	5.09	3.17

Comprehensive income:
Net income	$96,544	$156,981	$104,142
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(40,880)	38,970	(37,097)
Pension and other post-retirement adjustment	(4,754)	529	(5,941)
Amortization of actuarial net losses	1,291	1,113	1,070
Income tax benefit (expense) related to other comprehensive income (loss)	742	(1,026)	1,155
Other comprehensive income (loss), net of tax:	(43,601)	39,586	(40,813)
Comprehensive income	52,943	196,567	63,329
Less: comprehensive income attributable to non-controlling interest	3,000	5,994	5,745
Comprehensive income attributable to Masonite	$49,943	$190,573	$57,584
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	December 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$115,656	$176,669
Restricted cash	10,485	11,895
Accounts receivable, net	283,580	269,235
Inventories, net	250,407	234,042
Prepaid expenses	32,970	27,665
Income taxes receivable	3,495	2,364
Total current assets	696,593	721,870
Property, plant and equipment, net	609,753	575,492
Investment in equity investees	13,474	11,310
Goodwill	180,297	138,449
Intangible assets, net	212,045	182,484
Deferred income taxes	28,509	29,899
Other assets	37,794	20,754
Total assets	$1,778,465	$1,680,258

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,362	$94,497
Accrued expenses	147,345	126,759
Income taxes payable	1,599	869
Total current liabilities	245,306	222,125
Long-term debt	796,398	625,657
Deferred income taxes	82,122	60,820
Other liabilities	32,334	35,754
Total liabilities	1,156,160	944,356
Commitments and Contingencies (Note 9)
Equity:
Share capital: unlimited shares authorized, no par value, 25,835,664 and 28,369,877 shares issued and outstanding as of December 30, 2018, and December 31, 2017, respectively	575,207	624,403
Additional paid-in capital	218,988	226,528
Accumulated deficit	(30,836)	(18,150)
Accumulated other comprehensive loss	(152,919)	(110,152)
Total equity attributable to Masonite	610,440	722,629
Equity attributable to non-controlling interests	11,865	13,273
Total equity	622,305	735,902
Total liabilities and equity	$1,778,465	$1,680,258
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	Common Shares Outstanding	Share Capital	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Masonite	Equity Attributable to Non-controlling Interests	Total Equity
Balances as of January 3, 2016	30,427,865	$663,600	$231,363	$(114,468)	$(107,948)	$672,547	$13,179	$685,726

Net income				98,622		98,622	5,520	104,142
Other comprehensive income (loss), net of tax					(41,038)	(41,038)	225	(40,813)
Dividends to non-controlling interests						—	(6,032)	(6,032)
Share based compensation expense			18,790			18,790		18,790
Common shares issued for delivery of share based awards	366,556	7,901	(7,901)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(4,210)			(4,210)		(4,210)
Common shares issued under employee stock purchase plan	17,469	1,090	(202)			888		888
Common shares issued for exercise of warrants	630,951	13,401	(2,914)			10,487		10,487
Common shares repurchased and retired	(1,668,057)	(35,985)		$(73,217)		(109,202)		(109,202)
Balances as of January 1, 2017	29,774,784	$650,007	$234,926	$(89,063)	$(148,986)	$646,884	$12,892	$659,776

Net income				151,739		151,739	5,242	156,981
Other comprehensive income, net of tax					38,834	38,834	752	39,586
Dividends to non-controlling interests						—	(5,613)	(5,613)
Share based compensation expense			11,644			11,644		11,644
Common shares issued for delivery of share based awards	372,826	12,290	(12,290)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(7,466)			(7,466)		(7,466)
Common shares issued under employee stock purchase plan	16,368	1,168	(286)			882		882
Common shares repurchased and retired	(1,794,101)	(39,062)		(80,826)		(119,888)		(119,888)
Balances as of December 31, 2017	28,369,877	$624,403	$226,528	$(18,150)	$(110,152)	$722,629	$13,273	$735,902

Net income				92,710		92,710	3,834	96,544
Other comprehensive loss, net of tax					(42,767)	(42,767)	(834)	(43,601)
Dividends to non-controlling interests						—	(4,408)	(4,408)
Share based compensation expense			7,681			7,681		7,681
Common shares issued for delivery of share based awards	223,487	11,375	(11,375)			—		—
Common shares withheld to cover income taxes payable due to delivery of share based awards			(3,743)			(3,743)		(3,743)
Common shares issued under employee stock purchase plan	13,984	949	(103)			846		846
Common shares repurchased and retired	(2,771,684)	(61,520)		(105,396)		(166,916)		(166,916)
Balances as of December 30, 2018	25,835,664	$575,207	$218,988	$(30,836)	$(152,919)	$610,440	$11,865	$622,305
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	December 30, 2018	December 31, 2017	January 1, 2017
Net income	$96,544	$156,981	$104,142
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss (gain) on disposal of subsidiaries	—	212	(6,575)
Loss on extinguishment of debt	5,414	—	—
Depreciation	59,089	57,528	57,604
Amortization	28,583	24,375	24,727
Share based compensation expense	7,681	11,644	18,790
Deferred income taxes	10,563	(34,230)	12,918
Unrealized foreign exchange loss	700	1,496	829
Share of income from equity investees, net of tax	(2,164)	(2,008)	(2,183)
Dividend from equity investee	—	—	1,733
Pension and post-retirement funding, net of expense	(7,112)	(6,806)	(6,276)
Non-cash accruals and interest	857	1,226	2,612
Loss on sale of property, plant and equipment	3,470	1,893	2,111
Asset impairment	5,243	—	1,511
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,543)	(15,926)	(29,514)
Inventories	(1,192)	692	(23,022)
Prepaid expenses	(5,316)	(2,026)	(2,102)
Accounts payable and accrued expenses	11,909	(15,809)	16,560
Other assets and liabilities	(6,494)	(5,761)	165
Net cash flow provided by operating activities	203,232	173,481	174,030

Cash flows from investing activities:
Additions to property, plant and equipment	(82,380)	(73,782)	(82,287)
Cash used in acquisitions, net of cash acquired	(157,363)	(13,813)	(8,551)
Issuance of note receivable	(12,000)	—	—
Cash proceeds from sale of subsidiaries, net of cash disposed	—	—	15,103
Proceeds from sale of property, plant and equipment	1,353	1,114	1,268
Other investing activities	(4,087)	(3,653)	(2,449)
Net cash flow used in investing activities	(254,477)	(90,134)	(76,916)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	156,746	390
Repayments of long-term debt	(125,363)	(422)	(1,071)
Payment of debt extinguishment costs	(5,274)	—	—
Payment of debt issuance costs	(4,344)	(2,141)	—
Tax withholding on share based awards	(3,743)	(7,466)	(4,210)
Distributions to non-controlling interests	(4,408)	(5,613)	(6,032)
Proceeds from exercise of common stock warrants	—	—	10,487
Repurchases of common shares	(166,916)	(119,888)	(109,202)
Net cash flow provided by (used in) financing activities	(10,048)	21,216	(109,638)

Net foreign currency translation adjustment on cash	(1,130)	91	(5,398)
Increase (decrease) in cash, cash equivalents and restricted cash	(62,423)	104,654	(17,922)
Cash, cash equivalents and restricted cash, beginning of period	188,564	83,910	101,832
Cash, cash equivalents and restricted cash, at end of period	126,141	$188,564	$83,910
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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 71 manufacturing locations in 8 countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
Basis of Presentation
We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of December 30, 2018, and December 31, 2017, and for the years ended December 30, 2018, December 31, 2017 and January 1, 2017.
Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Certain prior year amounts have been reclassified to conform to the current basis of presentation, related to Accounting Standards Updates ("ASU") 2017-07 and 2016-18, and to discontinued operations, as described below.
Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which amended Accounting Standards Codification ("ASC") 715, “Retirement Benefits”. This ASU required disaggregation of the service cost component from the other components of net benefit cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption was permitted and retrospective application was required. We have utilized the practical expedient allowing the use of the prior years' disclosed service cost and other cost as the basis for our retrospective changes in presentation. The adoption of this standard changed the presentation of the other components of net benefit cost in our consolidated statements of comprehensive income, requiring the reclassification of a $1.1 million and $0.5 million benefit for the years ended December 31, 2017, and January 1, 2017, respectively, related to other components of net benefit cost out of previously-presented selling, general and administration expense and into previously-presented other income, net of expense. The effect of this reclassification reduced previously-presented operating income by these amounts for the same periods.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash Flows", which amended ASC 230 "Statement of Cash Flows". This ASU clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This ASU was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods; early adoption was permitted and retrospective application was required. The adoption of this standard changed the presentation of restricted cash in our consolidated statements of cash flows, which is now being summed with cash and cash equivalents, and had the effect of a $0.3 million and $0.4 million increase to previously-presented cash flow used in investing activities for the years ended December 31, 2017, and January 1, 2017, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which created ASC 606, "Revenue from Contracts with Customers," and largely superseded the existing guidance of ASC 605, "Revenue Recognition." This standard outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," and the guidance would now be effective for annual and interim periods beginning on or after December 15, 2017. We have adopted the guidance of ASC 606 as of January 1, 2018, using the modified retrospective method and have applied the standard to only those contracts which were not completed as of the transition date. The adoption of this standard did not have any material impact on revenues in the year ended December 30, 2018. Prior period amounts were not adjusted and have continued to be reported in accordance with our historic accounting under Topic 605. While we considered an adjustment to opening retained earnings as prescribed by the modified retrospective method, there was no material adjustment ultimately required. Furthermore, there was no material difference between the prior period amounts as reported under ASC 605 and such amounts as would have been reported under ASC 606. Information about the nature, amount and timing of our revenues from contracts with customers is disclosed in Note 10. Revenues. Our accounting policy for revenue recognition is set forth under Summary of Significant Accounting Policies below.
Other Recent Accounting Pronouncements not yet Adopted
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This ASU amends the definition of a hosting arrangement and requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software” to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption is permitted and either retrospective or prospective application is required for all implementation costs incurred after the date of adoption. We plan to adopt this guidance prospectively as of December 31, 2018, the beginning of fiscal year 2019, and we do not expect that the adoption will have any material impact on our results of operations.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which amends ASC 350 "Intangibles - Goodwill and Other". This ASU simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based upon the amount of a reporting unit's carrying value in excess of its fair value; thus, eliminating what is currently known as "Step 2" under the current guidance. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption is permitted and prospective application is required. We plan to adopt this guidance prospectively as of December 31, 2018, the beginning of fiscal year 2019, and we do not expect the adoption to have a material impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will replace the existing guidance in ASC 840, "Leases." This standard was supplemented by ASUs 2018-10 and 2018-11 in July 2018. The updated standards aim to increase transparency and comparability among organizations by requiring lessees to recognize right of use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The transition option in ASU 2018-11 allows entities to not apply the standards to the comparative periods they present in their financial statements in the year of adoption. These ASUs are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted. We will adopt these standards as of December 31, 2018, the beginning of fiscal year 2019, and will apply the standards prospectively. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. Lease payments will be recognized in the consolidated statements of comprehensive income on a straight-line basis over the lease term.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have completed our procedures relating to the adoption of the standard, which will result in the recognition of a right of use asset and lease liability for our operating leases of $108.0 million and $113.9 million, respectively, as of December 31, 2018. The difference between the opening right of use asset and lease liability amounts is due to the reclassification of the existing deferred rent liability balance against the opening right of use assets to which it related. Our operating leases include leases for real estate and machinery and equipment and we have no material finance leases. We do not believe the standard will materially affect our consolidated net income, liquidity or compliance with our debt covenants under our current agreements.
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
(b) Translation of consolidated financial statements into U.S. dollars:
These consolidated financial statements are expressed in U.S. dollars. The accounts of the majority of our self-sustaining foreign operations are maintained in functional currencies other than the U.S. dollar. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. For our foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within other income, net of expense, in the consolidated statements of comprehensive income. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income for the periods presented.
(c) Cash and cash equivalents:
Cash includes cash equivalents which are short-term highly liquid investments with original maturities of three months or less.
(d) Restricted cash:
Restricted cash includes cash we have placed as collateral for letters of credit.
(e) Accounts receivable:
We record accounts receivable as our products are received by our customers. Our customers are primarily retailers, distributors and contractors. We record an allowance for doubtful accounts for known collectability issues, as such issues relate to specific transactions or customer balances. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are expensed as bad debt and payments subsequently received are credited to the bad debt expense account, included within selling, general and administration expense in the consolidated statements of comprehensive income. Generally, we do not require collateral for our accounts receivable.
(f) Inventories:
Raw materials are valued at the lower of cost or market value, where market value is determined using replacement cost. Finished goods are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. In determining the net realizable value, we consider factors such as yield, turnover, expected future demand and past experience.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(h) Goodwill:
We use the acquisition method of accounting for all business combinations, and we evaluate all business combinations for intangible assets that should be recognized apart from goodwill. Goodwill adjustments are recorded for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of acquisition) for new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
When developing our discounted cash flow analyses, a number of significant assumptions and estimates are involved to forecast operating cash flows, including future sales growth, margin growth, benefits from restructuring initiatives, income tax rates, capital spending, business initiatives and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved operating plans for the early years and historical relationships and long-term economic outlooks for our industry in later years. The weighted average cost of capital (“WACC”) rate is estimated for each specific reporting unit. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analyses.
The performance of our 2018 annual impairment test based on the inputs outlined above did not result in any impairment of our goodwill. The resulting fair values of each reporting unit tested based upon such inputs exceeded their respective carrying values by greater than 10%. Further, had the WACC rate of each of our reporting units been hypothetically increased by 100 basis points, the fair values of each reporting unit would still have exceeded their respective carrying values. To the extent that future operating results of the reporting units do not meet the forecasted cash flow projections, we can provide no assurance that a future goodwill impairment charge would not be incurred.
There were no impairment charges recorded against goodwill in 2016 or 2017 and we have not materially changed our methodology for goodwill impairment testing for the years presented.
(i) Intangible assets:
Intangible assets with definite lives include customer relationships, non-compete agreements, patents, system software development, supply agreements and acquired trademarks and tradenames. Definite lived intangible assets are amortized over their estimated useful lives. Information pertaining to the estimated useful lives of intangible assets is as follows:

Estimated Useful Life
Customer relationships	Over expected relationship period, not exceeding 10 years
Non-compete agreements	Straight-line over life of the agreement
Patents	Over expected useful life, not exceeding 17 years
System software development	Over expected useful life
Supply agreements	Straight-line over life of the agreement
Acquired trademarks and tradenames	Straight-line over expected useful life

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
(k) Employee future benefits:
We maintain defined benefit pension plans. Earnings are charged with the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plans’ expected investment yields, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. Service cost components are recognized within cost of goods sold and non-service cost components are recognized within other income, net of expense, in the consolidated statements of comprehensive income. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation or fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members.
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
Restructuring-related costs are presented separately in the consolidated statements of comprehensive income whereas non-restructuring severance benefits are charged to cost of goods sold or selling, general and administration expense depending on the nature of the job responsibilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(n) Share based compensation expense:
We have a share based compensation plan, which is described in detail in Note 11. We apply the fair value method of accounting using comprehensive valuation models, including the Black-Scholes-Merton option pricing model, to determine the compensation expense.
(o) Revenue recognition:
Revenue from the sale of products is recognized when control of the promised goods is transferred to our customers based on the agreed-upon shipping terms, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Volume rebates, expected returns, discounts and other incentives to customers are considered variable consideration and we estimate these amounts based on the expected amount to be provided to customers and reduce the revenues we recognize accordingly. Sales taxes and value added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken possession of our goods are treated as a fulfillment cost and are not considered a separate performance obligation. Shipping and other transportation costs charged to customers are recorded in both revenues and cost of goods sold in the consolidated statements of comprehensive income.
(p) Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs within accrued expenses on the consolidated balance sheets, based on historical experience and we periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Balance at beginning of period	$2,189	$2,717	$3,318
Additions charged to expense	6,965	5,715	3,219
Deductions	(4,884)	(6,243)	(3,820)
Balance at end of period	$4,270	$2,189	$2,717

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(q) Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of comprehensive income and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.
(r) Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income. Advertising costs were $12.6 million, $12.9 million and $9.3 million in the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.
(s) Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income. These costs exclude the significant investments in other areas such as advanced automation and e-commerce. Research and development costs were $7.3 million, $7.5 million and $6.7 million in the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.
(t) Insurance losses and proceeds:
All involuntary conversions of property, plant and equipment are recorded as losses within loss (gain) on disposal of property, plant and equipment, which is included within selling, general and administration expense in the consolidated statements of comprehensive income and as reductions to property, plant and equipment in the consolidated balance sheets. Any subsequent proceeds received for insured losses of property, plant and equipment are also recorded as gains within loss (gain) in disposal of property, plant and equipment, and are classified as cash flows from investing activities in the consolidated statements of cash flows in the period in which the cash is received. Proceeds received for business interruption recoveries are recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income and are classified as cash flows from operating activities in the consolidated statements of cash flows in the period in which an acknowledgment from the insurance carrier of settlement or partial settlement of a non-refundable nature has been presented to us.
(u) Discontinued operations:
We account for discontinued operations by segregating assets, liabilities and earnings (net of tax) in the consolidated balance sheets and consolidated statements of comprehensive income, respectively. Operations are classified as discontinued when the operations and cash flows of the component has been or will be eliminated as a result of a disposal transaction and represents a strategic shift that has or will have a major impact on our operations and financial results.
During the year ended December 30, 2018, a change in circumstance required us to reassess the classification of our discontinued operations in the consolidated statements of comprehensive income. All of our previously-presented discontinued operations resulted from analyses performed prior to the adoption of ASU 2014-08, Reporting Discontinued Operations, and as such the reassessment was performed under the same prior guidance. The determination was made that the operations previously comprising our discontinued operations should no longer be classified as discontinued operations and this change in classification was effected for the year ended December 30, 2018, as well as retrospectively reclassified in the prior periods presented. This resulted in the reclassification of $0.6 million and $0.8 million of losses from discontinued operations into other income, net of expense, for the years ended December 31, 2017, and January 1, 2017, respectively. Additionally, we reclassified $1.9 million of land value relating to our forestland in Costa Rica out of long-term assets of discontinued operations (part of other assets) and into property, plant and equipment on the consolidated balance sheet as of December 31, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(v) Equity investments:
We account for investments in affiliates of between 20% and 50% ownership, over which we have significant influence, using the equity method. We record our share of earnings of the affiliate within other income, net of expense, in the consolidated statements of comprehensive income and dividends as a reduction of the investment in the affiliate in the consolidated balance sheets when declared.
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
(x) Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2018, there were no material changes in the methods or policies used to establish estimates and assumptions. Matters subject to significant estimation and judgment include the valuation of the allowance for doubtful accounts; the realizable values of inventories; the valuation of acquired tangible assets and liabilities; the determination of the fair value of financial instruments; the determination of the fair value of goodwill and intangible assets and the useful lives of intangible assets and long-lived assets, as well as the determination of impairment thereon; the determination of obligations under employee future benefit plans; the determination of the valuation of share based awards; and the recoverability of deferred tax assets and uncertain tax positions. Actual results may differ significantly from our estimates.
2. Acquisitions and Dispositions
2018 Acquisitions
On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. (“BWI”) for cash consideration of $22.1 million, net of cash acquired. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services. The excess purchase price over the fair value of net assets acquired of $3.3 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing North American Residential business and the goodwill is deductible for tax purposes.
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
The fair value of assets acquired and liabilities assumed in the 2018 Acquisitions are as follows:

(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Accounts Receivable	$9,215	$—	$8,590	$17,805
Inventory	10,736	6,090	5,059	21,885
Property, plant and equipment	2,222	19,557	8,196	29,975
Goodwill	3,349	10,996	33,623	47,968
Intangible assets	2,970	2,750	62,873	68,593
Accounts payable and accrued expenses	(6,645)	(426)	(10,418)	(17,489)
Deferred income taxes	—	—	(11,546)	(11,546)
Other assets and liabilities, net	240	—	(68)	172
Cash consideration, net of cash acquired	$22,087	$38,967	$96,309	$157,363

The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The fair values of tangible assets acquired and liabilities assumed from the BWI acquisition were based upon preliminary calculations and valuations and the estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary area of the preliminary estimate which is not yet finalized relates to deferred income taxes, which could also impact goodwill during the measurement period. We finalized the Graham & Maiman and DW3 purchase price allocations during the year ended December 30, 2018. The gross contractual value of acquired trade receivables was $9.3 million and $9.1 million for the BWI and DW3 acquisitions, respectively.
Intangible assets acquired from the 2018 Acquisitions consist of the following:

(In thousands)	BWI	Expected Useful Life (Years)	Graham & Maiman	Expected Useful Life (Years)	DW3	Expected Useful Life (Years)
Customer relationships	$1,200	10.0	$2,400	10.0	$49,554	10.0
Trademarks and trade names	900	10.0	350	1.5	11,785	10.0
Patents	—		—		1,420	10.0
Other	870	2.2	—		114	3.0
Total intangible assets acquired	$2,970		$2,750		$62,873

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2018 Acquisitions which have been included in the consolidated statements of comprehensive income for the periods indicated subsequent to the acquisition date.

	Year Ended December 30, 2018
(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$13,168	$38,901	$68,474	$120,543
Net income (loss) attributable to Masonite	(1,231)	314	6,712	5,795

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

The fair values of intangible assets acquired are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Intangible assets acquired from A&F consist of customer relationships and are being amortized over the weighted average amortization period of ten years. The intangible assets are not expected to have any residual value. The gross contractual value of acquired trade receivables was $2.2 million for the A&F acquisition.
The following schedule represents the amounts of net sales and net income attributable to Masonite from the A&F acquisition which have been included in the consolidated statements of comprehensive income for the periods indicated subsequent to the acquisition date.

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017
Net sales	$15,540	$3,883
Net income attributable to Masonite	1,684	825

2016 Acquisition
On November 3, 2016, we completed the acquisition of FyreWerks, Inc. (“FyreWerks”), based in Westminster, Colorado. We acquired 100% of the equity interests in FyreWerks for consideration of $8.0 million, net of cash acquired. FyreWerks manufactures certified fire door and frame cores for use with architectural stile and rail wood panel doors and door frames. The excess purchase price over the fair value of net assets acquired of $7.3 million was allocated to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

goodwill in our Architectural segment. The goodwill principally represents anticipated synergies from FyreWerks' integration into our existing Architectural door business. Under Section 338 of the Internal Revenue Code, the acquisition was treated as if it was an asset purchase. Generally, the tax basis of the assets will equal the fair market value at the time of the acquisition and the goodwill is deductible for tax purposes. The purchase price allocation, net sales and net income attributable to Masonite for FyreWerks are not presented as they were not material for any period presented.
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

	Year Ended December 30, 2018
(In thousands, except per share amounts)	Masonite	BWI	Graham & Maiman	DW3	Intercompany Eliminations	Pro Forma
Net sales	$2,170,103	$77,110	$26,887	$4,918	$(32,720)	$2,246,298
Net income attributable to Masonite	92,710	436	89	81	—	93,316

Basic earnings per common share	$3.38					$3.40
Diluted earnings per common share	3.33					3.35

	Year Ended December 31, 2017
(In thousands, except per share amounts)	Masonite	BWI	Graham & Maiman	DW3	A&F	Intercompany Eliminations	Pro Forma
Net sales	$2,032,925	104,291	65,468	58,086	$11,104	$(43,543)	$2,228,331
Net income attributable to Masonite	151,739	(1,811)	145	2,035	1,299	—	153,407

Basic earnings per common share	$5.18						$5.24
Diluted earnings per common share	5.09						5.15

	Year Ended January 1, 2017
(In thousands, except per share amounts)	Masonite	A&F	Pro Forma
Net sales	$1,973,964	$13,861	$1,987,825
Net income attributable to Masonite	98,622	999	99,621

Basic earnings per common share	$3.25		$3.28
Diluted earnings per common share	3.17		3.20

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dispositions
Hungary
On June 28, 2017, we completed the liquidation of our legal entity in Hungary. As a result, we recognized $0.2 million of cumulative translation loss in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the year ended December 31, 2017.
Africa
During 2016, we received $15.1 million as final pre-tax proceeds from the sale of our equity interest in our South African subsidiary, which had been reflected as a $10.0 million investment in our consolidated balance sheets prior to receipt of proceeds. Upon receipt of these proceeds, our equity interest in our South African subsidiary was eliminated and we accordingly reduced the value of our cost investment in the subsidiary to zero and recorded a gain on disposal of subsidiaries of $5.1 million in the year ended January 1, 2017.
Romania
On April 22, 2016, we completed the liquidation of our legal entity in Romania. As a result, we recognized a $1.4 million cumulative translation gain in loss (gain) on disposal of subsidiaries from accumulated other comprehensive income during the year ended January 1, 2017.
3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, and retail home centers. Our ten largest customers accounted for 54.6% and 56.2% of total accounts receivable as of December 30, 2018, and December 31, 2017, respectively. Our largest customer, The Home Depot, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of December 30, 2018, and December 31, 2017. Our second largest customer, Lowe's Co. Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2017. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either December 30, 2018, or December 31, 2017.
The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Balance at beginning of period	$1,785	$1,010	$3,125
Additions charged to expense	676	793	103
Deductions	(352)	(18)	(2,218)
Balance at end of period	$2,109	$1,785	$1,010

We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	December 30, 2018	December 31, 2017
Raw materials	$189,145	$172,960
Finished goods	69,026	68,851
Provision for obsolete or aged inventory	(7,764)	(7,769)
Inventories, net	$250,407	$234,042

We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Balance at beginning of period	$7,769	$5,747	$6,508
Additions charged to expense	3,146	3,283	1,724
Deductions	(3,151)	(1,261)	(2,485)
Balance at end of period	$7,764	$7,769	$5,747

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	December 30, 2018	December 31, 2017
Land	$30,653	$28,723
Buildings	179,888	176,077
Machinery and equipment	724,431	661,026
Property, plant and equipment, gross	934,972	865,826
Accumulated depreciation	(325,219)	(290,334)
Property, plant and equipment, net	$609,753	$575,492

Total depreciation expense was $59.1 million, $57.5 million, and $57.6 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
January 1, 2017	$2,843	$32,410	$94,033	$129,286
Goodwill from 2017 acquisitions	—	—	5,895	5,895
Foreign exchange fluctuations	24	3,021	223	3,268
December 31, 2017	2,867	35,431	100,151	138,449
Goodwill from 2018 acquisitions	3,349	33,623	10,996	47,968
Foreign exchange fluctuations	(27)	(5,834)	(259)	(6,120)
December 30, 2018	$6,189	$63,220	$110,888	$180,297

We performed a quantitative impairment test of each of our reporting units during the fourth quarter of 2018 and determined that goodwill was not impaired.
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	December 30, 2018			December 31, 2017
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$173,637	$(81,220)	$92,417	$146,802	$(77,441)	$69,361
Patents	31,363	(21,840)	9,523	29,795	(20,250)	9,545
Software	32,660	(29,296)	3,364	30,274	(28,073)	2,201
Trademarks and trade names	33,784	(3,948)	29,836	—	—	—
Other	971	(97)	874	6,555	(4,926)	1,629
Total definite life intangible assets	272,415	(136,401)	136,014	213,426	(130,690)	82,736
Indefinite life intangible assets:
Trademarks and trade names	76,031	—	76,031	99,748	—	99,748
Total intangible assets	$348,446	$(136,401)	$212,045	$313,174	$(130,690)	$182,484

During the year ended December 30, 2018, we reassessed certain trade names that were previously classified as indefinite-lived, and as a result of this assessment, we reclassified $20.7 million of trade names into definite-lived and began to amortize them consistent with their expected useful lives. The remaining increase in definite-lived trademarks and trade names is due to the trade names acquired during the year ended December 30, 2018, as described in Note 2. Amortization of intangible assets was $27.7 million, $24.2 million and $24.0 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated future amortization of intangible assets with definite lives as of December 30, 2018, is as follows:

(In thousands)
Fiscal year:
2019	$28,329
2020	22,168
2021	18,569
2022	15,123
2023	13,641

7. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	December 30, 2018	December 31, 2017
Accrued payroll	$39,823	$38,296
Accrued rebates	36,711	34,488
Accrued interest	14,570	10,688
Other accruals	56,241	43,287
Total accrued expenses	$147,345	$126,759

8. Long-Term Debt

(In thousands)	December 30, 2018	December 31, 2017
5.625% senior unsecured notes due 2023	$500,000	$625,000
5.75% senior unsecured notes due 2026	300,000	—
Unamortized premium on 2023 Notes	3,684	5,714
Debt issuance costs	(8,394)	(6,635)
Capital lease obligations	13	378
Other long-term debt	1,095	1,200
Total long-term debt	$796,398	$625,657

Interest expense related to our consolidated indebtedness under senior unsecured notes was $38.7 million, $29.7 million and $27.8 million for years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

million aggregate principal amount of the 2023 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Subsequent to the closing of the 2026 Notes offering, the 2023 Notes were partially redeemed, with that portion of the notes considered extinguished as of September 12, 2018. Under the terms of the indenture governing the 2023 Notes, we paid the applicable premium of $5.3 million. Additionally, the proportionate shares of the unamortized premium of $1.0 million and unamortized debt issuance costs of $1.1 million relating to the 2023 Notes were written off in conjunction with the partial extinguishment of the 2023 Notes. The resulting loss on extinguishment of debt was $5.4 million and is recorded as part of income (loss) from continuing operations before income tax expense (benefit) in the consolidated statements of comprehensive income. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
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
The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Minimum payments, for the following future periods, under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more consist of the following:

(In thousands)
Fiscal year:
2019	$24,249
2020	23,904
2021	18,823
2022	14,333
2023	12,389
Thereafter	49,781
Total future minimum lease payments	$143,479

Total rent expense, including non-cancelable operating leases and month-to-month leases, was $32.3 million, $28.8 million and $26.3 million for years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.
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
Legal Proceedings
On October 19, 2018, a purported class action complaint was filed against us and JELD-WEN, Inc. (“Jeld-Wen”) in the United States District Court for the Eastern District of Virginia, Richmond Division, alleging, among other things, that defendants conspired to fix prices on, and to eliminate competition with respect to, interior molded doors. The complaint asserts violations of Section 1 of the Sherman Act and seeks treble damages and costs of suit, including reasonable attorneys’ fees, prejudgment and post-judgment interest, and injunctive relief. On December 11, 2018, a purported class action complaint with substantially similar allegations under various state antitrust or unfair competition laws and the Sherman Act was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, by several individuals and companies purporting to represent classes of certain indirect purchasers of interior molded doors. The complaint seeks damages (including statutory minimum, multiple, or exemplary damages, where available), reasonable attorneys’ fees, prejudgment and post-judgment interest, and injunctive relief. Several other complaints with substantially similar allegations were subsequently filed in the same court by additional plaintiffs who also sought to represent purported classes of direct or indirect purchasers seeking similar damages and relief. These multiple complaints have been consolidated into two proceedings-one for direct purchasers and another for indirect purchasers-both before the same judge in the United States District Court for the Eastern District of Virginia, Richmond Division. On January 17, 2019 we filed a motion to transfer the proceedings from the Eastern District of Virginia to either the Middle District of Florida or Delaware. We intend to move to dismiss all of the claims in both the direct purchaser and end-purchaser complaints. While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition or results of operations.
In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Contract assets are represented by our trade accounts receivable balances on the consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of either December 30, 2018, or December 31, 2017. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the years ended December 30, 2018, December 31, 2017, or January 1, 2017.
11. Share Based Compensation Plans
Share-based compensation expense was $7.7 million, $11.6 million and $18.8 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. As of December 30, 2018, the total remaining unrecognized compensation expense related to share based compensation amounted to $10.6 million, which will be amortized over the weighted average remaining requisite service period of 1.4 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award, and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income. All forfeitures are accounted for as they occur. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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
On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board believes awards granted will help to attract, motivate and retain

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of December 30, 2018, there were 947,921 shares of common stock available for future issuance under the 2012 Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other income (loss) in the consolidated statements of comprehensive income. The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of December 30, 2018, the liability and asset relating to deferred compensation had a fair value of $6.0 million and $6.2 million, respectively. As of December 31, 2017, the liability and asset relating to deferred compensation had a fair value of $5.5 million and $5.6 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of comprehensive income.
As of December 30, 2018, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
The total fair value of SARs vested was $0.7 million, $0.4 million and $2.4 million, in the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Twelve months ended December 30, 2018	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	537,930	$23,263	$32.00	4.5
Granted	69,752		65.00
Exercised	(93,369)	4,731	18.03
Outstanding, end of period	514,313	$7,254	$39.01	4.6

Exercisable, end of period	391,428	$7,254	$30.20	3.4

Twelve months ended December 31, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	790,290	$32,659	$24.47	4.6
Granted	59,265		77.00
Exercised	(281,444)	16,378	17.96
Forfeited	(30,181)		54.28
Outstanding, end of period	537,930	$23,263	$32.00	4.5

Exercisable, end of period	443,998	$22,588	$24.28	3.7

Twelve months ended January 1, 2017	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	891,147	$36,681	$20.07	4.9
Granted	121,805		58.37
Exercised	(176,416)	8,954	17.09
Forfeited	(46,246)		57.47
Outstanding, end of period	790,290	$32,659	$24.47	4.6

Exercisable, end of period	712,331	$32,080	$20.77	4.1

The value of SARs granted in the year ended December 30, 2018, as determined using the Black-Scholes Merton valuation model, was $1.3 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our public industry peers’ common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

	2018 Grants	2017 Grants	2016 Grants
SAR value (model conclusion)	$18.63	$22.65	$16.78
Risk-free rate	2.7%	2.0%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	22.8%	25.8%	26.2%
Expected term (years)	6.0	6.0	6.0

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

	Year Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	417,598	$66.14	501,926	$58.51	526,930	$49.31
Granted	227,487	63.55	163,835	78.29	186,924	58.29
Performance adjustment (1)	25,046	63.49	78,212	54.73	101,759	23.58
Delivered	(169,830)		(197,255)		(234,791)
Withheld to cover (2)	(45,117)		(58,739)		(61,894)
Forfeited	(26,157)		(70,381)		(17,002)
Outstanding, end of period	429,027	$66.03	417,598	$66.14	501,926	$58.51
____________
(1) Performance-based RSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

(2)
A portion of the vested RSUs delivered were net share settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

Approximately one-half of the RSUs granted during the year ended December 30, 2018, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended December 30, 2018, was $14.5 million and is being recognized over the weighted average requisite service period of 2.5 years. During the year ended December 30, 2018, there were 214,947 RSUs vested at a fair value of $13.8 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring Costs
Over the past several years, we have engaged in a series of restructuring programs related to exiting certain geographies and non-core businesses, consolidating certain internal support functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and lease termination costs. Management continues to evaluate our business; therefore, in future years, there may be additional provisions for new plan initiatives, as well as changes in previously recorded estimates, as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for certain assets sold, abandoned or made obsolete as a result of these programs. The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Total
2018 Plan	$275	$1,349	$1,624
Total Restructuring Costs	$275	$1,349	$1,624

	Year Ended December 31, 2017
(In thousands)	Europe	Architectural	Corporate & Other	Total
2016 Plan	$—	2,394	—	$2,394
2015 Plan	—	—	(7)	(7)
2014 Plan	—	—	(1,510)	(1,510)
Other	(27)	—	—	(27)
Total Restructuring Costs	$(27)	$2,394	$(1,517)	$850

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Corporate & Other	Total
2016 Plan	$—	$1,313	$—	$1,313
2015 Plan	19	—	113	132
Total Restructuring Costs	$19	$1,313	$113	$1,445

	Cumulative Amount Incurred Through
	December 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2018 Plan	$275	$1,349	$—	$—	$1,624
2016 Plan	—	—	3,707	—	3,707
2015 Plan	—	2,335	—	3,274	5,609
2014 Plan	—	—	—	7,993	7,993
Total Restructuring Costs	$275	$3,684	$3,707	$11,267	$18,933

During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which will result in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of December 30, 2018, we expect to incur approximately $2 million of additional charges related to the 2018 Plan.
During 2016, we began implementing a plan (the "2016 Plan") to close one manufacturing facility in the Architectural segment, which included the reduction of approximately 140 positions. The 2016 Plan was implemented to improve our cost structure and enhance operational efficiencies. Costs associated with the 2016 Plan include closure costs and severance and the 2016 Plan is substantially completed. As of December 30, 2018, we do not expect to incur any future charges relating to the 2016 Plan.
During 2015, we began implementing a multi-year plan to reorganize and consolidate certain aspects of our global head office (the "2015 Plan"). The 2015 Plan includes the creation of a new shared services function and the rationalization of certain of our European facilities, including related headcount reductions. The 2015 Plan was implemented in response to the need for more effective business processes enabled by the planned implementation of our new enterprise resource planning system in our architectural business as well as ongoing weak market conditions in Africa and Europe outside of the United Kingdom. Costs associated with the 2015 Plan included severance and closure charges and are substantially completed. As of December 30, 2018, we do not expect to incur any material future charges for the 2015 Plan.
On August 20, 2014, the Board of Directors of Masonite Israel Ltd. (“Israel”), one of our wholly-owned subsidiaries, decided to voluntarily seek a Stay of Proceedings from the Israeli courts in an attempt to restructure the business (the “2014 Plan”). The court filing was made on August 21, 2014, and the court appointed a trustee to oversee the operation of the business. On June 28, 2017 the Stay of Proceedings was finalized, which resulted in a settlement payment to us as creditor in the amount of $1.1 million, which was recorded as a reduction to restructuring costs. As of December 30, 2018, we do not expect to incur any future charges relating to the 2014 Plan.
Other plans initiated in prior years did not have a material impact on the consolidated statements of comprehensive income or consolidated statements of cash flows for the years ended December 30, 2018, December 21, 2017, or January 1, 2017, or on the consolidated balance sheets as of December 30, 2018, or December 31, 2017.
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 31, 2017	Severance	Closure Costs	Cash Payments	December 30, 2018
2018 Plan	$—	$859	$765	$(1,028)	$596
2016 Plan	90	—	—	(90)	—
Other	194	—	—	(136)	58
Total	$284	$859	$765	$(1,254)	$654

(In thousands)	January 1, 2017	Severance	Closure Costs	Cash (Payments) Receipts	December 31, 2017
2016 Plan	$1,300	$116	$2,278	$(3,604)	$90
2015 Plan	282	(7)	—	(275)	—
2014 Plan	426	—	(1,510)	1,084	—
Other	465	—	(27)	(244)	194
Total	$2,473	$109	$741	$(3,039)	$284

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	January 3, 2016	Severance	Closure Costs	Cash Payments	January 1, 2017
2016 Plan	$—	$1,313	$—	$(13)	$1,300
2015 Plan	774	107	25	(624)	282
2014 Plan	442	—	—	(16)	426
Other	1,174	—	—	(709)	465
Total	$2,390	$1,420	$25	$(1,362)	$2,473

13. Asset Impairment
During the year ended December 30, 2018, we recognized non-cash asset impairment charges of $5.2 million related to one asset group in the Europe segment, as a result of the 2018 Plan. This amount was determined based upon the excess of the asset group's carrying value of property, plant and equipment and definite-lived intangible assets over the fair value of such assets, determined using a discounted cash flows approach. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for the asset group and a market value for the asset group's property, plant and equipment. The fair value of the asset group was determined to be $3.2 million, solely based upon the market value of the property, plant and equipment, compared to a book value of $8.4 million, with the difference representing the asset impairment charge recorded in the consolidated statements of comprehensive income.
During the year ended January 1, 2017, we recognized non-cash asset impairment charges of $1.5 million related to one asset group in the Architectural segment, as a result of the 2016 Plan. This amount was determined based upon the excess of the asset group's carrying value of property, plant and equipment over the fair value of such assets, determined using a discounted cash flows approach. This valuation was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows for the asset group and a salvage value for the asset group. The fair value of the asset group was determined to be $0.6 million, compared to a book value of $2.1 million, with the difference representing the asset impairment charge recorded in the consolidated statements of comprehensive income.
14. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Income before income tax expense (benefit):
Canada	$19,552	$25,617	$25,982
Foreign	100,805	103,804	99,947
Total income before income tax expense (benefit)	$120,357	$129,421	$125,929

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense (benefit) for income taxes consists of the following:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Current income tax expense (benefit):
Canada	$7,997	$7,293	$6,740
Foreign	5,253	(623)	2,129
Total current income tax expense:	13,250	6,670	8,869

Deferred income tax expense (benefit):
Canada	122	(22,287)	3,045
Foreign	10,441	(11,943)	9,873
Total deferred income tax expense (benefit):	10,563	(34,230)	12,918
Income tax expense (benefit)	$23,813	$(27,560)	$21,787

On December 22, 2017, Congress passed the U.S. Tax Cuts and Jobs Act (“Tax Reform”). Among other items, Tax Reform reduces the federal corporate tax rate to 21% effective January 1, 2018. Pursuant to ASC 740, we were required to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities upon enactment. Therefore, we recorded a net income tax benefit of $27.2 million as of December 31, 2017, primarily associated with the revaluation of our U.S. deferred taxes. We applied the guidance in SAB 118 when accounting for the enactment-date effects of Tax Reform in 2017 and throughout 2018. As of December 31, 2017, we had not completed our accounting for all of the enactment date income tax effects of Tax Reform under ASC 740. During the fourth quarter of 2018, we filed our 2017 U.S. federal income tax return and subsequently recorded the changes to the income tax provision that was estimated as of the December 31, 2017, reporting date. As of December 30, 2018, we have now completed our accounting for all of the enactment date income tax effects of Tax Reform.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Canadian statutory rate is 26.5%, 26.5% and 26.6% for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. A summary of the differences between expected income tax expense calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Income tax expense computed at statutory income tax rate	$31,895	$34,477	$33,710
Foreign rate differential	(4,926)	2,772	6,125
Permanent differences	(1,822)	1,527	1,159
Deconsolidation and disposition	(21)	(160)	(2,027)
Income attributable to a permanent establishment	1,873	347	637
Change in valuation allowance	3,878	(27,603)	(586)
Tax exempt income	(5,673)	(6,469)	(9,411)
Share based compensation	(737)	(7,583)	(6,080)
Income tax credits	(3,252)	(1,833)	(2,389)
Foreign exchange gains (losses)	(2,683)	770	(277)
Unrecognized tax benefits	646	(116)	2,232
Change in tax rate	(284)	1,209	(1,130)
Change in tax rate due to U.S. reform	—	(27,138)	—
Limitation on executive compensation	2,038	—	—
Withholding and other taxes	3,631	1,943	—
Other	(750)	297	(176)
Income tax expense (benefit)	$23,813	$(27,560)	$21,787

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets arise from available net operating losses and deductions. Our ability to use those net operating losses is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017
Deferred tax assets:
Non-capital loss carryforwards	$24,536	$34,605
Capital loss carryforwards	12,674	13,498
Deferred interest expense	8,990	8,671
Pension and post-retirement liability	3,410	4,493
Accruals and reserves currently not deductible for tax purposes	16,683	14,954
Share based compensation	3,314	6,137
Income tax credits	5,694	3,713
Other	2,114	3,875
Total deferred tax assets	77,415	89,946
Valuation allowance	(16,373)	(13,912)
Total deferred tax assets, net of valuation allowance	61,042	76,034
Deferred tax liabilities:
Plant and equipment	(64,831)	(60,571)
Intangibles	(35,740)	(30,578)
Basis difference in subsidiaries	(7,070)	(6,558)
Unrealized foreign exchange gain	(5,102)	(6,753)
Other	(1,912)	(2,495)
Total deferred tax liabilities	(114,655)	(106,955)
Net deferred tax liability	$(53,613)	$(30,921)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of December 30, 2018 and December 31, 2017, a valuation allowance of $16.4 million and $13.9 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Costa Rica, Luxembourg and the United Kingdom. Additionally, we have established valuations allowances on capital loss carryforwards in Canada. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Balance at beginning of period	$13,912	$36,800	$40,857
Additions charged to expense and other	12,590	5,566	2,433
Deductions	(10,129)	(28,454)	(6,490)
Balance at end of period	$16,373	$13,912	$36,800

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The losses carried forward for tax purposes are available to reduce future taxable income by $93.8 million. We can apply these losses against future taxable income as follows:

(In thousands)	Canada	United States	Other Foreign	Total
2019-2026	$—	$—	$5,230	$5,230
2027-2046	32,472	16,972	—	49,444
Indefinitely	—	—	39,128	39,128
Total tax losses carried forward	$32,472	$16,972	$44,358	$93,802

We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $3.7 million on these gross net operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of December 30, 2018, will be accounted for as a reduction of income tax expense.
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
As of December 30, 2018, and December 31, 2017, our unrecognized tax benefits were $9.1 million and $8.6 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of December 30, 2018 and December 31, 2017, are $6.7 million and $5.9 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Unrecognized tax benefit at beginning of period	$8,560	$9,004	$3,382
Gross increases in tax positions in current period	508	1,208	5,950
Gross decreases in tax positions in prior period	(244)	(464)	(335)
Gross increases in tax positions in prior period	274	1,336	271
Lapse of statute of limitations	(14)	(17)	(264)
Decrease due to change in tax rate	—	(2,507)	—
Unrecognized tax benefit at end of period	$9,084	$8,560	$9,004

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 30, 2018, December 31, 2017, and January 1, 2017, we recorded accrued interest of $0.5 million, $0.4 million and $0.5 million, respectively. Additionally, we have recognized a liability for penalties of $0.4 million, $0.4 million and $0.5 million, and interest of $3.3 million, $3.2 million and $5.5 million, respectively.
We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of December 30, 2018, our tax years for 2013 and 2012 are subject to Canadian income tax examinations. We are no longer subject to Federal tax examinations in the United States for years prior to 2015 (except to the extent of loss carryforwards in 2012 and prior years). However, we are subject to United States state and local income tax examinations for years prior to 2014.
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

(In thousands, except share and per share information)	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Net income attributable to Masonite	$92,710	$151,739	$98,622

Shares used in computing basic earnings per share	27,412,268	29,298,236	30,359,193
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	452,960	516,423	741,883
Shares used in computing diluted earnings per share	27,865,228	29,814,659	31,101,076

Basic earnings per common share attributable to Masonite	$3.38	$5.18	$3.25
Diluted earnings per common share attributable to Masonite	3.33	5.09	3.17

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	120,881	51,129	—

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.
16. Segment Information
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the United Kingdom and the Central Eastern Europe operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2026 and 2023 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm’s length basis, using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,458,957	$371,069	$340,609	$22,869	$2,193,504
Intersegment sales	(4,198)	(2,066)	(17,137)	—	(23,401)
Net sales to external customers	$1,454,759	$369,003	$323,472	$22,869	$2,170,103

Adjusted EBITDA	$202,465	$44,985	$37,742	$(17,256)	$267,936
Depreciation and amortization	31,425	24,638	19,667	11,942	87,672
Interest expense, net	—	—	—	39,008	39,008
Income tax expense	—	—	—	23,813	23,813

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,433,268	$295,862	$307,237	$23,605	$2,059,972
Intersegment sales	(4,338)	(3,936)	(18,773)	—	(27,047)
Net sales to external customers	$1,428,930	$291,926	$288,464	$23,605	$2,032,925

Adjusted EBITDA	$200,179	$33,820	$30,050	$(9,543)	$254,506
Depreciation and amortization	33,167	17,455	17,774	13,507	81,903
Interest expense, net	—	—	—	30,153	30,153
Income tax benefit	—	—	—	(27,560)	(27,560)

	Year Ended January 1, 2017
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,357,228	$305,710	$312,241	$23,607	$1,998,786
Intersegment sales	(5,926)	(4,543)	(14,353)	—	(24,822)
Net sales to external customers	$1,351,302	$301,167	$297,888	$23,607	$1,973,964

Adjusted EBITDA	$212,619	$39,028	$25,160	$(24,794)	$252,013
Depreciation and amortization	35,542	17,549	17,621	11,619	82,331
Interest expense, net	—	—	—	28,178	28,178
Income tax expense	—	—	—	21,787	21,787

As described in Note 1. Business Overview and Significant Accounting Policies, the adoption of ASU 2017-07 required a reclassification of prior periods' other income, net of expense. This resulted in a consolidated decrease of $1.1 million and $0.5 million to Adjusted EBITDA for the years ended December 31, 2017 and January 1, 2017, respectively, compared to the same figures previously presented. On a segment basis, Adjusted EBITDA for the Europe segment was increased by $0.3 million and $0.2 million for the years ended December 31, 2017 and January 1, 2017, respectively, while Adjusted EBITDA for the Corporate & Other category was decreased by $1.3 million and $0.7 million for the years ended December 31, 2017, and January 1, 2017, respectively, compared to the same figures previously-presented. Amounts for the segments do not sum to consolidated amounts due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of our consolidated Adjusted EBITDA to net income attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Adjusted EBITDA	$267,936	$254,506	$252,013
Less (plus):
Depreciation	59,089	57,528	57,604
Amortization	28,583	24,375	24,727
Share based compensation expense	7,681	11,644	18,790
Loss on disposal of property, plant and equipment	3,470	1,893	2,111
Restructuring costs	1,624	850	1,445
Asset impairment	5,243	—	1,511
Loss (gain) on disposal of subsidiaries	—	212	(6,575)
Interest expense, net	39,008	30,153	28,178
Loss on extinguishment of debt	5,414	—	—
Other income, net of expense	(2,533)	(1,570)	(1,707)
Income tax expense (benefit)	23,813	(27,560)	21,787
Net income attributable to non-controlling interest	3,834	5,242	5,520
Net income attributable to Masonite	$92,710	$151,739	$98,622

We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Net sales to external customers:
Interior products	$1,560,949	$1,407,041	$1,378,959
Exterior products	508,449	526,487	496,617
Components	100,705	99,397	98,388
Total	$2,170,103	$2,032,925	$1,973,964

Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Net sales to external customers from facilities in:
United States	$1,388,680	$1,333,223	$1,284,982
Canada	329,292	327,644	306,130
United Kingdom	328,669	253,564	262,854
Other	123,462	118,494	119,998
Total	$2,170,103	$2,032,925	$1,973,964

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the years ended December 30, 2018, December 31, 2017, and January 1, 2017, net sales to The Home Depot, Inc., were $385.3 million, $356.5 million and $316.2 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.
Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment used in continuing operations is as follows as of the dates indicated:

(In thousands)	December 30, 2018	December 31, 2017
United States	$412,072	$369,630
Canada	62,626	67,358
Other	135,055	138,504
Total	$609,753	$575,492

17. Employee Future Benefits
United States Defined Benefit Pension Plan
We have a defined benefit pension plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were frozen at various times in the past. The measurement date used for the accounting valuation of the defined benefit pension plan was December 30, 2018. Information about the U.S. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Components of net periodic benefit cost:
Service cost	$670	$811	$286
Interest cost	3,322	3,421	3,570
Expected return on assets	(6,253)	(5,852)	(5,373)
Amortization of actuarial net losses	1,149	1,113	1,070
Net pension benefit	$(1,112)	$(507)	$(447)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017
Pension assets:
Fair value of plan assets, beginning of year	$92,716	$83,550
Company contributions	5,000	5,000
Actual return on plan assets	(4,453)	10,704
Benefits paid	(5,730)	(5,915)
Administrative expenses paid	(541)	(623)
Fair value of plan assets, end of year	86,992	92,716
Pension liability:
Accrued benefit obligation, beginning of year	104,909	100,887
Current service cost	670	811
Interest cost	3,322	3,421
Actuarial loss (gain)	(7,459)	6,328
Benefits paid	(5,730)	(5,915)
Administrative expenses paid	(541)	(623)
Accrued benefit obligation, end of year	95,171	104,909
Net accrued benefit obligation, end of year	$8,179	$12,193

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

	Year Ended
	December 30, 2018		December 31, 2017
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$51,412	59.1%	$54,517	58.8%
Debt securities	32,361	37.2%	33,470	36.1%
Other	3,219	3.7%	4,729	5.1%
	$86,992	100.0%	$92,716	100.0%

Under our investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.S. defined benefit pension plan for 2018 is 60% equity securities, 38% debt securities and 2% of other securities. Our pension funds are not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Discount rate applied for:
Accrued benefit obligation	4.3%	3.6%	4.2%
Net periodic pension cost	3.6%	4.2%	4.5%
Expected long-term rate of return on plan assets	6.8%	7.0%	7.0%

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
United Kingdom Defined Benefit Pension Plan
We also have a defined benefit pension plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit pension plan was December 30, 2018. Information about the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Components of net periodic benefit cost:
Interest cost	$648	$685	$873
Expected return on assets	(990)	(429)	(640)
Amortization of actuarial net losses	142	—	—
Net pension expense (benefit)	$(200)	$256	$233

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017
Pension assets:
Fair value of plan assets, beginning of year	$25,141	$21,011
Company contributions	661	1,002
Actual return on plan assets	(1,106)	1,867
Benefits paid	(886)	(800)
Translation adjustment	(1,503)	2,061
Fair value of plan assets, end of year	22,307	25,141
Pension liability
Accrued benefit obligation, beginning of year	30,812	29,095
Interest cost	648	685
Actuarial gain	(962)	(833)
Benefits paid	(886)	(800)
Plan amendment	585	—
Translation adjustment	(1,894)	2,665
Accrued benefit obligation, end of year	28,303	30,812
Net accrued benefit obligation, end of year	$5,996	$5,671

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

	Year Ended
	December 30, 2018		December 31, 2017
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$10,207	45.8%	$11,855	47.2%
Debt securities	11,909	53.3%	12,949	51.5%
Other	191	0.9%	337	1.3%
	$22,307	100.0%	$25,141	100.0%

Under our investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit pension plan for 2018 is 50% equity securities and 50% debt securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Discount rate applied for:
Accrued benefit obligation	2.7%	2.4%	2.6%
Net periodic pension cost	2.4%	2.2%	2.3%
Expected long-term rate of return on plan assets	4.2%	4.0%	3.9%

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
The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income and the balance of such changes is included in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. The estimated actuarial net losses that will be amortized from AOCI into net periodic benefit cost during 2019 are $1.9 million.
As of December 30, 2018, the estimated future benefit payments from the U.S. and U.K. defined benefit pension plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2019	$6,924
2020	7,188
2021	7,435
2022	7,526
2023	7,593
2024 through 2028	38,486
Total estimated future benefit payments	$75,152

Expected contributions to the U.S. and U.K. defined benefit pension plans during 2019 are $6.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Accumulated Other Comprehensive Income and Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Accumulated foreign exchange losses, beginning of period	$(89,824)	$(127,433)	$(90,111)
Foreign exchange gain (loss)	(40,880)	38,758	(35,666)
Income tax expense on foreign exchange losses	(60)	(609)	—
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	—	212	(1,431)
Less: foreign exchange gain (loss) attributable to non-controlling interest	(834)	752	225
Accumulated foreign exchange losses, end of period	(129,930)	(89,824)	(127,433)

Accumulated pension and other post-retirement adjustments, beginning of period	(20,328)	(21,553)	(17,837)
Pension and other post-retirement adjustments	(4,754)	529	(5,941)
Income tax benefit on pension and other post-retirement adjustments	1,113	39	1,578
Amortization of actuarial net losses	1,291	1,113	1,070
Income tax expense on amortization of actuarial net losses	(311)	(456)	(423)
Accumulated pension and other post-retirement adjustments	(22,989)	(20,328)	(21,553)

Accumulated other comprehensive loss	$(152,919)	$(110,152)	$(148,986)

Other comprehensive income (loss), net of tax:	$(43,601)	$39,586	$(40,813)
Less: other comprehensive income (loss) attributable to non-controlling interest	(834)	752	225
Other comprehensive income (loss) attributable to Masonite	$(42,767)	$38,834	$(41,038)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss (gain) on disposal of subsidiaries in the year ended December 31, 2017, and restructuring costs relating to the 2014 Plan in the year ended January 1, 2017, in the consolidated statements of comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the consolidated statements of comprehensive income. Pension settlement charges are reclassified out of accumulated other comprehensive loss into other income, net of expense, in the consolidated statements of comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Supplemental Cash Flow Information
Certain cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Transactions involving cash:
Interest paid	$35,877	$27,396	$26,862
Interest received	1,304	381	279
Income taxes paid	10,858	10,169	9,475
Income tax refunds	124	68	1,469

The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	December 30, 2018	December 31, 2017
Cash and cash equivalents	$115,656	$176,669
Restricted cash	10,485	11,895
Total cash, cash equivalents and restricted cash	$126,141	$188,564

Property, plant and equipment additions in accounts payable were $8.7 million and $8.4 million as of December 30, 2018, and December 31, 2017, respectively.
During the fourth quarter of 2018, we provided debt financing to a distribution company via an interest-bearing note that is scheduled to mature in 2028. The interest-bearing note receivable is carried at amortized cost, with the interest payable in kind at the election of the borrower. This transaction is reflected as issuance of note receivable on the statements of cash flows and is recorded as a component of other assets on the consolidated balance sheets.
20. Variable Interest Entity
As of December 30, 2018, and December 31, 2017, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

(In thousands)	December 30, 2018	December 31, 2017
Current assets	$9,632	$7,213
Property, plant and equipment, net	9,327	11,344
Long-term deferred income taxes	4,306	5,472
Other assets	3,122	3,386
Current liabilities	(2,653)	(2,326)
Other long-term liabilities	(859)	(1,699)
Non-controlling interest	(3,835)	(4,029)
Net assets of the VIE consolidated by Masonite	$19,040	$19,361

Current assets include $5.7 million and $3.2 million of cash and cash equivalents as of December 30, 2018 and December 31, 2017, respectively. Assets recognized as a result of consolidating this VIE do not represent additional

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
21. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2026 Notes as of December 30, 2018, was $282.6 million, compared to a carrying value of $295.8 million. The estimated fair value of the 2023 Notes as of December 30, 2018, was $484.9 million, compared to a carrying value of $499.5 million, and as of December 31, 2017, was $653.6 million, compared to a carrying value of $624.1 million. This estimate is based on market quotes and calculations based on current market rates available to us and is categorized as having Level 2 valuation inputs as established by the FASB’s Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management’s expectations.
22. Subsequent Events
2019 Restructuring Plan
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce. The reorganization of our manufacturing capacity will involve specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions will take place beginning in the first quarter of 2019 (collectively, the “2019 Plan”). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of February 26, 2019, we expect to incur approximately $10 million to $15 million of charges related to the 2019 Plan.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024. The borrowing base is calculated based on a percentage of the value of selected U.S., Canadian and U.K. accounts receivable and inventory, less certain ineligible amounts. Obligations under the ABL Facility are secured by a first priority security interest in such accounts receivable, inventory and other related assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries. Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the U.S., Canadian or U.K. Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Adjusted LIBO Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur junior priority debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of February 26, 2019, there were no amounts outstanding under the ABL Facility.

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

	Quarter Ended
(In thousands, except per share information)	December 30, 2018	September 30, 2018	July 1, 2018	April 1, 2018
Net sales	$528,350	$557,148	$566,726	$517,879
Cost of goods sold	432,989	446,306	443,052	412,450
Gross profit	95,361	110,842	123,674	105,429
Selling, general and administration expenses	61,601	64,530	71,851	68,211
Restructuring costs	1,624	—	—	—
Asset impairment	5,243	—	—	—
Operating income	26,893	46,312	51,823	37,218
Interest expense, net	11,027	10,151	9,074	8,756
Loss on extinguishment of debt	—	5,414	—	—
Other income, net of expense	(724)	(948)	(839)	(22)
Income before income tax expense	16,590	31,695	43,588	28,484
Income tax expense	3,067	6,151	7,894	6,701
Net income	13,523	25,544	35,694	21,783
Less: net income attributable to non-controlling interest	1,176	748	953	957
Net income attributable to Masonite	$12,347	$24,796	$34,741	$20,826
Basic earnings per common share attributable to Masonite	$0.47	$0.90	$1.26	$0.74
Diluted earnings per common share attributable to Masonite	0.46	0.89	1.24	0.73

	Quarter Ended
	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
Net sales	$508,500	$517,503	$519,741	$487,181
Cost of goods sold	408,386	413,517	412,415	391,624
Gross profit	100,114	103,986	107,326	95,557
Selling, general and administration expenses	59,874	59,063	63,870	65,110
Restructuring costs	(136)	1,393	(700)	293
Loss on disposal of subsidiaries	—	—	212	—
Operating income	40,376	43,530	43,944	30,154
Interest expense, net	8,804	7,213	7,112	7,024
Other income, net of expense	(835)	(312)	(154)	(269)
Income before income tax expense (benefit)	32,407	36,629	36,986	23,399
Income tax expense (benefit)	(40,802)	5,989	8,932	(1,679)
Net income	73,209	30,640	28,054	25,078
Less: net income attributable to non-controlling interest	1,397	1,162	1,170	1,513
Net income attributable to Masonite	$71,812	$29,478	$26,884	$23,565
Basic earnings per common share attributable to Masonite	$2.52	$1.01	$0.90	$0.79
Diluted earnings per common share attributable to Masonite	2.48	1.00	0.89	0.77

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2018, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2018.
The effectiveness of our internal control over financial reporting as of December 30, 2018, has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included herein, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2018. See "Report of Independent Registered Public Accounting Firm" elsewhere in this Annual Report on Form 10-K.
As disclosed in Note 2 to the consolidated financial statements in Item 8 of this Annual Report, we acquired three businesses during the year ended December 30, 2018. In accordance with SEC regulations, Management excluded acquisitions completed during 2018 from our assessment of internal control over financial reporting as of December 30, 2018, which comprised 5.6% and 6.3% of our consolidated net sales and net income attributable to Masonite for the year ended December 30, 2018, respectively, and 11.2% of our consolidated total assets as of December 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on Internal Control over Financial Reporting
We have audited Masonite International Corporation and subsidiaries’ internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Masonite International Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three acquired entities, which are included in the 2018 consolidated financial statements of the Company and constituted 11% of total assets as of December 30, 2018 and 6% and 6% of net sales and net income attributable to Masonite, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the three acquired entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Masonite International Corporation and subsidiaries as of December 30, 2018 and December 31, 2017, and the related consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the two years in the period ended December 30, 2018 and December 31, 2017, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tampa, Florida
February 26, 2019

Item 9B. Other Information
Annual Meeting and Record Date. The Board of Directors has set the date of the 2019 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held in Tampa, Florida, on May 14, 2019, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 15, 2019.
Special Equity Retention Awards. On February 25, 2019, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors of Masonite International Corporation (the "Company") approved the grant of a special equity retention award consisting of time-based restricted stock units, as follows:

Name	Title	Amount	Vesting Terms
Randal A. White	Senior Vice President, Operations and Global Supply Chain	13,038	25% vesting on each of the first and second anniversaries of the date of grant, and 50% vesting on the third anniversary of the date of grant
Robert A. Paxton	Senior Vice President, Human Resources	8,692
Russell T. Tiejema	Executive Vice President and CFO	4,346
These awards are designed to strengthen the Company’s ability to retain Messrs. Tiejema, White and Paxton. With respect to Mr. Tiejema, the Board of Directors and the Committee believe he will continue to play an instrumental role interacting with shareholders to help ensure the alignment of the Company’s operating strategies with shareholder interests and value. With respect to Messrs. White and Paxton, the Board of Directors and the Committee believe that the Company’s MVantage lean enterprise operating system and associated employee development programs led by operations and human resources will play an important role in the Company’s ability to meet its future business and strategic objectives in light of recent slower growth in the U.S. housing industry.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2019 Annual General Meeting of Shareholders (the "2019 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Board and Committee Matters—Certain Legal Proceedings", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance; Board and Committee Matters—Corporate Governance Guidelines and Code of Ethics", "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters—Board Committees; Membership—Audit Committee".
The following table sets forth information as of February 26, 2019, regarding each of our executive officers:

Name	Age	Positions
Frederick J. Lynch	54	President and Chief Executive Officer and Director
Russell T. Tiejema	50	Executive Vice President and Chief Financial Officer
Randal A. White	48	Senior Vice President, Global Operations and Supply Chain
James A. "Tony" Hair	52	President, Global Residential
Robert E. Lewis	58	Senior Vice President, General Counsel and Secretary
Robert A. Paxton	45	Senior Vice President, Human Resources
Biographies
The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:
Frederick J. Lynch, (age 54) has served as President of Masonite since July 2006 and as President and Chief Executive Officer of Masonite since May 2007. Mr. Lynch has served as a Director of Masonite since June 2009. Mr. Lynch joined Masonite from Alpharma Inc., where he served as President of the human generics division and Senior Vice President of global supply chain from 2003 until 2006. Prior to joining Alpharma Inc. in 2003, Mr. Lynch spent nearly 18 years at Honeywell International Inc. (formerly AlliedSignal Inc.), most recently as vice president and general manager of the specialty chemical business. Mr. Lynch is a Director of Ingevity Corporation. In December 2018, Mr. Lynch announced his plan to retire as our President and Chief Executive Officer by the end of the second quarter of 2019. Mr. Lynch also plans to leave our Board of Directors in connection with his retirement.
Russell T. Tiejema, (age 50) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.
Randal A. White, (age 48) joined Masonite in September 2017 as Senior Vice President, Global Operations and Supply Chain. Prior to joining Masonite, Mr. White was with Joy Global, Inc., a leading manufacturer of high productivity mining equipment now operating as Komatsu Mining, where he served in various operations and manufacturing roles since 2008, most recently serving as the Vice President Operations, Supply Chain, Quality and Operational Excellence (Lean) since 2014. Prior to joining Joy Global, Inc., Mr. White held various marketing and operational positions with Magnum Magnetics Inc. and Cooper Crouse-Hinds.
James A. "Tony" Hair, (age 52) joined Masonite in November 2013 as Vice President and Business Leader for the Residential Door Business and he has served most recently as President of the Global Residential Door Business. Prior to joining Masonite, Mr. Hair was with Newell Rubbermaid, a global manufacturer and marketer of consumer and commercial products, from 2005 to 2013, most recently serving as Senior Vice President and General Manager of the

Décor Business Unit. Mr. Hair also held executive leadership positions in the Home Solutions and Tools business groups. Prior to joining Newell Rubbermaid, Mr. Hair held various engineering, supply chain and sales positions with Maytag Corporation.
Robert E. Lewis, (age 58) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2011. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.
Robert A. Paxton, (age 45) has served as Masonite’s Senior Vice President, Human Resources since February 2018. Prior to joining Masonite, Mr. Paxton was with Owens Corning, a global developer and producer of insulation, roofing and fiberglass composites, where he served as Vice President, Human Resources and Vice President, Business Integration from May 2010 to February 2018. Prior to joining Owens Corning, he served as Senior Vice President, Human Resources of Broadwind Energy from 2008 to 2010. Prior to joining Broadwind, he served Whirlpool Corporation in various human resources leadership roles from 2002 to 2008, most recently serving as Vice President, Global Human Resources from 2007 to 2008. Mr. Paxton began his career with British Petroleum in 1995.
Item 11. Executive Compensation
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2019 Proxy Statement. Such information will be included in the 2019 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report", "Executive Compensation" and "Corporate Governance; Board and Committee Matters—Compensation Interlocks and Insider Participation".
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2019 Proxy Statement. Such information will be included in the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2019 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters—Board Committees; Membership" and "Certain Relationships and Related Party Transactions".
Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2019 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	51
		Report of Independent Registered Public Accounting Firm	52
		Consolidated Statements of Comprehensive Income	53
		Consolidated Balance Sheets	54
		Consolidated Statements of Changes in Equity	55
		Consolidated Statements of Cash Flows	56
		Notes to the Consolidated Financial Statements	57
	2.	Financial Statement Schedules

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

4.3
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

10.1 #
Masonite International Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.2 #
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(a) #
Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2015)

Exhibit No.	Description
10.3(b) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Directors (incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(c) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(d) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(e) #
Form of Amendment to Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(f) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Directors (incorporated by reference to Exhibit 10.3(h) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on November 6, 2013)

10.3(g) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States employees (incorporated by reference to Exhibit 10.3(b) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on May 8, 2014)

10.3(h) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(f) to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on May 8, 2014)

10.3(i) #
Form of Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(k) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.3(j) #
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States employees (incorporated by reference to Exhibit 10.3(l) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.3(k) #
Performance Restricted Stock Unit Agreement Pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, dated as of November 5, 2015, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.3(k) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(l) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Directors (2015) (incorporated by reference to Exhibit 10.3(m) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(m) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (November 2015) (incorporated by reference to Exhibit 10.3(n) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(n) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (December 2015) (incorporated by reference to Exhibit 10.3(o) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(o) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(p) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

Exhibit No.	Description
10.3(p) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(q) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(q) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(r) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(r) #
Amendment No. 1 to Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan dated February 7, 2017 (incorporated by reference to Exhibit 10.3(s) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(s) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(t) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(t) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(u) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(u) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(v) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(v)* #	Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019)
10.3(w)* #	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019)
10.3(x)* #	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019)
10.4(a) #
Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(b) #
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for Directors (incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(c) #
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(c) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(d) #
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(e) #
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (incorporated by reference to Exhibit 10.4(e) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(f) #
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (incorporated by reference to Exhibit 10.4(f) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(g) #
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (2011 Grant) (incorporated by reference to Exhibit 10.4(g) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

Exhibit No.	Description
10.4(h) #
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (2011 Grant) (incorporated by reference to Exhibit 10.4(h) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(i) #
Form of Performance Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (2011 Grant) (incorporated by reference to Exhibit 10.4(i) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(j) #
Form of Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (Exchange Agreement) (incorporated by reference to Exhibit 10.4(j) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(k) #
Form of Stock Appreciation Rights Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan for United States Executives (Exchange Agreement) (incorporated by reference to Exhibit 10.4(k) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(l) #
Form of Amendment to Restricted Stock Unit Agreement Pursuant to the Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(l) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.4(m) #
Amendment No. 1 to Masonite Worldwide Holdings Inc. 2009 Equity Incentive Plan dated February 7, 2017 (incorporated by reference to Exhibit 10.4(m) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.5(a) #
Amended and Restated Employment Agreement, dated as of December 31, 2018, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 31, 2018)

10.5(b) #
Amended and Restated Employment Agreement, dated as of December 31, 2018, by and between Masonite International Corporation and Russell T. Tiejema (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 31, 2018)

10.5(c)* #	Amended and Restated Employment Agreement, dated as of December 31, 2018, by and between Masonite International Corporation and Randal A. White
10.5(d) #
Amended and Restated Employment Agreement, dated as of December 31, 2018, by and between Masonite International Corporation and James A. Hair (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 31, 2018)

10.5(e)* #	Amended and Restated Employment Agreement, dated as of December 31, 2018, by and between Masonite International Corporation and Robert A. Paxton
10.6(f) #
Offer Letter, dated as of August 31, 2017, by and between Masonite International Corporation and Randal A. White (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on September 12, 2017)

10.5(g)* #	Offer Letter, dated as of February 2, 2018, by and between Masonite International Corporation and Robert A. Paxton
10.6 #
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.7(a)
Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Masonite International Corporation, as Canadian borrower and parent borrower, Masonite Corporation and the other U.S. borrowers from time to time party thereto, as U.S. borrowers, Premdor Crosby Limited and the other U.K. borrowers from time to time party thereto, as U.K. Borrowers, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, Bank of America, N.A., as a syndication agent, and Royal Bank of Canada, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank and TD Bank, N.A., as co-documentation agents, Wells Fargo Bank, National Association, Bank of America, N.A., Royal Bank of Canada, and HSBC Bank USA, National Association, as joint lead arrangers and joint lead bookrunners (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

Exhibit No.	Description

10.7(b)
Amended and Restated U.S. Security Agreement, dated as of January 31, 2019, among Masonite Corporation, the other U.S. Borrowers from time to time party thereto and Wells, the U.S. Guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(c)
Amended and Restated Canadian Security Agreement, dated as of January 31, 2019, among Masonite International Corporation, as Canadian Borrower and the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(d)
Amended and Restated U.S. Guaranty, dated as of January 31, 2019, among Masonite Corporation, the other U.S. Borrowers from time to time party thereto, the U.S. Subsidiary Guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(e)
Amended and Restated Canadian Guarantee, dated as of January 31, 2019, among Masonite International Corporation and the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(f)
Guarantee and Debenture, dated as of January 31, 2019, among Premdor Crosby Limited (and others as Chargors) and Wells Fargo Bank, National Association (as Agent) (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm
23.2*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Denotes management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 26, 2019	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frederick J. Lynch	President and Chief Executive Officer and Director	February 26, 2019
Frederick J. Lynch	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	February 26, 2019
Russell T. Tiejema	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	February 26, 2019
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 26, 2019
Jody L. Bilney

/s/ Peter R. Dachowski	Director	February 26, 2019
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 26, 2019
Jonathan F. Foster

/s/ Thomas W. Greene	Director	February 26, 2019
Thomas W. Greene

/s/ Daphne E. Jones	Director	February 26, 2019
Daphne E. Jones

/s/ George A. Lorch	Director	February 26, 2019
George A. Lorch

/s/ William S. Oesterle	Director	February 26, 2019
William S. Oesterle

/s/ Francis M. Scricco	Director	February 26, 2019
Francis M. Scricco