Form 10-Q
period 2019-03-31
MASONITE INTERNATIONAL CORP
filed 2019-05-02
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
(800) 895-2723
(Registrant's telephone number, including area code)
____________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (no par value)	DOOR	New York Stock Exchange
(Title of class)	(Trading symbol)	(Name of exchange on which registered)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The registrant had outstanding 25,146,479 shares of Common Stock, no par value, as of April 29, 2019.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2018, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.
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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net sales	$530,311	$517,879
Cost of goods sold	418,207	412,450
Gross profit	112,104	105,429
Selling, general and administration expenses	78,100	68,211
Restructuring costs	3,740	—
Asset impairment	10,625	—
Loss on disposal of subsidiaries	4,605	—
Operating income	15,034	37,218
Interest expense, net	11,127	8,756
Other income, net of expense	(1,130)	(22)
Income before income tax expense	5,037	28,484
Income tax expense	58	6,701
Net income	4,979	21,783
Less: net income attributable to non-controlling interests	1,190	957
Net income attributable to Masonite	$3,789	$20,826

Basic earnings per common share attributable to Masonite	$0.15	$0.74
Diluted earnings per common share attributable to Masonite	$0.15	$0.73

Comprehensive income:
Net income	$4,979	$21,783
Other comprehensive income:
Foreign currency translation gain	13,991	5,774
Amortization of actuarial net losses	404	300
Income tax expense related to other comprehensive income	(93)	(100)
Other comprehensive income, net of tax:	14,302	5,974
Comprehensive income	19,281	27,757
Less: comprehensive income attributable to non-controlling interests	1,406	714
Comprehensive income attributable to Masonite	$17,875	$27,043

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	March 31, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$79,642	$115,656
Restricted cash	10,985	10,485
Accounts receivable, net	291,298	283,580
Inventories, net	255,499	250,407
Prepaid expenses	31,432	32,970
Income taxes receivable	3,181	3,495
Total current assets	672,037	696,593
Property, plant and equipment, net	598,064	609,753
Operating lease right-of-use assets	126,600	—
Investment in equity investees	14,372	13,474
Goodwill	182,898	180,297
Intangible assets, net	208,947	212,045
Deferred income taxes	29,451	28,509
Other assets	39,347	37,794
Total assets	$1,871,716	$1,778,465

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,523	$96,362
Accrued expenses	147,922	147,345
Income taxes payable	2,643	1,599
Total current liabilities	246,088	245,306
Long-term debt	796,586	796,398
Deferred income taxes	79,302	82,122
Long-term operating lease liabilities	114,426	—
Other liabilities	24,944	32,334
Total liabilities	1,261,346	1,156,160
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 25,314,850 and 25,835,664 shares issued and outstanding as of March 31, 2019, and December 30, 2018, respectively	567,490	575,207
Additional paid-in capital	214,294	218,988
Accumulated deficit	(45,852)	(30,836)
Accumulated other comprehensive loss	(138,833)	(152,919)
Total equity attributable to Masonite	597,099	610,440
Equity attributable to non-controlling interests	13,271	11,865
Total equity	610,370	622,305
Total liabilities and equity	$1,871,716	$1,778,465

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Total equity, beginning of period	$622,305	$735,902
Share capital:
Beginning of period	575,207	624,403
Common shares issued for delivery of share based awards	6,152	9,864
Common shares issued under employee stock purchase plan	517	516
Common shares repurchased and retired	(14,386)	(15,229)
End of period	567,490	619,554
Additional paid-in capital:
Beginning of period	218,988	226,528
Share based compensation expense	2,680	3,065
Common shares issued for delivery of share based awards	(6,152)	(9,864)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(1,090)	(2,422)
Common shares issued under employee stock purchase plan	(132)	(79)
End of period	214,294	217,228
Accumulated deficit:
Beginning of period	(30,836)	(18,150)
Net income attributable to Masonite	3,789	20,826
Common shares repurchased and retired	(18,805)	(28,962)
End of period	(45,852)	(26,286)
Accumulated other comprehensive loss:
Beginning of period	(152,919)	(110,152)
Other comprehensive income attributable to Masonite, net of tax	14,086	6,217
End of period	(138,833)	(103,935)
Equity attributable to non-controlling interests:
Beginning of period	11,865	13,273
Net income attributable to non-controlling interests	1,190	957
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	216	(243)
Dividends to non-controlling interests	—	(975)
End of period	13,271	13,012
Total equity, end of period	$610,370	$719,573

Common shares outstanding:
Beginning of period	25,835,664	28,369,877
Common shares issued for delivery of share based awards	116,252	166,248
Common shares issued under employee stock purchase plan	9,036	7,386
Common shares repurchased and retired	(646,102)	(691,783)
End of period	25,314,850	27,851,728

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	March 31, 2019	April 1, 2018
Net income	$4,979	$21,783
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	4,605	—
Depreciation	18,285	13,934
Amortization	7,597	6,585
Share based compensation expense	2,680	3,065
Deferred income taxes	(3,708)	3,619
Unrealized foreign exchange loss	272	692
Share of income from equity investees, net of tax	(898)	(311)
Pension and post-retirement funding, net of expense	(1,661)	(1,424)
Non-cash accruals and interest	(562)	382
Loss on sale of property, plant and equipment	2,913	612
Asset impairment	10,625	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,587)	(16,629)
Inventories	(5,902)	(1,644)
Prepaid expenses	1,986	(176)
Accounts payable and accrued expenses	(16,193)	(1,969)
Other assets and liabilities	80	(1,326)
Net cash flow provided by operating activities	18,511	27,193
Cash flows from investing activities:
Additions to property, plant and equipment	(20,422)	(21,801)
Cash used in acquisitions, net of cash acquired	(219)	(96,309)
Cash disposed in sale of subsidiaries, net of cash proceeds	(230)	—
Proceeds from sale of property, plant and equipment	88	—
Other investing activities	(418)	(862)
Net cash flow used in investing activities	(21,201)	(118,972)
Cash flows from financing activities:
Repayments of long-term debt	(6)	(102)
Tax withholding on share based awards	(1,090)	(2,422)
Distributions to non-controlling interests	—	(975)
Repurchases of common shares	(33,191)	(44,191)
Net cash flow used in financing activities	(34,287)	(47,690)
Net foreign currency translation adjustment on cash	1,463	(224)
Decrease in cash, cash equivalents and restricted cash	(35,514)	(139,693)
Cash, cash equivalents and restricted cash, beginning of period	126,141	188,564
Cash, cash equivalents and restricted cash, at end of period	$90,627	$48,871

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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as filed with the SEC. Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods. Certain prior year amounts have been reclassified to conform to the current basis of presentation, related to discontinued operations, as described in the 2018 Form 10-K.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2018 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU amended the definition of a hosting arrangement and required a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 "Intangibles—Goodwill and Other—Internal-Use Software" to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance was effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption was permitted and either retrospective or prospective application was required for all implementation costs incurred after the date of adoption. We have early adopted this guidance prospectively as of December 31, 2018, the beginning of fiscal year 2019, and the adoption did not have any material impact on our results of operations.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which amended ASC 350 "Intangibles—Goodwill and Other." This ASU simplified the accounting for goodwill impairments and allowed a goodwill impairment charge to be based upon the amount of a reporting unit's carrying value in excess of its fair value; thus, eliminating what is currently known as "Step 2" under the current guidance. This ASU was effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

was permitted and prospective application was required. We have early adopted this guidance prospectively as of December 31, 2018, the beginning of fiscal year 2019, and the adoption did not have a material impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which replaces the existing guidance in ASC 840, "Leases." This standard was supplemented by ASUs 2018-01, 2018-10, 2018-11 and 2019-01. The updated standards aim to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The transition option in ASU 2018-11 allows entities to not apply the standards to the comparative periods they present in their financial statements in the year of adoption. These ASUs were effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption was permitted. We have elected to adopt these standards utilizing the modified retrospective method as of December 31, 2018, with the package of practical expedients permitted under the transition guidance of the new standards, which allowed us to not reassess whether any expired or existing contracts contain leases, to carry forward the historical lease classification and permitted us to exclude from our assessment initial direct costs for any existing leases. Additionally, we have elected to utilize the practical expedient which allows us to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We also made an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. Lease payments are recognized in the consolidated statements of comprehensive income on a straight-line basis over the lease term.
The adoption of the standard resulted in the recognition of a ROU asset and lease liability for our operating leases of $108.0 million and $113.9 million, respectively, as of December 31, 2018. Our operating leases include leases for real estate and machinery and equipment and we have no material finance leases. The difference between the opening ROU asset and lease liability amounts was due to the reclassification of the existing deferred rent liability balance against the opening ROU assets to which it related. The standard did not materially affect our results of operations, liquidity or compliance with our debt covenants under our current agreements. Additional transition disclosures, including our updated lease accounting policy, are included in Note 6.
Other Recent Accounting Pronouncements not yet Adopted
In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," which amended ASC 715, "Compensation—Retirement Benefits." This standard is applicable for employers that sponsor defined benefit pension or other postretirement plans, and eliminates disclosures no longer considered cost beneficial, clarifies specific disclosure requirements for entities that provide aggregate disclosures for two or more plans and adds requirements for explanations for significant gains and losses related to changes in benefit obligations. The guidance will be effective for annual periods ending after December 15, 2020; early adoption is permitted and retrospective application is required. We are in the process of evaluating this guidance to determine the impact it may have on our financial statements.
2. Acquisitions and Disposition
2018 Acquisitions
On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. ("BWI") for cash considerations of $22.3 million, net of cash acquired. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services. The excess purchase price over the fair value of net assets acquired of $3.7 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing North American Residential business and the goodwill is deductible for tax purposes.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited ("DW3"), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for cash consideration of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business. The excess purchase price over the fair value of net assets acquired of $33.6 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing United Kingdom business and the goodwill is not deductible for tax purposes.
The fair value of assets acquired and liabilities assumed in the 2018 acquisitions are as follows:

(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Accounts receivable	$9,215	$—	$8,590	$17,805
Inventory	10,736	6,090	5,059	21,885
Property, plant and equipment	2,222	19,557	8,196	29,975
Goodwill	3,739	10,996	33,623	48,358
Intangible assets	2,970	2,750	62,873	68,593
Accounts payable and accrued expenses	(6,816)	(426)	(10,418)	(17,660)
Deferred income taxes	—	—	(11,546)	(11,546)
Other assets and liabilities, net	240	—	(68)	172
Cash consideration, net of cash acquired	$22,306	$38,967	$96,309	$157,582

During the three months ended March 31, 2019, we finalized the purchase price allocation for the BWI acquisition, which resulted in a $0.4 million increase in goodwill due to final working capital adjustments. The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $9.3 million and $9.1 million for the BWI and DW3 acquisitions, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2018 Acquisitions which have been included in the consolidated statements of comprehensive income for the periods indicated subsequent to the acquisition date:

	Three Months Ended March 31, 2019
(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$21,943	$16,656	$19,662	$58,261
Net income attributable to Masonite	78	220	2,857	3,155

Three Months Ended April 1, 2018
(in thousands)	DW3
Net sales	$11,198
Net income attributable to Masonite	948

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

	Three Months Ended April 1, 2018
(In thousands, except per share amounts)	Masonite	BWI	Graham & Maiman	DW3	Intercompany Eliminations	Pro Forma
Net sales	$517,879	23,060	$15,599	$4,918	$(11,109)	$550,347
Net income attributable to Masonite	20,826	130	202	81		21,239

Basic earnings per common share	$0.74					$0.75
Diluted earnings per common share	0.73					0.74

Disposition
On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS") for nominal consideration. We have had and will continue to have no continuing involvement with PDS subsequent to the sale, and the purchasers are not considered to be a related party. The disposition of this business resulted in a loss on disposal of subsidiaries of $4.6 million, which was recognized during the first quarter of 2019 in the Europe segment. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 52.6% and 54.6% of total accounts receivable as of March 31, 2019, and December 30, 2018, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of March 31, 2019, and December 30, 2018. The allowance for doubtful accounts balance was $1.9 million and $2.1 million as of March 31, 2019, and December 30, 2018, respectively.
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	March 31, 2019	December 30, 2018
Raw materials	$187,587	$189,145
Finished goods	76,326	69,026
Provision for obsolete or aged inventory	(8,414)	(7,764)
Inventories, net	$255,499	$250,407

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	March 31, 2019	December 30, 2018
Land	$29,747	$30,653
Buildings	181,124	179,888
Machinery and equipment	716,789	724,431
Property, plant and equipment, gross	927,660	934,972
Accumulated depreciation	(329,596)	(325,219)
Property, plant and equipment, net	$598,064	$609,753

Total depreciation expense was $18.3 million and $13.9 million in the three months ended March 31, 2019, and April 1, 2018, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Leases
Lease Accounting Policy
Our updated policy for lease accounting, which we adopted prospectively as of December 31, 2018, is as follows:
We determine if a contract is a lease at inception or upon acquisition and reevaluate each time a lease contract is amended or otherwise modified. A lease will be classified as an operating lease if it does not meet any of the criteria for a finance lease. Those criteria include the transfer of ownership of the underlying asset by the end of the lease term; an option to purchase the underlying asset that we would be reasonably certain to exercise; the lease term is for the major part of the remaining economic life of the underlying asset; the present value of the sum of the lease payments and any residual value guaranteed by us that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset or if the underlying asset is of such a specialized nature that it is expected to have no alternative use to us at the end of the lease term.
The assets and liabilities relating to operating leases are included in operating lease ROU assets, accrued expenses, and long-term operating lease liabilities in our consolidated balance sheets. The assets and liabilities relating to finance leases are included in property, plant and equipment and other long-term liabilities in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the respective lease commencement date based on the present value of lease payments over the expected lease term. Since our leases do not specify implicit discount rates, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any initial direct costs and is adjusted for lease incentives and prepaid or accrued rent. The lease term begins on the date when the lessor makes the underlying asset available for use to us, and our expected lease terms include options to extend the lease when it is reasonably certain that we will exercise those options. Lease payments are recognized in the consolidated statements of comprehensive income on a straight-line basis over the expected lease term.
Leases with an initial term of 12 months or less are not recorded on the balance sheet, with the related lease expense recognized on a straight-line basis over the lease term. Lease and non-lease components of a contract are combined into a single lease component for accounting purposes.
Current Period Lease Disclosures
Our operating leases include leases for real estate (including manufacturing sites, warehouses and offices) and machinery and equipment and we have no material finance leases or subleases. Certain of our operating leases contain provisions for renewal ranging from one to four options of one to ten years each.
Total operating lease expense, including non-cancelable operating leases and short-term leases, was $9.2 million and $7.7 million for the three months ended March 31, 2019, and April 1, 2018, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The current portion of operating lease liabilities is included with accrued expenses in the consolidated balance sheets. Supplemental balance sheet information as of the period indicated related to operating leases was as follows:

(In thousands)	March 31, 2019
Operating lease right-of-use assets	$126,600

Current portion of operating lease liabilities	19,819
Long-term operating lease liabilities	114,426
Total operating lease liabilities	$134,245

Weighted average remaining lease term (years)	12.4
Weighted average discount rate	4.8%

Maturities of operating lease liabilities are as follows:

(In thousands)	March 31, 2019
Fiscal year:
2019 (remaining nine months)	$19,239
2020	24,103
2021	17,273
2022	13,603
2023	11,030
Thereafter	104,357
Total undiscounted lease payments	189,605
Less imputed interest	(55,360)
Total	$134,245

As of March 31, 2019, we have additional undiscounted commitments for operating leases, primarily for administrative offices, that have not yet commenced of $15.8 million. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 30, 2018	$6,189	$63,220	$110,888	$180,297
Measurement period adjustment	390	—	—	390
Foreign exchange fluctuations	7	2,129	75	2,211
March 31, 2019	$6,586	$65,349	$110,963	$182,898

During the three months ended March 31, 2019, we finalized the purchase price allocation for the BWI acquisition, which resulted in a $0.4 million increase in goodwill due to final working capital adjustments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	March 31, 2019			December 30, 2018
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$177,020	$(87,129)	$89,891	$173,637	$(81,220)	$92,417
Patents	31,668	(22,429)	9,239	31,363	(21,840)	9,523
Software	33,042	(30,162)	2,880	32,660	(29,296)	3,364
Trademarks and tradenames	34,803	(4,906)	29,897	33,784	(3,948)	29,836
Other	975	(209)	766	971	(97)	874
Total definite life intangible assets	277,508	(144,835)	132,673	272,415	(136,401)	136,014
Indefinite life intangible assets:
Trademarks and tradenames	76,274	—	76,274	76,031	—	76,031
Total intangible assets	$353,782	$(144,835)	$208,947	$348,446	$(136,401)	$212,045

Amortization of intangible assets was $7.2 million and $6.1 million for the three months ended March 31, 2019, and April 1, 2018, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income.
The estimated future amortization of intangible assets with definite lives is as follows:

(In thousands)	March 31, 2019
Fiscal year:
2019 (remaining nine months)	$21,465
2020	22,735
2021	19,118
2022	15,656
2023	14,158

8. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	March 31, 2019	December 30, 2018
Accrued payroll	$42,493	$39,823
Accrued rebates	31,703	36,711
Current portion of operating lease liabilities	19,819	—
Accrued interest	2,365	14,570
Other accruals	51,542	56,241
Total accrued expenses	$147,922	$147,345

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Long-Term Debt

(In thousands)	March 31, 2019	December 30, 2018
5.625% senior unsecured notes due 2023	$500,000	$500,000
5.75% senior unsecured notes due 2026	300,000	300,000
Unamortized premium on 2023 Notes	3,463	3,684
Debt issuance costs	(8,009)	(8,394)
Other long-term debt	1,132	1,108
Total long-term debt	$796,586	$796,398

Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.3 million and $8.7 million for the three months ended March 31, 2019, and April 1, 2018, respectively.
5.75% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0 million aggregate principal amount of the 2023 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
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
The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

events of default (subject in certain cases to customary grace and cure periods). As of March 31, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of March 31, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries amended and restated our asset-based revolving credit facility (the "ABL Facility") in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $250.0 million from $150.0 million and extended the final maturity date to January 31, 2024, from April 9, 2020. The borrowing base is calculated based on a percentage of the value of selected U.S., Canadian and U.K. accounts receivable and inventory, less certain ineligible amounts. Obligations under the ABL Facility are secured by a first priority security interest in such accounts receivable, inventory and other related assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries. Borrowings under the ABL Facility bear interest at a rate equal to, at our opinion, (i) the U.S., Canadian or U.K. Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Adjusted LIBO Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of March 31, 2019, and December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
10. Commitments and Contingencies
The following discussion describes material developments in previously disclosed legal proceedings that occurred since December 30, 2018. Refer to Note 9. Commitments and Contingencies in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2018, for a full description of the previously disclosed legal proceedings.
Class Action Proceedings
With respect to the consolidated purported class action direct purchaser and end-purchaser complaints filed against us and JELD-WEN, Inc., the judge denied our motion to transfer the proceedings from the Eastern District of Virginia, Richmond Division. On March 1, 2019, we filed a motion to dismiss all of the claims in both of these complaints.
In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.
11. Share Based Compensation Plans
Share based compensation expense was $2.7 million and $3.1 million for the three months ended March 31, 2019, and April 1, 2018, respectively. As of March 31, 2019, the total remaining unrecognized compensation expense related to share based compensation amounted to $22.1 million, which will be amortized over the weighted average remaining requisite service period of 2.2 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended December 30, 2018. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of March 31, 2019, there were 742,651 shares of common stock available for future issuance under the 2012 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018. As of March 31, 2019, the liability and asset relating to deferred compensation had a fair value of $6.1 million and $6.2 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income. As of March 31, 2019, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
The total fair value of SARs vested was $1.1 million and $0.7 million during the three months ended March 31, 2019, and April 1, 2018, respectively.

Three Months Ended March 31, 2019	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	514,313	$7,254	$39.01	4.6
Granted	54,585		57.52
Exercised	(29,288)	1,060	18.69
Outstanding, end of period	539,610	$7,632	$41.99	5.2

Exercisable, end of period	422,248	$7,632	$36.10	4.0

The value of SARs granted is determined using the Black-Scholes Merton valuation model, and the corresponding expense is recognized over the average requisite service period of 2.0 years for all periods presented. Expected volatility is based upon the historical volatility of our public industry peers' common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2019 Grants
SAR value (model conclusion)	$15.82
Risk-free rate	2.5%
Expected dividend yield	0.0%
Expected volatility	22.0%
Expected term (years)	6.0

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

	Three Months Ended
	March 31, 2019
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	429,027	$66.03
Granted	245,468	56.95
Performance adjustment (1)	(21,953)	57.51
Delivered	(97,858)
Withheld to cover (2)	(19,061)
Forfeited	(9,691)
Outstanding, end of period	525,932	$63.13
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

Approximately three-fourths of the RSUs granted during the three months ended March 31, 2019, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted in the three months ended March 31, 2019, is being recognized over the weighted average requisite service period of 2.4 years. 116,919 RSUs vested during the three months ended March 31, 2019, at a fair value of $7.2 million.
12. Restructuring Costs
Restructuring costs were not material in the three months ended April 1, 2018. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,459	$331	$604	$394	$2,788
2018 Plan	421	531	—	—	952
Total Restructuring Costs	$1,880	$862	$604	$394	$3,740

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Cumulative Amount Incurred Through March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,459	$331	$604	$394	$2,788
2018 Plan	696	1,880	—	—	2,576
2016 Plan	—	—	3,707	—	3,707
2014 Plan	—	—	—	7,993	7,993
Total Restructuring Costs	$2,155	$2,211	$4,311	$8,387	$17,064

In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions have begun taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of March 31, 2019, we expect to incur approximately $10 million to $12 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which will result in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of March 31, 2019, we expect to incur approximately $2 million of additional charges related to the 2018 Plan.
Our restructuring plans initiated in 2016 and prior years are described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018. Costs and actions associated with these restructuring plans include severance and closure charges and are substantially completed. As of March 31, 2019, we do not expect to incur any material future charges relating to our restructuring plans initiated in 2016 and prior years. Other plans initiated in prior years did not have a material impact on the consolidated statements of comprehensive income or consolidated statements of cash flows for the three months ended March 31, 2019, or April 1, 2018, or on the consolidated balance sheets as of March 31, 2019, or December 30, 2018.
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	March 31, 2019
2019 Plan	$—	$2,770	$18	$(1,035)	$1,753
2018 Plan	596	983	(31)	(546)	1,002
Other	58	—	—	(17)	41
Total	$654	$3,753	$(13)	$(1,598)	$2,796

(In thousands)	December 31, 2017	Cash Payments	April 1, 2018
2016 Plan	$90	$(90)	$—
Other	194	(43)	151
Total	$284	$(133)	$151

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Asset Impairment
During the three months ended March 31, 2019, we recognized non-cash asset impairment charges of $10.6 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset groups was determined to be $11.3 million, compared to a book value of $21.9 million, with the difference representing the asset impairment charge recorded in the condensed consolidated statements of comprehensive income.
14. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate and changes in our valuation allowances. In addition, we recognized $0.1 million of income tax expense due to the exercise and delivery of share-based awards during the three months ended March 31, 2019, compared to $0.2 million of income tax benefit during the three months ended April 1, 2018.
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

(In thousands, except share and per share information)	Three Months Ended
	March 31, 2019	April 1, 2018
Net income attributable to Masonite	$3,789	$20,826

Shares used in computing basic earnings per share	25,574,910	28,189,790
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	376,574	482,472
Shares used in computing diluted earnings per share	25,951,484	28,672,262

Basic earnings per common share attributable to Masonite	$0.15	$0.74
Diluted earnings per common share attributable to Masonite	$0.15	$0.73

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	235,650	51,129

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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2026 Notes and 2023 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm's length basis, using market prices. Certain information with respect to segments is as follows for the periods indicated:

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$354,802	$84,739	$88,353	$6,728	$534,622
Intersegment sales	(1,077)	(472)	(2,762)	—	(4,311)
Net sales to external customers	$353,725	$84,267	$85,591	$6,728	$530,311

Adjusted EBITDA	$53,621	$9,997	$7,614	$(5,753)	$65,479

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$360,542	$87,752	$71,564	$4,424	$524,282
Intersegment sales	(862)	(648)	(4,893)	—	(6,403)
Net sales to external customers	$359,680	$87,104	$66,671	$4,424	$517,879

Adjusted EBITDA	$50,398	$9,930	$7,660	$(6,574)	$61,414

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Adjusted EBITDA	$65,479	$61,414
Less (plus):
Depreciation	18,285	13,934
Amortization	7,597	6,585
Share based compensation expense	2,680	3,065
Loss on disposal of property, plant and equipment	2,913	612
Restructuring costs	3,740	—
Asset impairment	10,625	—
Loss on disposal of subsidiaries	4,605	—
Interest expense, net	11,127	8,756
Other income, net of expense	(1,130)	(22)
Income tax expense	58	6,701
Net income attributable to non-controlling interest	1,190	957
Net income attributable to Masonite	$3,789	$20,826

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Accumulated Other Comprehensive Income and Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive income (loss) is as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Accumulated foreign currency translation losses, beginning of period	$(129,930)	$(89,824)
Foreign currency translation gain	12,990	5,774
Income tax benefit (expense) on foreign currency translation gain	12	(22)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	1,001	—
Less: foreign currency translation gain (loss) attributable to non-controlling interest	216	(243)
Accumulated foreign currency translation losses, end of period	(116,143)	(83,829)

Accumulated pension and other post-retirement adjustments, beginning of period	(22,989)	(20,328)
Amortization of actuarial net losses	404	300
Income tax expense on amortization of actuarial net losses	(105)	(78)
Accumulated pension and other post-retirement adjustments	(22,690)	(20,106)

Accumulated other comprehensive loss	$(138,833)	$(103,935)

Other comprehensive income, net of tax	$14,302	$5,974
Less: other comprehensive income (loss) attributable to non-controlling interest	216	(243)
Other comprehensive income attributable to Masonite	$14,086	$6,217
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income.
18. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Transactions involving cash:
Interest paid	$23,785	$17,337
Interest received	672	400
Income taxes paid	1,308	1,583
Income tax refunds	—	70
Cash paid for operating lease liabilities	6,290	—
Non-cash transactions:
Right-of-use assets acquired under operating leases	20,289	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	March 31, 2019	December 30, 2018
Cash and cash equivalents	$79,642	$115,656
Restricted cash	10,985	10,485
Total cash, cash equivalents and restricted cash	$90,627	$126,141

Property, plant and equipment additions in accounts payable were $3.5 million and $8.7 million as of March 31, 2019, and December 30, 2018, respectively.
19. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2026 Notes as of March 31, 2019, was $303.7 million, compared to a carrying value of $296.0 million, and as of December 30, 2018, was $282.6 million, compared to a carrying value of $295.8 million. The estimated fair value of the 2023 Notes as of March 31, 2019, was $511.0 million, compared to a carrying value of $499.5 million, and as of December 30, 2018, was $484.9 million, compared to a carrying value of $499.5 million. These estimates are based on market quotes and calculations based on current market rates available to us and are categorized as having Level 2 valuation inputs as established by the FASB's Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management's expectations.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended March 31, 2019, and April 1, 2018. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 30, 2018. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. Certain prior year amounts have been reclassified to conform to the current basis of presentation.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended March 31, 2019, we generated net sales of $353.7 million or 66.7%, $84.3 million or 15.9% and $85.6 million or 16.1% in our North American Residential, Europe and Architectural segments, respectively.

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
Additionally, the United Kingdom's anticipated exit from the European Union has created uncertainty in European demand, particularly in the United Kingdom, which could have a material adverse effect on the demand for our products in the foreseeable future. The anticipated exit has been postponed due to a failure to reach a deal on exit terms, and the new deadline is currently October 31, 2019.
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

MASONITE INTERNATIONAL CORPORATION

or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce. The reorganization of our manufacturing capacity will involve specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began during the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of March 31, 2019, we expect to incur approximately $10 million to $12 million of charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $14 million to $19 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which will result in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of March 31, 2019, we expect to incur approximately $2 million of additional charges related to the 2018 Plan. Once fully implemented, the actions taken as part of the 2018 Plan are expected to increase our annual earnings and cash flows by approximately $6 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the three months ended March 31, 2019, and April 1, 2018, approximately 32% and 36% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
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
Acquisitions

•
BWI: On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. ("BWI") for total consideration of $22.3 million, subject to certain customary post-closing adjustments. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services. Due to the timing of the acquisition, the purchase price allocation was not complete as of the date the financial statements were issued.

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

•
DW3: On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited ("DW3"), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3, funded solely by cash on hand of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business.

Disposition

•
PDS: On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS") for nominal consideration. The disposition of this business resulted in a loss on deconsolidation of $4.6 million, which was recognized during the first quarter of 2019 in the Europe segment.

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended December 30, 2018. For the definition of and other information regarding Adjusted EBITDA, please see Note 15. Segment Information in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Net sales	$530,311	$517,879
Cost of goods sold	418,207	412,450
Gross profit	112,104	105,429
Gross profit as a % of net sales	21.1%	20.4%
Selling, general and administration expenses	78,100	68,211
Selling, general and administration expenses as a % of net sales	14.7%	13.2%
Restructuring costs	3,740	—
Asset impairment	10,625	—
Loss on disposal of subsidiaries	4,605	—
Operating income	15,034	37,218
Interest expense, net	11,127	8,756
Other income, net of expense	(1,130)	(22)
Income before income tax expense	5,037	28,484
Income tax expense	58	6,701
Net income	4,979	21,783
Less: net income attributable to non-controlling interests	1,190	957
Net income attributable to Masonite	$3,789	$20,826
Three Months Ended March 31, 2019, Compared with Three Months Ended April 1, 2018
Net Sales
Net sales in the three months ended March 31, 2019, were $530.3 million, an increase of $12.4 million or 2.4% from $517.9 million in the three months ended April 1, 2018. Net sales in the first quarter of 2019 were negatively impacted by $9.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $22.1 million or 4.3%. Our 2018 acquisitions, net of dispositions, contributed $24.7 million or 4.8% of incremental net sales in the first quarter of 2019. Average unit price increased net sales in the first quarter of 2019 by $23.5 million or 4.5% compared to the same period in 2018. Lower volumes excluding the incremental impact of acquisitions and dispositions ("base volume") decreased net sales by $25.8 million or 5.0% in the first quarter of 2019 compared to the same period in 2018. Net sales of components and other products to external customers, were $0.3 million lower in the first quarter of 2019 compared to the same period in 2018.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$354,802	$84,739	$88,353	$6,728	$534,622
Intersegment sales	(1,077)	(472)	(2,762)	—	(4,311)
Net sales to external customers	$353,725	$84,267	$85,591	$6,728	$530,311
Percentage of consolidated external net sales	66.7%	15.9%	16.1%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$360,542	$87,752	$71,564	$4,424	$524,282
Intersegment sales	(862)	(648)	(4,893)	—	(6,403)
Net sales to external customers	$359,680	$87,104	$66,671	$4,424	$517,879
Percentage of consolidated external net sales	69.5%	16.8%	12.9%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended March 31, 2019, were $353.7 million, a decrease of $6.0 million or 1.7% from $359.7 million in the three months ended April 1, 2018. Net sales in the first quarter of 2019 were negatively impacted by $3.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $2.6 million or 0.7%. Lower base volume decreased net sales by $32.5 million or 9.0% in the first quarter of 2019 compared to the same period in 2018. Net sales of components and other products to external customers were $1.9 million lower in the first quarter of 2019 compared to the same period in 2018. Average unit price increased net sales in the first quarter of 2019 by $20.4 million or 5.7% compared to the same period in 2018. Our 2018 acquisition of BWI contributed $11.4 million or 3.2% of incremental net sales in the first quarter of 2019.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended March 31, 2019, were $84.3 million, a decrease of $2.8 million or 3.2% from $87.1 million in the three months ended April 1, 2018. Net sales in 2019 were negatively impacted by $5.7 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $2.9 million or 3.3%. Higher base volume increased net sales in the first quarter of 2019 by $4.6 million or 5.3% compared to the same period in 2018. Net sales in the first quarter of 2019 were reduced by $0.5 million due to the net impact of acquisitions and dispositions, including lost sales due to the disposition of a non-core product line, mostly offset by incremental sales from the DW3 acquisition. Net sales of components and other products to external customers were $1.2 million lower in the first quarter of 2019 compared to the same period in 2018.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended March 31, 2019, were $85.6 million, an increase of $18.9 million or 28.3% from $66.7 million in the three months ended April 1, 2018. Net sales in 2019 were negatively impacted by $0.5 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $19.4 million or 29.1%. Our 2018 acquisition of Graham & Maiman contributed $13.8 million or 20.7% of incremental net sales in the first quarter of 2019. Average unit price increased net sales in the first quarter of 2019 by $3.1 million or 4.6% compared to the 2018 period. Higher base volume increased net sales in the first quarter of 2019 by $1.4 million or 2.1% compared to the 2018 period. Net sales of components and other products to external customers were $1.1 million higher in the first quarter of 2019 compared to the 2018 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 78.9% and 79.6% for the three months ended March 31, 2019, and April 1, 2018, respectively. Material cost of sales, direct labor and distribution costs as a percentage of net sales in the first quarter of 2019 decreased by 1.0%, 0.4% and 0.4%, respectively. Partially offsetting these decreases, overhead and depreciation costs as a percentage of net sales increased by 0.7% and 0.4%, respectively, compared to the 2018 period. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, partly offset by increases due to inflation and a higher transactional impact from foreign exchange related to the weakening of the the Canadian Dollar. The increase in overhead as a percentage of net sales was primarily due to lower volumes.

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
In the three months ended March 31, 2019, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.7% compared to 13.2% the three months ended April 1, 2018, an increase of 150 basis points.
SG&A expenses in the three months ended March 31, 2019, were $78.1 million, an increase of $9.9 million from $68.2 million in the three months ended April 1, 2018. The overall increase was driven by a $5.0 million net increase in non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on disposal of property, plant and equipment. The increase in non-cash charges includes a $2.5 million charge directly related to the divestiture of a non-core product line in the Europe segment. Additionally, the increase was driven by incremental SG&A from our 2018 acquisitions of $3.7 million (net of dispositions) and an increase in personnel costs of $2.4 million. These increases were partially offset by favorable foreign exchange impacts of $1.2 million. The incremental SG&A from our 2018 acquisitions was driven by amortization of intangible assets and the increase in personnel costs was primarily due to investments in resources in our Architectural segment to facilitate acquisition integration and support growth.
Restructuring Costs
Restructuring costs in the three months ended March 31, 2019 were $3.7 million. There were no restructuring costs in the three months ended April 1, 2018. Restructuring costs in the current year were related to the 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the three months ended March 31, 2019, were $10.6 million. There were no asset impairment charges in the three months ended April 1, 2018. Asset impairment charges in 2019 resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the three months ended March 31, 2019 was $4.6 million. There was no loss on disposal of subsidiaries in the three months ended April 1, 2018. The loss in the current year was related to the sale of PDS for nominal consideration during the first quarter of 2019. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the three months ended March 31, 2019, was $11.1 million, compared to $8.8 million in the three months ended April 1, 2018. This increase primarily relates to the issuance of $300.0 million aggregate principal amount of 2026 Senior Notes on September 27, 2018.
Other Income, Net of Expense
Other income, net of expense, in the three months ended March 31, 2019, was $1.1 million compared to a nominal amount in the three months ended April 1, 2018. The change in other income, net of expense, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating income net of expenses.
Income Tax Expense
Our income tax expense in the three months ended March 31, 2019, decreased by $6.6 million compared to the three months ended April 1, 2018, primarily due to (i) the reduction in income within the tax jurisdictions with various tax rates in which we operate and (ii) discrete income tax benefits of $1.0 million recorded in the three months ended March 31, 2019, compared to $0.1 million of benefit recorded in the three months ended April 1, 2018. The discrete income tax benefits of $1.0 million are primarily attributable to the recognition of a deferred tax asset through reversal of a valuation allowance.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,621	$9,997	$7,614	$(5,753)	$65,479
Adjusted EBITDA as a percentage of segment net sales	15.2%	11.9%	8.9%		12.3%

	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,398	$9,930	$7,660	$(6,574)	$61,414
Adjusted EBITDA as a percentage of segment net sales	14.0%	11.4%	11.5%		11.9%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,621	$9,997	$7,614	$(5,753)	$65,479
Less (plus):
Depreciation	9,079	2,382	2,741	4,083	18,285
Amortization	449	3,965	2,093	1,090	7,597
Share based compensation expense	—	—	—	2,680	2,680
Loss on disposal of property, plant and equipment	341	2,469	97	6	2,913
Restructuring costs	1,880	862	604	394	3,740
Asset impairment	10,625	—	—	—	10,625
Loss on disposal of subsidiaries	—	4,605	—	—	4,605
Interest expense, net	—	—	—	11,127	11,127
Other income, net of expense	—	(139)	—	(991)	(1,130)
Income tax expense	—	—	—	58	58
Net income attributable to non-controlling interest	986	—	—	204	1,190
Net income (loss) attributable to Masonite	$30,261	$(4,147)	$2,079	$(24,404)	$3,789

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended April 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$50,398	$9,930	$7,660	$(6,574)	$61,414
Less (plus):
Depreciation	7,344	2,303	2,030	2,257	13,934
Amortization	481	3,239	2,254	611	6,585
Share based compensation expense	—	—	—	3,065	3,065
Loss on disposal of property, plant and equipment	533	—	79	—	612
Interest expense, net	—	—	—	8,756	8,756
Other (income), net of expense	—	35	—	(57)	(22)
Income tax expense	—	—	—	6,701	6,701
Net income (loss) attributable to non-controlling interest	970	—	—	(13)	957
Net income (loss) attributable to Masonite	$41,070	$4,353	$3,297	$(27,894)	$20,826
Adjusted EBITDA in our North American Residential segment increased $3.2 million, or 6.3%, to $53.6 million in the three months ended March 31, 2019, from $50.4 million in the three months ended April 1, 2018. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $14.0 million and $13.7 million in the first quarter of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment increased $0.1 million, or 1.0%, to $10.0 million in the three months ended March 31, 2019, from $9.9 million in the three months ended April 1, 2018. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.3 million in the first quarter of 2019. There were no such allocation in the first quarter of 2018. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment decreased $0.1 million, or 1.3%, to $7.6 million in the three months ended March 31, 2019, from $7.7 million in the three months ended April 1, 2018. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.7 million and $2.2 million in the first quarter of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of March 31, 2019, we had $79.6 million of cash and cash equivalents, availability under our ABL Facility of $159.6 million and availability under our AR Sales Program of $14.4 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $18.5 million during the three months ended March 31, 2019, compared to $27.2 million in the three months ended April 1, 2018. This $8.7 million decrease in cash provided by operating activities was partially due to a $3.8 million decrease in our net income attributable to Masonite, adjusted for non-cash and non-operating items, with the balance attributable to changes in net working capital in the first three months of 2019 compared to the same period in 2018.
Cash used in investing activities was $21.2 million during the three months ended March 31, 2019, compared to $119.0 million in the three months ended April 1, 2018. This $97.8 million decrease in cash used in investing activities was driven by $96.3 million of cash used in the DW3 acquisition (net of cash acquired) in 2018, a $1.4 million decrease in cash additions to property, plant and equipment and a decrease in other investing outflows of $0.1 million in the first three months of 2019 compared to the same period in 2018.
Cash used in financing activities was $34.3 million during the three months ended March 31, 2019, compared to $47.7 million during the three months ended April 1, 2018. This $13.4 million decrease in cash used in financing activities was driven by an $11.0 million decrease in cash used for repurchases of common shares, a $1.3 million decrease in cash used for tax withholding on share based awards and a decrease in other financing outflows of $1.1 million in the first three months of 2019 compared to the same period in 2018.
Share Repurchases
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the "share repurchase programs"). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the three months ended March 31, 2019, we repurchased and retired 646,102 of our common shares in the open market at an aggregate cost of $33.2 million as part of the share repurchase programs. During the three months ended April 1, 2018, we repurchased 691,783 of our common shares in the open market at an aggregate cost of $44.2 million. As of March 31, 2019, there was $170.8 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of March 31, 2019, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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

MASONITE INTERNATIONAL CORPORATION

Accounts Receivable Sales Program
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party that assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income.
Senior Notes
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0 million aggregate principal amount of the 2023 Notes (as described in the footnotes to the condensed consolidated financial statements), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2026 Notes under certain circumstances specified therein. The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of March 31, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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

MASONITE INTERNATIONAL CORPORATION

Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries' ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of March 31, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries amended and restated our asset-based revolving credit facility (the "ABL Facility") in order to extend the maturity date of the ABL Facility and amend certain other provisions. The amended and restated ABL Facility increased the revolving commitments to $250.0 million from $150.0 million and extended the final maturity date to January 31, 2024, from April 9, 2020. The borrowing base is calculated based on a percentage of the value of selected U.S., Canadian and U.K. accounts receivable and inventory, less certain ineligible amounts. Obligations under the ABL Facility are secured by a first priority security interest in such accounts receivable, inventory and other related assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries. Borrowings under the ABL Facility bear interest at a rate equal to, at our opinion, (i) the U.S., Canadian or U.K. Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Adjusted LIBO Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of March 31, 2019, and December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $472.9 million and $456.1 million for the three months ended March 31, 2019, and April 1, 2018, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $57.1 million and $50.8 million for the three months ended March 31, 2019, and April 1, 2018, respectively. Our non-guarantor subsidiaries had total assets of $1.9 billion and $1.8 billion and total liabilities of $828.0 million and $711.8 million as of March 31, 2019, and December 30, 2018, respectively.

MASONITE INTERNATIONAL CORPORATION

Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 30, 2018. We believe there have been no material changes to the information provided therein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 10. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1. Such information should be read in conjunction with the information contained under Part I, Item 3 "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 30, 2018. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended March 31, 2019, we repurchased 646,102 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 31, 2018, through January 27, 2019	234,310	$49.23	234,310	$192,457,036
January 28, 2019, through February 24, 2019	127,276	55.21	127,276	185,430,364
February 25, 2019, through March 31, 2019	284,516	51.41	284,516	170,802,240
Total	646,102	$51.37	646,102
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares, and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the "share repurchase programs"). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of March 31, 2019, $170.8 million was available for repurchase in accordance with the share repurchase programs.

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 2, 2019	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)