Form 10-Q
period 2019-06-30
MASONITE INTERNATIONAL CORP
filed 2019-08-06
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-11796
____________________________

Masonite International Corporation
(Exact name of registrant as specified in its charter)
____________________________

British Columbia, Canada	98-0377314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2771 Rutherford Road
Concord, Ontario L4K 2N6 Canada
(Address of principal executive offices)
(800) 895-2723
(Registrant's telephone number, including area code)
____________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (no par value)	DOOR	New York Stock Exchange
(Title of class)	(Trading symbol)	(Name of exchange on which registered)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The registrant had outstanding 25,013,896 shares of Common Stock, no par value, as of July 31, 2019.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2019

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$562,943	$566,726	$1,093,254	$1,084,605
Cost of goods sold	434,013	443,052	852,220	855,502
Gross profit	128,930	123,674	241,034	229,103
Selling, general and administration expenses	78,142	71,851	156,242	140,062
Restructuring costs	1,361	—	5,101	—
Asset impairment	3,142	—	13,767	—
Loss on disposal of subsidiaries	—	—	4,605	—
Operating income	46,285	51,823	61,319	89,041
Interest expense, net	11,357	9,074	22,484	17,830
Other income, net of expense	(456)	(839)	(1,586)	(861)
Income before income tax expense	35,384	43,588	40,421	72,072
Income tax expense	10,293	7,894	10,351	14,595
Net income	25,091	35,694	30,070	57,477
Less: net income attributable to non-controlling interests	849	953	2,039	1,910
Net income attributable to Masonite	$24,242	$34,741	$28,031	$55,567

Basic earnings per common share attributable to Masonite	$0.96	$1.26	$1.11	$1.99
Diluted earnings per common share attributable to Masonite	$0.96	$1.24	$1.09	$1.96

Comprehensive income:
Net income	$25,091	$35,694	$30,070	$57,477
Other comprehensive income:
Foreign currency translation gain (loss)	(5,178)	(31,445)	8,813	(25,671)
Amortization of actuarial net losses	403	299	807	599
Income tax expense related to other comprehensive income	(92)	(100)	(185)	(200)
Other comprehensive income (loss), net of tax:	(4,867)	(31,246)	9,435	(25,272)
Comprehensive income	20,224	4,448	39,505	32,205
Less: comprehensive income attributable to non-controlling interests	981	584	2,387	1,298
Comprehensive income attributable to Masonite	$19,243	$3,864	$37,118	$30,907

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	June 30, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$112,644	$115,656
Restricted cash	10,644	10,485
Accounts receivable, net	308,236	283,580
Inventories, net	254,625	250,407
Prepaid expenses	33,233	32,970
Income taxes receivable	3,590	3,495
Total current assets	722,972	696,593
Property, plant and equipment, net	594,538	609,753
Operating lease right-of-use assets	143,613	—
Investment in equity investees	14,991	13,474
Goodwill	180,865	180,297
Intangible assets, net	199,597	212,045
Deferred income taxes	28,558	28,509
Other assets	40,664	37,794
Total assets	$1,925,798	$1,778,465

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101,920	$96,362
Accrued expenses	172,175	147,345
Income taxes payable	1,642	1,599
Total current liabilities	275,737	245,306
Long-term debt	796,711	796,398
Long-term operating lease liabilities	132,949	—
Deferred income taxes	82,924	82,122
Other liabilities	22,906	32,334
Total liabilities	1,311,227	1,156,160
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 25,019,940 and 25,835,664 shares issued and outstanding as of June 30, 2019, and December 30, 2018, respectively	561,543	575,207
Additional paid-in capital	215,418	218,988
Accumulated deficit	(30,225)	(30,836)
Accumulated other comprehensive loss	(143,832)	(152,919)
Total equity attributable to Masonite	602,904	610,440
Equity attributable to non-controlling interests	11,667	11,865
Total equity	614,571	622,305
Total liabilities and equity	$1,925,798	$1,778,465

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Total equity, beginning of period	$610,370	$719,573	$622,305	$735,902
Share capital:
Beginning of period	567,490	619,554	575,207	624,403
Common shares issued for delivery of share based awards	931	834	7,083	10,698
Common shares issued under employee stock purchase plan	—	(17)	517	499
Common shares repurchased and retired	(6,878)	(6,000)	(21,264)	(21,229)
End of period	561,543	614,371	561,543	614,371
Additional paid-in capital:
Beginning of period	214,294	217,228	218,988	226,528
Share based compensation expense	2,093	3,538	4,773	6,603
Common shares issued for delivery of share based awards	(931)	(834)	(7,083)	(10,698)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(38)	(1)	(1,128)	(2,423)
Common shares issued under employee stock purchase plan	—	—	(132)	(79)
End of period	215,418	219,931	215,418	219,931
Accumulated deficit:
Beginning of period	(45,852)	(26,286)	(30,836)	(18,150)
Net income attributable to Masonite	24,242	34,741	28,031	55,567
Common shares repurchased and retired	(8,615)	(10,478)	(27,420)	(39,440)
End of period	(30,225)	(2,023)	(30,225)	(2,023)
Accumulated other comprehensive loss:
Beginning of period	(138,833)	(103,935)	(152,919)	(110,152)
Other comprehensive income attributable to Masonite, net of tax	(4,999)	(30,877)	9,087	(24,660)
End of period	(143,832)	(134,812)	(143,832)	(134,812)
Equity attributable to non-controlling interests:
Beginning of period	13,271	13,012	11,865	13,273
Net income attributable to non-controlling interests	849	953	2,039	1,910
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	132	(369)	348	(612)
Dividends to non-controlling interests	(2,585)	(1,548)	(2,585)	(2,523)
End of period	11,667	12,048	11,667	12,048
Total equity, end of period	$614,571	$709,515	$614,571	$709,515

Common shares outstanding:
Beginning of period	25,314,850	27,851,728	25,835,664	28,369,877
Common shares issued for delivery of share based awards	12,876	15,149	129,128	181,397
Common shares issued under employee stock purchase plan	—	—	9,036	7,386
Common shares repurchased and retired	(307,786)	(269,751)	(953,888)	(961,534)
End of period	25,019,940	27,597,126	25,019,940	27,597,126

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	June 30, 2019	July 1, 2018
Net income	$30,070	$57,477
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	4,605	—
Depreciation	36,486	27,634
Amortization	14,926	13,910
Share based compensation expense	4,773	6,603
Deferred income taxes	1,367	7,234
Unrealized foreign exchange loss (gain)	316	(2,079)
Share of income from equity investees, net of tax	(1,517)	(781)
Pension and post-retirement funding, net of expense	(3,225)	(3,302)
Non-cash accruals and interest	(664)	457
Loss on sale of property, plant and equipment	4,235	2,512
Asset impairment	13,767	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(20,609)	(39,982)
Inventories	(5,165)	(2,799)
Prepaid expenses	(316)	(1,941)
Accounts payable and accrued expenses	10,571	27,623
Other assets and liabilities	(1,407)	(4,589)
Net cash flow provided by operating activities	88,213	87,977
Cash flows from investing activities:
Additions to property, plant and equipment	(37,923)	(33,835)
Cash used in acquisitions, net of cash acquired	(219)	(135,600)
Cash disposed in sale of subsidiaries, net of cash proceeds	(230)	—
Proceeds from sale of property, plant and equipment	90	1,367
Other investing activities	(955)	(1,825)
Net cash flow used in investing activities	(39,237)	(169,893)
Cash flows from financing activities:
Repayments of long-term debt	(61)	(196)
Tax withholding on share based awards	(1,128)	(2,423)
Distributions to non-controlling interests	(2,585)	(2,523)
Repurchases of common shares	(48,684)	(60,669)
Net cash flow used in financing activities	(52,458)	(65,811)
Net foreign currency translation adjustment on cash	629	(201)
Decrease in cash, cash equivalents and restricted cash	(2,853)	(147,928)
Cash, cash equivalents and restricted cash, beginning of period	126,141	188,564
Cash, cash equivalents and restricted cash, at end of period	$123,288	$40,636

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”, which replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model. This standard applies to all financial assets, including trade receivables. Our current accounts receivable policy is described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018, and uses historical and current information to estimate the amount of probable credit losses in our existing account receivable balances. The guidance will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted and modified retrospective application is required. We are in the process of evaluating this guidance to determine the impact it may have on our financial statements.

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

During the six months ended June 30, 2019, we finalized the purchase price allocation for the BWI acquisition, which resulted in a $0.4 million increase in goodwill due to final working capital adjustments. The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $9.3 million and $9.1 million for the BWI and DW3 acquisitions, respectively.

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

The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2018 Acquisitions which have been included in the consolidated statements of comprehensive income for the periods indicated subsequent to the acquisition date:

	Three Months Ended June 30, 2019
(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$24,515	$19,291	$19,567	$63,373
Net income attributable to Masonite	649	960	2,609	4,218

	Six Months Ended June 30, 2019
(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$46,458	$35,947	$39,229	$121,634
Net income attributable to Masonite	727	1,180	5,466	7,373

	Three Months Ended July 1, 2018
(in thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$6,266	$18,351	$24,617
Net income attributable to Masonite	302	1,145	1,447

	Six Months Ended July 1, 2018
(in thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$6,266	$29,549	$35,815
Net income attributable to Masonite	302	2,093	2,395

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies' under our ownership and operation.

	Three Months Ended July 1, 2018
(In thousands, except per share amounts)	Masonite	BWI	Graham & Maiman	Intercompany Eliminations	Pro Forma
Net sales	$566,726	24,513	$11,288	$(11,777)	$590,750
Net income attributable to Masonite	34,741	139	(114)	—	34,766

Basic earnings per common share	$1.26				$1.26
Diluted earnings per common share	1.24				1.24

	Six Months Ended July 1, 2018
(In thousands, except per share amounts)	Masonite	BWI	Graham & Maiman	DW3	Intercompany Eliminations	Pro Forma
Net sales	$1,084,605	$47,573	$26,887	$4,918	$(22,886)	$1,141,097
Net income attributable to Masonite	55,567	269	89	81		56,006

Basic earnings per common share	$1.99					$2.01
Diluted earnings per common share	1.96					1.97

Disposition
On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS") for nominal consideration. We have had and will continue to have no continuing involvement with PDS subsequent to the sale, and the purchasers are not considered to be a related party. The disposition of this business resulted in a loss on disposal of subsidiaries of $4.6 million, which was recognized during the first six months of 2019 in the Europe segment. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 52.6% and 54.6% of total accounts receivable as of June 30, 2019, and December 30, 2018, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of June 30, 2019, and December 30, 2018. The allowance for doubtful accounts balance was $2.5 million and $2.1 million as of June 30, 2019, and December 30, 2018, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	June 30, 2019	December 30, 2018
Raw materials	$183,240	$189,145
Finished goods	80,577	69,026
Provision for obsolete or aged inventory	(9,192)	(7,764)
Inventories, net	$254,625	$250,407

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	June 30, 2019	December 30, 2018
Land	$29,738	$30,653
Buildings	179,313	179,888
Machinery and equipment	726,142	724,431
Property, plant and equipment, gross	935,193	934,972
Accumulated depreciation	(340,655)	(325,219)
Property, plant and equipment, net	$594,538	$609,753

Total depreciation expense was $18.2 million and $36.5 million in the three and six months ended June 30, 2019, respectively, and $13.7 million and $27.6 million for the three and six months ended July 1, 2018, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Total operating lease expense, including non-cancelable operating leases and short-term leases, was $10.5 million and $19.7 million for the three and six months ended June 30, 2019, respectively, and $7.8 million and $15.5 million for the three and six months ended July 1, 2018, respectively.
The current portion of operating lease liabilities is included with accrued expenses in the consolidated balance sheets. Supplemental balance sheet information as of the period indicated related to operating leases was as follows:

(In thousands)	June 30, 2019
Operating lease right-of-use assets	$143,613

Current portion of operating lease liabilities	21,271
Long-term operating lease liabilities	132,949
Total operating lease liabilities	$154,220

Weighted average remaining lease term (years)	14.8
Weighted average discount rate	4.9%

Maturities of operating lease liabilities are as follows:

(In thousands)	June 30, 2019
Fiscal year:
2019 (remaining six months)	$13,785
2020	27,180
2021	19,123
2022	15,427
2023	12,595
Thereafter	148,522
Total undiscounted lease payments	236,632
Less imputed interest	(82,412)
Total	$154,220

As of June 30, 2019, we have additional undiscounted commitments for operating leases, primarily for administrative offices, that have not yet commenced of $15.8 million. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 30, 2018	$6,189	$63,220	$110,888	$180,297
Measurement period adjustment	390	—	—	390
Foreign exchange fluctuations	11	55	112	178
June 30, 2019	$6,590	$63,275	$111,000	$180,865

During the six months ended June 30, 2019, we finalized the purchase price allocation for the BWI acquisition, which resulted in a $0.4 million increase in goodwill due to final working capital adjustments. During the fourth quarter of 2018, we performed our annual quantitative impairment test of goodwill for all of our reporting units, including the Architectural reporting unit, determining that goodwill was not impaired based upon the forecasts utilized in that test. While there was no identification of potential impairment at that time, it is possible that the estimate of discounted cash flows for the Architectural reporting unit may change in the near term based upon actual results and updated forward-looking forecasts, resulting in the need to write down goodwill to its fair value. While an interim impairment test of the Architectural reporting unit’s goodwill was not required during the six months ended June 30, 2019, it is possible that such a test could be required during future interim periods.
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	June 30, 2019			December 30, 2018
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$173,782	$(90,916)	$82,866	$173,637	$(81,220)	$92,417
Patents	31,934	(22,978)	8,956	31,363	(21,840)	9,523
Software	33,358	(30,954)	2,404	32,660	(29,296)	3,364
Trademarks and tradenames	33,811	(5,694)	28,117	33,784	(3,948)	29,836
Other	972	(315)	657	971	(97)	874
Total definite life intangible assets	273,857	(150,857)	123,000	272,415	(136,401)	136,014
Indefinite life intangible assets:
Trademarks and tradenames	76,597	—	76,597	76,031	—	76,031
Total intangible assets	$350,454	$(150,857)	$199,597	$348,446	$(136,401)	$212,045

Amortization of intangible assets was $7.1 million and $14.3 million three and six months ended June 30, 2019, respectively, and $7.2 million and $13.3 million for the three and six months ended July 1, 2018, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated future amortization of intangible assets with definite lives is as follows:

(In thousands)	June 30, 2019
Fiscal year:
2019 (remaining six months)	$13,974
2020	22,392
2021	18,792
2022	15,345
2023	13,859

8. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	June 30, 2019	December 30, 2018
Accrued payroll	$46,886	$39,823
Accrued rebates	35,071	36,711
Current portion of operating lease liabilities	21,271	—
Accrued interest	13,667	14,570
Other accruals	55,280	56,241
Total accrued expenses	$172,175	$147,345

9. Long-Term Debt

(In thousands)	June 30, 2019	December 30, 2018
5.625% senior unsecured notes due 2023	$500,000	$500,000
5.75% senior unsecured notes due 2026	300,000	300,000
Unamortized premium on 2023 Notes	3,245	3,684
Debt issuance costs	(7,623)	(8,394)
Other long-term debt	1,089	1,108
Total long-term debt	$796,711	$796,398

Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.5 million and $22.7 million for the three and six months ended and June 30, 2019, respectively, and $8.9 million and $17.6 million for the three and six months ended July 1, 2018, respectively.
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
The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 30, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 30, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal amount of 5.375% senior unsecured notes (the "2028 Notes"), which mature on February 1, 2028. The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The proceeds from the 2028 Notes, together with available cash balances, are intended to be used to redeem all $500.0 million aggregate principal amount of our existing 2023 Notes in August 2019 and to pay related premiums, fees and expenses.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of June 30, 2019, and December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Class Action Proceedings
With respect to the consolidated purported class action direct purchaser and end-purchaser complaints filed against us and JELD-WEN, Inc., the judge denied our motion to transfer the proceedings from the Eastern District of Virginia, Richmond Division. On March 1, 2019, we filed a motion to dismiss all of the claims in both of these complaints. A hearing on our motion to dismiss was held on June 11, 2019, and as of August 6, 2019, the court had not ruled on the motion. Discovery in the case is proceeding.
In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.
11. Share Based Compensation Plans
Share based compensation expense was $2.1 million and $4.8 million for the three and six months ended June 30, 2019, respectively, and $3.5 million and $6.6 million for the three and six months ended July 1, 2018, respectively. As of June 30, 2019, the total remaining unrecognized compensation expense related to share based compensation amounted to $22.4 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended December 30, 2018. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or cancelled. As of June 30, 2019, there were 633,214 shares of common stock available for future issuance under the 2012 Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018. As of June 30, 2019, the liability and asset relating to deferred compensation had a fair value of $6.1 million and $6.3 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income. As of June 30, 2019, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total fair value of SARs vested was $1.1 million during the six months ended June 30, 2019.

Six Months Ended June 30, 2019	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	514,313	$7,254	$39.01	4.6
Granted	111,230		57.29
Exercised	(32,088)	1,150	18.73
Forfeited	(8,329)		67.24
Outstanding, end of period	585,126	$8,386	$43.20	4.2

Exercisable, end of period	411,119	$8,386	$35.59	2.1

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

2019 Grants
SAR value (model conclusion)	$12.26
Risk-free rate	2.2%
Expected dividend yield	0.0%
Expected volatility	21.9%
Expected term (years)	6.0

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

	Six Months Ended
	June 30, 2019
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	429,027	$66.03
Granted	289,945	56.16
Performance adjustment (1)	(21,953)	57.51
Delivered	(112,709)
Withheld to cover (2)	(19,061)
Forfeited	(15,931)
Outstanding, end of period	549,318	$59.86
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

Approximately three-fourths of the RSUs granted during the six months ended June 30, 2019, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted in the six months ended June 30, 2019, is being recognized over the weighted average requisite service period of 2.3 years. 132,266 RSUs vested during the six months ended June 30, 2019, at a fair value of $8.2 million.
12. Restructuring Costs
Restructuring costs were not material in the three or six months ended July 1, 2018. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$945	$5	$(118)	$65	$897
2018 Plan	368	96	—	—	464
Total Restructuring Costs	$1,313	$101	$(118)	$65	$1,361

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$2,404	$336	$486	$459	$3,685
2018 Plan	789	627	—	—	1,416
Total Restructuring Costs	$3,193	$963	$486	$459	$5,101

	Cumulative Amount Incurred Through June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$2,404	$336	$486	$459	$3,685
2018 Plan	1,064	1,976	—	—	3,040
2016 Plan	—	—	3,707	—	3,707
2014 Plan	—	—	—	7,993	7,993
Total Restructuring Costs	$3,468	$2,312	$4,193	$8,452	$18,425

In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions have begun taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of June 30, 2019, we expect to incur approximately $9 million to $11 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions which completed in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. As of June 30, 2019, we expect to incur approximately $1 million of additional charges related to the 2018 Plan.
Our restructuring plans initiated in 2016 and prior years are described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018. Costs and actions associated with these restructuring plans include severance and closure charges and are substantially complete. As of June 30, 2019, we do not expect to incur any material future charges relating to our restructuring plans initiated in 2016 and prior years. Other plans initiated in prior years did not have a material impact on the consolidated statements of comprehensive income or consolidated statements of cash flows for the three or six months ended June 30, 2019, or July 1, 2018, or on the consolidated balance sheets as of June 30, 2019, or December 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	June 30, 2019
2019 Plan	$—	$3,061	$624	$(2,664)	$1,021
2018 Plan	596	1,317	99	(1,801)	211
Other	58	—	—	(39)	19
Total	$654	$4,378	$723	$(4,504)	$1,251

(In thousands)	December 31, 2017	Cash Payments	July 1, 2018
2016 Plan	$90	$(90)	$—
Other	194	(70)	124
Total	$284	$(160)	$124

13. Asset Impairment
During the three and six months ended June 30, 2019, we recognized non-cash asset impairment charges of $3.1 million and $13.8 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset groups was determined to be $9.4 million, compared to a book value of $23.2 million, with the difference representing the asset impairment charge recorded in the condensed consolidated statements of comprehensive income.
14. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.4% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate and changes in our valuation allowances. In addition, we recognized $0.1 million of income tax expense due to the exercise and delivery of share-based awards during the six months ended June 30, 2019, compared to $0.1 million and $0.3 million of income tax benefit during the three and six months ended July 1, 2018.

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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income attributable to Masonite	$24,242	$34,741	$28,031	$55,567

Shares used in computing basic earnings per share	25,126,065	27,609,132	25,350,488	27,899,461
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	250,553	420,454	295,035	502,753
Shares used in computing diluted earnings per share	25,376,618	28,029,586	25,645,523	28,402,214

Basic earnings per common share attributable to Masonite	$0.96	$1.26	$1.11	$1.99
Diluted earnings per common share attributable to Masonite	$0.96	$1.24	$1.09	$1.96

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	292,295	51,129	292,295	51,129
Restricted stock units	62,847	—	63,407	—

The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method. For all periods presented, common shares issuable for stock instruments which would have had an anti-dilutive impact under the treasury stock method have been excluded from the computation of diluted earnings per share.
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

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$380,505	$81,361	$101,146	$5,199	$568,211
Intersegment sales	(895)	(408)	(3,965)	—	(5,268)
Net sales to external customers	$379,610	$80,953	$97,181	$5,199	$562,943

Adjusted EBITDA	$63,401	$13,408	$12,778	$(9,854)	$79,733

	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$378,936	$101,389	$86,552	$6,317	$573,194
Intersegment sales	(1,070)	(643)	(4,755)	—	(6,468)
Net sales to external customers	$377,866	$100,746	$81,797	$6,317	$566,726

Adjusted EBITDA	$58,963	$13,642	$11,998	$(6,317)	$78,286

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$735,307	$166,100	$189,499	$11,927	$1,102,833
Intersegment sales	(1,972)	(880)	(6,727)	—	(9,579)
Net sales to external customers	$733,335	$165,220	$182,772	$11,927	$1,093,254

Adjusted EBITDA	$117,022	$23,405	$20,392	$(15,607)	$145,212

	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$739,478	$189,141	$158,116	$10,741	$1,097,476
Intersegment sales	(1,932)	(1,291)	(9,648)	—	(12,871)
Net sales to external customers	$737,546	$187,850	$148,468	$10,741	$1,084,605

Adjusted EBITDA	$109,361	$23,572	$19,658	$(12,891)	$139,700

A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Adjusted EBITDA	$79,733	$78,286	$145,212	$139,700
Less (plus):
Depreciation	18,201	13,700	36,486	27,634
Amortization	7,329	7,325	14,926	13,910
Share based compensation expense	2,093	3,538	4,773	6,603
Loss on disposal of property, plant and equipment	1,322	1,900	4,235	2,512
Restructuring costs	1,361	—	5,101	—
Asset impairment	3,142	—	13,767	—
Loss on disposal of subsidiaries	—	—	4,605	—
Interest expense, net	11,357	9,074	22,484	17,830
Other income, net of expense	(456)	(839)	(1,586)	(861)
Income tax expense	10,293	7,894	10,351	14,595
Net income attributable to non-controlling interest	849	953	2,039	1,910
Net income attributable to Masonite	$24,242	$34,741	$28,031	$55,567

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Accumulated foreign currency translation losses, beginning of period	$(116,143)	$(83,829)	$(129,930)	$(89,824)
Foreign currency translation gain	(5,178)	(31,445)	7,812	(25,671)
Income tax benefit (expense) on foreign currency translation gain	13	(21)	25	(43)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	1,001	—
Less: foreign currency translation gain (loss) attributable to non-controlling interest	132	(369)	348	(612)
Accumulated foreign currency translation losses, end of period	(121,440)	(114,926)	(121,440)	(114,926)

Accumulated pension and other post-retirement adjustments, beginning of period	(22,690)	(20,106)	(22,989)	(20,328)
Amortization of actuarial net losses	403	299	807	599
Income tax expense on amortization of actuarial net losses	(105)	(79)	(210)	(157)
Accumulated pension and other post-retirement adjustments	(22,392)	(19,886)	(22,392)	(19,886)

Accumulated other comprehensive loss	$(143,832)	$(134,812)	$(143,832)	$(134,812)

Other comprehensive income (loss), net of tax	$(4,867)	$(31,246)	$9,435	$(25,272)
Less: other comprehensive income (loss) attributable to non-controlling interest	132	(369)	348	(612)
Other comprehensive income (loss) attributable to Masonite	$(4,999)	$(30,877)	$9,087	$(24,660)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

18. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018
Transactions involving cash:
Interest paid	$24,068	$17,775
Interest received	1,158	504
Income taxes paid	8,392	4,380
Income tax refunds	—	81
Cash paid for operating lease liabilities	12,724	—
Non-cash transactions:
Right-of-use assets acquired under operating leases	48,970	—

The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	June 30, 2019	December 30, 2018
Cash and cash equivalents	$112,644	$115,656
Restricted cash	10,644	10,485
Total cash, cash equivalents and restricted cash	$123,288	$126,141

Property, plant and equipment additions in accounts payable were $3.5 million and $8.7 million as of June 30, 2019, and December 30, 2018, respectively.
19. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair value of the 2026 Notes as of June 30, 2019, was $310.4 million, compared to a carrying value of $296.1 million, and as of December 30, 2018, was $282.6 million, compared to a carrying value of $295.8 million. The estimated fair value of the 2023 Notes as of June 30, 2019, was $514.2 million, compared to a carrying value of $499.5 million, and as of December 30, 2018, was $484.9 million, compared to a carrying value of $499.5 million. These estimates are based on market quotes and calculations based on current market rates available to us and are categorized as having Level 2 valuation inputs as established by the FASB's Fair Value Framework. Market quotes used in these calculations are based on bid prices for our debt instruments and are obtained from and corroborated with multiple independent sources. The market quotes obtained from independent sources are within the range of management's expectations.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended June 30, 2019, and July 1, 2018. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended June 30, 2019, we generated net sales of $733.3 million or 67.1%, $165.2 million or 15.1% and $182.8 million or 16.7% in our North American Residential, Europe and Architectural segments, respectively.
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
Additionally, the United Kingdom's ("UK") anticipated exit from the European Union ("EU") ("Brexit") has created uncertainty in European demand, particularly in the UK, which could have a material adverse effect on the demand for our products in the foreseeable future. The anticipated exit has been postponed due to a failure to reach a deal on exit terms, and the new deadline is currently October 31, 2019.
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
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions have begun taking place in the first quarter of 2019

MASONITE INTERNATIONAL CORPORATION

(collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of June 30, 2019, we expect to incur approximately $9 million to $11 million of charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $14 million to $19 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions which completed in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. As of June 30, 2019, we expect to incur approximately $1 million of additional charges related to the 2018 Plan. Once fully implemented, the actions taken as part of the 2018 Plan are expected to increase our annual earnings and cash flows by approximately $6 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the six months ended June 30, 2019, approximately 32% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
Since the UK triggered Brexit, there has been instability in global financial and foreign exchange markets, including volatility in the relationship of the Pound Sterling to the U.S. Dollar. The average exchange rate of the Pound Sterling to the U.S. Dollar during the six months ended June 30, 2019, was 6% lower than the average for the same period in 2018, which has impacted our net sales and net income in the Europe segment. Future volatility in the Pound Sterling could continue as the UK negotiates its anticipated exit from the EU. Currently, there is no withdrawal agreement in place for the UK to exit the EU. If the UK and the EU are unable to reach an agreement and the UK exits the EU without an agreement in place, it will likely create further uncertainty and currency volatility, which may increase the cost of goods imported into our UK operations or decrease the profitability of the UK operations. Additionally, since our financial statements are denominated in U.S. Dollars, volatility in the Pound Sterling affects our reported results of operations, balance sheet and cash flows. In the longer term, any impact from Brexit on our UK operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
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

Components of Results of Operations
There have been no material changes to the information provided in the section entitled "Components of Results of Operations" in our Annual Report on Form 10-K for the year ended December 30, 2018. For the definition of and other information regarding Adjusted EBITDA, please see Note 16. Segment Information in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$562,943	$566,726	$1,093,254	$1,084,605
Cost of goods sold	434,013	443,052	852,220	855,502
Gross profit	128,930	123,674	241,034	229,103
Gross profit as a % of net sales	22.9%	21.8%	22.0%	21.1%
Selling, general and administration expenses	78,142	71,851	156,242	140,062
Selling, general and administration expenses as a % of net sales	13.9%	12.7%	14.3%	12.9%
Restructuring costs	1,361	—	5,101	—
Asset impairment	3,142	—	13,767	—
Loss on disposal of subsidiaries	—	—	4,605	—
Operating income	46,285	51,823	61,319	89,041
Interest expense, net	11,357	9,074	22,484	17,830
Other income, net of expense	(456)	(839)	(1,586)	(861)
Income before income tax expense	35,384	43,588	40,421	72,072
Income tax expense	10,293	7,894	10,351	14,595
Net income	25,091	35,694	30,070	57,477
Less: net income attributable to non-controlling interests	849	953	2,039	1,910
Net income attributable to Masonite	$24,242	$34,741	$28,031	$55,567
Three Months Ended June 30, 2019, Compared with Three Months Ended July 1, 2018
Net Sales
Net sales in the three months ended June 30, 2019, were $562.9 million, a decrease of $3.8 million or 0.7% from $566.7 million in the three months ended July 1, 2018. Net sales in the second quarter of 2019 were negatively impacted by $7.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $4.0 million or 0.7%. Average unit price increased net sales in the second quarter of 2019 by $36.1 million or 6.4% compared to the 2018 period. Our 2018 acquisitions, net of dispositions, contributed $11.4 million or 2.0% of incremental net sales in the second quarter of 2019. Lower volumes excluding the incremental impact of acquisitions and dispositions ("base volume") decreased net sales by $39.8 million or 7.0% in the second quarter of 2019 compared to the 2018 period. Net sales of components and other products to external customers were $3.7 million lower in the second quarter of 2019 compared to the 2018 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$380,505	$81,361	$101,146	$5,199	$568,211
Intersegment sales	(895)	(408)	(3,965)	—	(5,268)
Net sales to external customers	$379,610	$80,953	$97,181	$5,199	$562,943
Percentage of consolidated external net sales	67.4%	14.4%	17.3%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$378,936	$101,389	$86,552	$6,317	$573,194
Intersegment sales	(1,070)	(643)	(4,755)	—	(6,468)
Net sales to external customers	$377,866	$100,746	$81,797	$6,317	$566,726
Percentage of consolidated external net sales	66.7%	17.8%	14.4%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended June 30, 2019, were $379.6 million, an increase of $1.7 million or 0.4% from $377.9 million in the three months ended July 1, 2018. Net sales in the second quarter of 2019 were negatively impacted by $2.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $4.1 million or 1.1%. Average unit price increased net sales in the second quarter of 2019 by $27.8 million or 7.4% compared to the 2018 period. Our 2018 acquisition of BWI contributed $12.1 million or 3.2% of incremental net sales in the second quarter of 2019. Lower base volume decreased net sales in the second quarter of 2019 by $33.8 million or 8.9% compared to the 2018 period, due primarily to weak end market conditions. Net sales of components and other products to external customers were $2.0 million lower in the second quarter of 2019 compared to the 2018 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended June 30, 2019, were $81.0 million, a decrease of $19.7 million or 19.6% from $100.7 million in the three months ended July 1, 2018. Net sales in the second quarter of 2019 were negatively impacted by $5.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $14.6 million or 14.5%. Our 2019 dispositions of two non-core businesses reduced net sales by $11.2 million or 11.1% in the second quarter of 2019 compared to the 2018 period. Lower base volume decreased net sales by $6.9 million or 6.9% in the second quarter of 2019 compared to the 2018 period, primarily due to share loss in the builder channel. Net sales of components and other products to external customers were $1.0 million lower in the second quarter of 2019 compared to the 2018 period. Average unit price increased net sales in the second quarter of 2019 by $4.5 million or 4.5% compared to the 2018 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended June 30, 2019, were $97.2 million, an increase of $15.4 million or 18.8% from $81.8 million in the three months ended July 1, 2018. Net sales in the second quarter of 2019 were negatively impacted by $0.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $15.7 million or 19.2%. Our 2018 acquisition of Graham & Maiman contributed $10.5 million or 12.8% of incremental net sales in the second quarter of 2019. Average unit price increased net sales in the second quarter of 2019 by $3.8 million or 4.6% compared to the 2018 period. Higher base volume increased net sales in the second quarter of 2019 by $1.5 million or 1.8% compared to the 2018 period. Net sales of components and other products to external customers were $0.1 million lower in the second quarter of 2019 compared to the 2018 period.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 77.1% and 78.2% for the three months ended June 30, 2019, and July 1, 2018, respectively. Material cost of sales and direct labor as a percentage of net sales decreased by 2.2% and 0.5%, respectively. Partly offsetting these increases, overhead and depreciation as a percentage of net sales in the second quarter of 2019 increased by 1.0% and 0.6%, respectively. Distribution costs in the second quarter of 2019 were flat as a percentage of sales compared to the second quarter of 2018. Within cost of goods sold, we incurred $4.0 million of discrete charges in the second quarter of 2019 related to plant damages and factory start-up costs, which were primarily recorded within overhead. Additionally, overhead as a percentage of net sales was negatively impacted by lower volumes, while the decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, partly offset by an increase due to inflation.
Selling, General and Administration Expenses
In the three months ended June 30, 2019, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 13.9% compared to 12.7% in the three months ended July 1, 2018, an increase of 120 basis points.
SG&A expenses in the three months ended June 30, 2019, were $78.1 million, an increase of $6.2 million from $71.9 million in the three months ended July 1, 2018. The overall increase was driven by an increase in personnel costs of $4.0 million, incremental SG&A from our 2018 acquisitions (net of dispositions) of $1.9 million, an increase in bad debt expense of $0.7 million and other increases of $1.4 million. These increases were partially offset by a $1.0 million decrease in non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on disposal of property, plant and equipment, and favorable foreign exchange impacts of $0.8 million. The increase in personnel costs was primarily due to incentive compensation and the increase from our 2018 acquisitions was driven by amortization of intangible assets.
Restructuring Costs, Net
Restructuring costs in the three months ended June 30, 2019 were $1.4 million. There were no restructuring costs in the three months ended July 1, 2018. Restructuring costs in the current year were related to the 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the three months ended June 30, 2019, were $3.1 million. There were no asset impairment charges in the three months ended July 1, 2018. Asset impairment charges in the current quarter resulted from actions associated with the 2019 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended June 30, 2019, was $11.4 million, compared to $9.1 million in the three months ended July 1, 2018. This increase primarily relates to the issuance of $300.0 million aggregate principal amount of additional 2026 Senior Notes on August 27, 2018.
Other Income, Net of Expense
Other income, net of expense, in the three months ended June 30, 2019, was $0.5 million compared to $0.8 million in the three months ended July 1, 2018.
Income Tax Expense
Income tax expense in the three months ended June 30, 2019, was $10.3 million compared to $7.9 million in the three months ended July 1, 2018. This increase was primarily due to the reduction in discrete income tax benefit recognized as well as the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized discrete items resulting in income tax expense of $0.5 million in the three months ended June 30, 2019, compared to $1.4 million of income tax benefit recorded in the three months ended July 1, 2018.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$63,401	$13,408	$12,778	$(9,854)	$79,733
Adjusted EBITDA as a percentage of segment net sales	16.7%	16.6%	13.1%		14.2%

	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$58,963	$13,642	$11,998	$(6,317)	$78,286
Adjusted EBITDA as a percentage of segment net sales	15.6%	13.5%	14.7%		13.8%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$63,401	$13,408	$12,778	$(9,854)	$79,733
Less (plus):
Depreciation	9,800	2,354	3,505	2,542	18,201
Amortization	437	3,656	2,154	1,082	7,329
Share based compensation expense	—	—	—	2,093	2,093
Loss on disposal of property, plant and equipment	1,110	148	49	15	1,322
Restructuring costs	1,313	101	(118)	65	1,361
Asset impairment	3,142	—	—	—	3,142
Interest expense, net	—	—	—	11,357	11,357
Other (income), net of expense	86	(35)	2	(509)	(456)
Income tax expense	—	—	—	10,293	10,293
Net income attributable to non-controlling interest	684	—	—	165	849
Net income (loss) attributable to Masonite	$46,829	$7,184	$7,186	$(36,957)	$24,242

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$58,963	$13,642	$11,998	$(6,317)	$78,286
Less (plus):
Depreciation	7,090	2,575	2,192	1,843	13,700
Amortization	295	4,058	2,257	715	7,325
Share based compensation expense	—	—	—	3,538	3,538
Loss on disposal of property, plant and equipment	472	6	24	1,398	1,900
Interest expense, net	—	—	—	9,074	9,074
Other (income), net of expense	—	147	—	(986)	(839)
Income tax expense	—	—	—	7,894	7,894
Net income attributable to non-controlling interest	891	—	—	62	953
Net income (loss) attributable to Masonite	$50,215	$6,856	$7,525	$(29,855)	$34,741
Adjusted EBITDA in our North American Residential segment increased $4.4 million, or 7.5%, to $63.4 million in the three months ended June 30, 2019, from $59.0 million in the three months ended July 1, 2018. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $13.9 million and $13.6 million, in the second quarter of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment decreased $0.2 million, or 1.5%, to $13.4 million in the three months ended June 30, 2019, from $13.6 million in the three months ended July 1, 2018. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.2 million in the second quarter of 2019. There were no such allocations in the second quarter of 2018. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment increased $0.8 million, or 6.7%, to $12.8 million in the three months ended June 30, 2019, from $12.0 million in the three months ended July 1, 2018. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.6 million and $2.2 million, in the second quarter of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Six Months Ended June 30, 2019, Compared with Six Months Ended July 1, 2018
Net Sales
Net sales in the six months ended June 30, 2019, were $1,093.3 million, an increase of $8.7 million or 0.8% from $1,084.6 million in the six months ended July 1, 2018. Net sales in the first six months of 2019 were negatively impacted by $17.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $26.2 million or 2.4%. Average unit price increased net sales in the first six months of 2019 by $59.6 million or 5.5% compared to the same period in 2018. Our 2018 acquisitions, net of dispositions, contributed $36.2 million or 3.3% of incremental net sales in the first six months of 2019. Lower base volumes decreased net sales by $65.6 million or 6.0% in the first six months of 2019 compared to the same period in 2018. Net sales of components and other products to external customers, were $4.0 million lower in the first six months of 2019 compared to the same period in 2018.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$735,307	$166,100	$189,499	$11,927	$1,102,833
Intersegment sales	(1,972)	(880)	(6,727)	—	(9,579)
Net sales to external customers	$733,335	$165,220	$182,772	$11,927	$1,093,254
Percentage of consolidated external net sales	67.1%	15.1%	16.7%

	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$739,478	$189,141	$158,116	$10,741	$1,097,476
Intersegment sales	(1,932)	(1,291)	(9,648)	—	(12,871)
Net sales to external customers	$737,546	$187,850	$148,468	$10,741	$1,084,605
Percentage of consolidated external net sales	68.0%	17.3%	13.7%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended June 30, 2019, were $733.3 million, a decrease of $4.2 million or 0.6% from $737.5 million in the six months ended July 1, 2018. Net sales in the first six months of 2019 were negatively impacted by $5.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $1.6 million or 0.2%. Average unit price increased net sales in the first six months of 2019 by $48.2 million or 6.5% compared to the same period in 2018. Our 2018 acquisition of BWI contributed $23.5 million or 3.2% of incremental net sales in the first six months of 2019. Lower base volume decreased net sales by $66.2 million or 9.0% in the first six months of 2019 compared to the same period in 2018 due primarily to weak end market conditions. Net sales of components and other products to external customers were $3.9 million lower in the first six months of 2019 compared to the same period in 2018.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended June 30, 2019, were $165.2 million, a decrease of $22.6 million or 12.0% from $187.8 million in the six months ended July 1, 2018. Net sales in 2019 were negatively impacted by $10.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $11.8 million or 6.3%. Net sales in the first six months of 2019 were reduced by $11.7 million or 6.2% due to the net impact of acquisitions and dispositions, including lost sales due to the dispositions of two non-core businesses, partly offset by incremental sales from the DW3 acquisition. Lower base volume decreased net sales in the first six months of 2019 by $2.3 million or 1.2% compared to the same period in 2018. Net sales of components and other products to external customers were $2.3 million lower in the first six months of 2019 compared to the same period in 2018. Average unit price increased net sales in the first six months of 2019 by $4.5 million or 2.4% compared to the same period in 2018.
Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended June 30, 2019, were $182.8 million, an increase of $34.3 million or 23.1% from $148.5 million in the six months ended July 1, 2018. Net sales in 2019 were negatively impacted by $0.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $35.1 million or 23.6%. Our 2018 acquisition of Graham & Maiman contributed $24.3 million or 16.4% of incremental net sales in the first six months of 2019. Average unit price increased net sales in the first six months of 2019 by $6.9 million or 4.6% compared to the 2018 period. Higher base

MASONITE INTERNATIONAL CORPORATION

volume increased net sales in the first six months of 2019 by $2.9 million or 2.0% compared to the 2018 period. Net sales of components and other products to external customers were $1.0 million higher in the first six months of 2019 compared to the 2018 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 78.0% and 78.9% for the six months ended June 30, 2019, and July 1, 2018, respectively. Material cost of sales and direct labor costs as a percentage of net sales in the first six months of 2019 decreased by 1.7% and 0.5%, respectively. Partially offsetting these decreases, overhead and depreciation costs as a percentage of net sales increased by 0.8% and 0.5%, respectively, compared to the 2018 period. Distribution costs in the first six months of 2018 were flat as a percentage of sales compared to the first six months of 2018. Within cost of goods sold, we incurred $4.0 million of discrete charges in the first six months of 2019 related to plant damages and factory start-up costs, which were primarily recorded within overhead. Additionally, overhead as a percentage of net sales was negatively impacted by lower volumes, while the decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, partly offset by increases due to inflation.
Selling, General and Administration Expenses
In the six months ended June 30, 2019, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.3% compared to 12.9% the six months ended July 1, 2018, an increase of 140 basis points.
SG&A expenses in the six months ended June 30, 2019, were $156.2 million, an increase of $16.1 million from $140.1 million in the six months ended July 1, 2018. The overall increase was driven by an increase in personnel costs of $6.4 million, incremental SG&A from our 2018 acquisitions of $5.6 million (net of dispositions) and a $3.9 million net increase in non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on disposal of property, plant and equipment. The increase in non-cash charges includes a $2.5 million charge directly related to the divestiture of a non-core business in the Europe segment. Also contributing to the increase were additional marketing costs and bad debt expense of $0.5 million each and other increases of $1.2 million. These increases were partially offset by favorable foreign exchange impacts of $2.0 million. The increase in personnel costs was primarily due to incentive compensation and investments in resources in our Architectural segment to facilitate acquisition integration and support growth and the increase from our 2018 acquisitions was driven by amortization of intangible assets and the increase.
Restructuring Costs
Restructuring costs in the six months ended June 30, 2019 were $5.1 million. There were no restructuring costs in the six months ended July 1, 2018. Restructuring costs in the current year were related to the 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the six months ended June 30, 2019, were $13.8 million. There were no asset impairment charges in the six months ended July 1, 2018. Asset impairment charges in 2019 resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the six months ended June 30, 2019 was $4.6 million. There was no loss on disposal of subsidiaries in the six months ended July 1, 2018. The loss in the current year was related to the sale of PDS for nominal consideration during the first six months of 2019. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the six months ended June 30, 2019, was $22.5 million, compared to $17.8 million in the six months ended July 1, 2018. This increase primarily relates to the issuance of $300.0 million aggregate principal amount of 2026 Senior Notes on August 27, 2018.

MASONITE INTERNATIONAL CORPORATION

Other Income, Net of Expense
Other income, net of expense, in the six months ended June 30, 2019, was $1.6 million compared to $0.9 million in the six months ended July 1, 2018. The change in other income, net of expense, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating income net of expenses.
Income Tax Expense
Income tax expense in the six months ended June 30, 2019, was $10.4 million compared to $14.6 million the six months ended July 1, 2018. This decrease was primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized discrete items resulting in income tax benefit of $0.5 million in the six months ended June 30, 2019, compared to $1.4 million of income tax benefit recorded in the six months ended July 1, 2018, primarily attributable to the recognition of a deferred tax asset through reversal of a valuation allowance.
Segment Information

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$117,022	$23,405	$20,392	$(15,607)	$145,212
Adjusted EBITDA as a percentage of segment net sales	16.0%	14.2%	11.2%		13.3%

	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$109,361	$23,572	$19,658	$(12,891)	$139,700
Adjusted EBITDA as a percentage of segment net sales	14.8%	12.5%	13.2%		12.9%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$117,022	$23,405	$20,392	$(15,607)	$145,212
Less (plus):
Depreciation	18,879	4,736	6,246	6,625	36,486
Amortization	886	7,621	4,247	2,172	14,926
Share based compensation expense	—	—	—	4,773	4,773
Loss on disposal of property, plant and equipment	1,451	2,617	146	21	4,235
Restructuring costs	3,193	963	486	459	5,101
Asset impairment	13,767	—	—	—	13,767
Loss on disposal of subsidiaries	—	4,605	—	—	4,605
Interest expense, net	—	—	—	22,484	22,484
Other (income), net of expense	86	(174)	2	(1,500)	(1,586)
Income tax expense	—	—	—	10,351	10,351
Net income attributable to non-controlling interest	1,670	—	—	369	2,039
Net income (loss) attributable to Masonite	$77,090	$3,037	$9,265	$(61,361)	$28,031

	Six Months Ended July 1, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$109,361	$23,572	$19,658	$(12,891)	$139,700
Less (plus):
Depreciation	14,434	4,878	4,222	4,100	27,634
Amortization	776	7,297	4,511	1,326	13,910
Share based compensation expense	—	—	—	6,603	6,603
Loss on disposal of property, plant and equipment	1,005	6	103	1,398	2,512
Interest expense, net	—	—	—	17,830	17,830
Other (income), net of expense	—	182	—	(1,043)	(861)
Income tax expense	—	—	—	14,595	14,595
Net income attributable to non-controlling interest	1,861	—	—	49	1,910
Net income (loss) attributable to Masonite	$91,285	$11,209	$10,822	$(57,749)	$55,567
Adjusted EBITDA in our North American Residential segment increased $7.6 million, or 6.9%, to $117.0 million in the six months ended June 30, 2019, from $109.4 million in the six months ended July 1, 2018. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $27.9 million and $27.3 million in the first six months of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment decreased $0.2 million, or 0.8%, to $23.4 million in the six months ended June 30, 2019, from $23.6 million in the six months ended July 1, 2018. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.5 million in the first six months of 2019. There were no such allocations in the first six months of 2018. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment increased $0.7 million, or 3.6%, to $20.4 million in the six months ended June 30, 2019, from $19.7 million in the six months ended July 1, 2018. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $5.3 million and $4.4 million in the first six months of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of June 30, 2019, we had $112.6 million of cash and cash equivalents, availability under our ABL Facility of $193.5 million and availability under our AR Sales Program of $14.9 million.
Cash Flows
Cash provided by operating activities was $88.2 million during the six months ended June 30, 2019, compared to $88.0 million in the six months ended July 1, 2018. This $0.2 million increase in cash provided by operating activities was due to changes in net working capital in the first six months of 2019 compared with the same period in 2018, partially offset by a $4.6 million decrease in our net income attributable to Masonite, adjusted for non-cash and non-operating items.
Cash used in investing activities was $39.2 million during the six months ended June 30, 2019, compared to $169.9 million in the six months ended July 1, 2018. This $130.7 million decrease in cash used in investing activities was driven by $135.6 million of cash used in the DW3 and Graham & Maiman acquisitions (net of cash acquired) in 2018 partially offset by a $4.1 million increase in cash additions to property, plant and equipment and an increase in other investing outflows of $0.8 million in the first six months of 2019 compared to the same period in 2018.
Cash used in financing activities was $52.5 million during the six months ended June 30, 2019, compared to $65.8 million during the six months ended July 1, 2018. This $13.3 million decrease in cash used in financing activities was driven by a $12.0 million decrease in cash used for repurchases of common shares and a $1.3 million decrease in cash used for tax withholding on share based awards in the first six months of 2019 compared to the same period in 2018.
Share Repurchases
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the "share repurchase programs"). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we

MASONITE INTERNATIONAL CORPORATION

might otherwise be precluded from doing so under applicable insider trading laws. During the six months ended June 30, 2019, we repurchased and retired 953,888 of our common shares in the open market at an aggregate cost of $48.7 million as part of the share repurchase programs. During the six months ended July 1, 2018, we repurchased 961,534 of our common shares in the open market at an aggregate cost of $60.7 million. As of June 30, 2019, there was $155.3 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of June 30, 2019, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2026 Notes under certain circumstances specified therein. The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture

MASONITE INTERNATIONAL CORPORATION

governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 30, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
Obligations under the 2023 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2023 Notes under certain circumstances specified therein. The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and our subsidiaries' ability to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2023 Notes. In addition, if in the future the 2023 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be replaced with a less restrictive covenant. The indenture governing the 2023 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of June 30, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2023 Notes.
On July 25, 2019, we issued $500.0 million aggregate principal amount of 5.375% senior unsecured notes (the "2028 Notes"), which mature on February 1, 2028. The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The proceeds from the 2028 Notes, together with available cash balances, are intended to be used to redeem all $500.0 million aggregate principal amount of our existing 2023 Notes in August 2019 and to pay related premiums, fees and expenses.
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

MASONITE INTERNATIONAL CORPORATION

The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of June 30, 2019, and December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $499.5 million and $972.4 million for the three and six months ended June 30, 2019, and $497.9 million and $954.0 million for the three and six months ended July 1, 2018, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $67.7 million and $124.8 million for the three and six months ended June 30, 2019, and $65.4 million and $116.2 million for the three and six months ended July 1, 2018, respectively. Our non-guarantor subsidiaries had total assets of $1.9 billion and $1.8 billion and total liabilities of $833.5 million and $711.8 million as of June 30, 2019, and December 30, 2018, respectively.
Critical Accounting Policies and Estimates
There have been no material changes to the information provided in the section entitled "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 30, 2018, other than as noted below:
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
During the fourth quarter of 2018, we performed our annual quantitative impairment test of goodwill for all of our reporting units, including the Architectural reporting unit, determining that goodwill was not impaired based upon the forecasts utilized in that test. While there was no identification of potential impairment at that time, it is possible that the estimate of discounted cash flows for the Architectural reporting unit may change in the near term based upon actual results and updated forward-looking forecasts, resulting in the need to write down goodwill to its fair value. While an interim impairment test of the Architectural reporting unit’s goodwill was not required during the six months ended June 30, 2019, it is possible that such a test could be required during future interim periods.

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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended June 30, 2019, we repurchased 307,786 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019, through April 28, 2019	166,167	$50.85	166,167	$162,351,900
April 29, 2019, through May 26, 2019	19,608	52.60	19,608	161,320,531
May 27, 2019, through June 30, 2019	122,011	49.27	122,011	155,309,247
Total	307,786	$50.34	307,786
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares, and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the "share repurchase programs"). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of June 30, 2019, $155.3 million was available for repurchase in accordance with the share repurchase programs.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
4.1
Indenture, dated as of July 25, 2019, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 25, 2019)

10.1*	Employment Agreement, dated as of May 1, 2019, by and between Masonite International Corporation and Howard C. Heckes
10.2
Consulting Agreement, dated as of May 14, 2019, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 17, 2019)

10.3
Omnibus Amendment to Masonite International Corporation restricted stock unit agreements, performance restricted stock unit agreements and stock appreciation rights agreements, dated as of May 14, 2019, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 17, 2019)

10.4
Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan, dated as of May 24, 2019, by and between Masonite International Corporation and James A. Hair (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 24, 2019)

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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019, and July 1, 2018; (ii) the Registrant's Condensed Consolidated Balance Sheets as of June 30, 2019, and December 30, 2018; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019, and July 1, 2018; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019, and July 1, 2018; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 6, 2019	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)