Form 10-Q
period 2019-09-29
MASONITE INTERNATIONAL CORP
filed 2019-11-05
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
or
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
The registrant had outstanding 24,882,576 shares of Common Stock, no par value, as of October 30, 2019.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 29, 2019

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
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:
•downward trends in our end markets and in economic conditions;
•reduced levels of residential new construction; residential repair, renovation and remodeling; and non-residential building construction activity due to increases in mortgage rates, changes in mortgage interest deductions and related tax changes and reduced availability of financing;
•competition;
•the continued success of, and our ability to maintain relationships with, certain key customers in light of customer concentration and consolidation;
•new tariffs and evolving trade policy between the United States and other countries, including China;
•increases in prices of raw materials and fuel;
•increases in labor costs, the availability of labor, or labor relations (i.e., disruptions, strikes or work stoppages);
•our ability to manage our operations including anticipating demand for our products, managing disruptions in our operations, managing manufacturing realignments (including related restructuring charges), managing customer credit risk and successful integration of acquisitions;
•the continuous operation of our information technology and enterprise resource planning systems and management of potential cyber security threats and attacks;
•our ability to generate sufficient cash flows to fund our capital expenditure requirements, to meet our pension obligations, and to meet our debt service obligations, including our obligations under our senior notes and our ABL Facility;
•political, economic and other risks that arise from operating a multinational business;
•uncertainty relating to the United Kingdom's anticipated exit from the European Union;
•fluctuating exchange and interest rates;
•our ability to innovate and keep pace with technological developments;
•product liability claims and product recalls;
•retention of key management personnel;
•environmental and other government regulations, including the FCPA, and any changes in such regulations; and
•limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility.
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
ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$552,192	$557,148	$1,645,446	$1,641,753
Cost of goods sold	426,588	446,306	1,278,808	1,301,808
Gross profit	125,604	110,842	366,638	339,945
Selling, general and administration expenses	77,573	64,530	233,815	204,592
Restructuring costs	1,994	—	7,095	—
Asset impairment	—	—	13,767	—
Loss on disposal of subsidiaries	—	—	4,605	—
Operating income	46,037	46,312	107,356	135,353
Interest expense, net	11,909	10,151	34,393	27,981
Loss on extinguishment of debt	14,523	5,414	14,523	5,414
Other income, net of expense	(824)	(948)	(2,410)	(1,809)
Income before income tax expense	20,429	31,695	60,850	103,767
Income tax expense	4,334	6,151	14,685	20,746
Net income	16,095	25,544	46,165	83,021
Less: net income attributable to non-controlling interests	1,126	748	3,165	2,658
Net income attributable to Masonite	$14,969	$24,796	$43,000	$80,363

Basic earnings per common share attributable to Masonite	$0.60	$0.90	$1.71	$2.90
Diluted earnings per common share attributable to Masonite	$0.59	$0.89	$1.68	$2.85

Comprehensive income:
Net income	$16,095	$25,544	$46,165	$83,021
Other comprehensive income:
Foreign currency translation gain (loss)	(12,733)	2,484	(3,920)	(23,187)
Amortization of actuarial net losses	404	300	1,211	899
Income tax expense related to other comprehensive income	(114)	(63)	(299)	(263)
Other comprehensive income (loss), net of tax:	(12,443)	2,721	(3,008)	(22,551)
Comprehensive income	3,652	28,265	43,157	60,470
Less: comprehensive income attributable to non-controlling interests	1,004	990	3,391	2,288
Comprehensive income attributable to Masonite	$2,648	$27,275	$39,766	$58,182

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	September 29, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$109,955	$115,656
Restricted cash	10,645	10,485
Accounts receivable, net	311,074	283,580
Inventories, net	253,805	250,407
Prepaid expenses	32,044	32,970
Income taxes receivable	5,817	3,495
Total current assets	723,340	696,593
Property, plant and equipment, net	593,225	609,753
Operating lease right-of-use assets	137,918	—
Investment in equity investees	15,953	13,474
Goodwill	180,066	180,297
Intangible assets, net	189,853	212,045
Deferred income taxes	28,737	28,509
Other assets	40,789	37,794
Total assets	$1,909,881	$1,778,465

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,983	$96,362
Accrued expenses	172,169	147,345
Income taxes payable	1,581	1,599
Total current liabilities	272,733	245,306
Long-term debt	790,692	796,398
Long-term operating lease liabilities	128,491	—
Deferred income taxes	86,412	82,122
Other liabilities	19,929	32,334
Total liabilities	1,298,257	1,156,160
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 24,848,264 and 25,835,664 shares issued and outstanding as of September 29, 2019, and December 30, 2018, respectively	558,026	575,207
Additional paid-in capital	218,411	218,988
Accumulated deficit	(20,581)	(30,836)
Accumulated other comprehensive loss	(156,153)	(152,919)
Total equity attributable to Masonite	599,703	610,440
Equity attributable to non-controlling interests	11,921	11,865
Total equity	611,624	622,305
Total liabilities and equity	$1,909,881	$1,778,465

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total equity, beginning of period	$614,571	$709,515	$622,305	$735,902
Share capital:
Beginning of period	561,543	614,371	575,207	624,403
Common shares issued for delivery of share based awards	329	345	7,412	11,043
Common shares issued under employee stock purchase plan	528	450	1,045	949
Common shares repurchased and retired	(4,374)	(11,201)	(25,638)	(32,430)
End of period	558,026	603,965	558,026	603,965
Additional paid-in capital:
Beginning of period	215,418	219,931	218,988	226,528
Share based compensation expense	3,695	1,640	8,468	8,243
Common shares issued for delivery of share based awards	(329)	(345)	(7,412)	(11,043)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(326)	(1,171)	(1,454)	(3,594)
Common shares issued under employee stock purchase plan	(47)	(23)	(179)	(102)
End of period	218,411	220,032	218,411	220,032
Accumulated deficit:
Beginning of period	(30,225)	(2,023)	(30,836)	(18,150)
Net income attributable to Masonite	14,969	24,796	43,000	80,363
Common shares repurchased and retired	(5,325)	(22,634)	(32,745)	(62,074)
End of period	(20,581)	139	(20,581)	139
Accumulated other comprehensive loss:
Beginning of period	(143,832)	(134,812)	(152,919)	(110,152)
Other comprehensive income (loss) attributable to Masonite, net of tax	(12,321)	2,479	(3,234)	(22,181)
End of period	(156,153)	(132,333)	(156,153)	(132,333)
Equity attributable to non-controlling interests:
Beginning of period	11,667	12,048	11,865	13,273
Net income attributable to non-controlling interests	1,126	748	3,165	2,658
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(122)	242	226	(370)
Dividends to non-controlling interests	(750)	(1,155)	(3,335)	(3,678)
End of period	11,921	11,883	11,921	11,883
Total equity, end of period	$611,624	$703,686	$611,624	$703,686

Common shares outstanding:
Beginning of period	25,019,940	27,597,126	25,835,664	28,369,877
Common shares issued for delivery of share based awards	13,347	34,513	142,475	215,910
Common shares issued under employee stock purchase plan	9,904	6,598	18,940	13,984
Common shares repurchased and retired	(194,927)	(503,166)	(1,148,815)	(1,464,700)
End of period	24,848,264	27,135,071	24,848,264	27,135,071

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 29, 2019	September 30, 2018
Net income	$46,165	$83,021
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	4,605	—
Loss on extinguishment of debt	14,523	5,414
Depreciation	52,845	43,340
Amortization	21,980	20,951
Share based compensation expense	8,468	8,243
Deferred income taxes	4,914	9,985
Unrealized foreign exchange loss (gain)	539	(699)
Share of income from equity investees, net of tax	(2,479)	(1,472)
Pension and post-retirement funding, net of expense	(5,789)	(5,976)
Non-cash accruals and interest	(309)	605
Loss on sale of property, plant and equipment	4,940	2,574
Asset impairment	13,767	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,921)	(25,780)
Inventories	(6,038)	(7,480)
Prepaid expenses	677	(2,411)
Accounts payable and accrued expenses	12,105	12,240
Other assets and liabilities	(3,623)	(2,104)
Net cash flow provided by operating activities	138,369	140,451
Cash flows from investing activities:
Additions to property, plant and equipment	(55,573)	(51,259)
Cash used in acquisitions, net of cash acquired	(1,858)	(135,276)
Cash disposed in sale of subsidiaries, net of cash proceeds	(230)	—
Proceeds from sale of property, plant and equipment	91	1,404
Other investing activities	(1,485)	(2,862)
Net cash flow used in investing activities	(59,055)	(187,993)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	300,000
Repayments of long-term debt	(500,115)	(125,279)
Payment of debt extinguishment costs	(14,065)	(5,250)
Payment of debt issuance costs	(6,701)	(4,344)
Tax withholding on share based awards	(1,454)	(3,594)
Distributions to non-controlling interests	(3,335)	(3,678)
Repurchases of common shares	(58,383)	(94,504)
Net cash flow (used in) provided by financing activities	(84,053)	63,351
Net foreign currency translation adjustment on cash	(802)	(1,045)
(Decrease) increase in cash, cash equivalents and restricted cash	(5,541)	14,764
Cash, cash equivalents and restricted cash, beginning of period	126,141	188,564
Cash, cash equivalents and restricted cash, at end of period	$120,600	$203,328

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
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which amended ASC 350 "Intangibles—Goodwill and Other." This ASU simplified the accounting for goodwill impairments and allowed a goodwill impairment charge to be based upon the amount of a reporting unit's carrying value in excess of its fair value; thus, eliminating what is currently known as "Step 2" under the current guidance. This ASU was effective

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for annual periods beginning after December 15, 2019, and interim periods within those annual periods; early adoption was permitted and prospective application was required. We have early adopted this guidance prospectively as of December 31, 2018, the beginning of fiscal year 2019, and the adoption did not have a material impact on our financial statements.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisitions and Disposition
2019 Acquisition
On August 29, 2019, we completed the acquisition of TOPDOORS, s.r.o. ("Top Doors") based in the Czech Republic for cash consideration of $1.6 million, net of cash acquired. Top Doors is a specialist manufacturer of door frames. The excess purchase price over the fair value of net assets acquired of $1.1 million was allocated to goodwill in our Europe segment. The goodwill principally represents anticipated synergies from Top Doors' integration into our existing Europe door business. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for Top Doors are not presented as they were not material for any period presented.
2018 Acquisitions
On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. ("BWI") for cash consideration of $22.3 million, net of cash acquired. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services. The excess purchase price over the fair value of net assets acquired of $3.7 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing North American Residential business and the goodwill is deductible for tax purposes.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the nine months ended September 29, 2019, we finalized the purchase price allocation for the BWI acquisition, which resulted in a $0.4 million increase in goodwill due to final working capital adjustments. The fair values of intangible assets acquired are based on management's estimates and assumptions including variations of the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $9.3 million and $9.1 million for the BWI and DW3 acquisitions, respectively.
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
The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2018 Acquisitions which have been included in the consolidated statements of comprehensive income for the periods indicated subsequent to the acquisition date:

	Three Months Ended September 29, 2019
(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$22,074	$17,483	$19,316	$58,873
Net income attributable to Masonite	359	1,324	3,052	4,735

	Nine Months Ended September 29, 2019
(In thousands)	BWI	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$68,532	$53,430	$58,545	$180,507
Net income attributable to Masonite	1,086	2,504	8,518	12,108

	Three Months Ended September 30, 2018
(in thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$18,336	$18,470	$36,806
Net income attributable to Masonite	845	1,433	2,278

	Nine Months Ended September 30, 2018
(in thousands)	Graham & Maiman	DW3	Total 2018 Acquisitions
Net sales	$24,602	$48,019	$72,621
Net income attributable to Masonite	1,147	3,526	4,673

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

	Three Months Ended September 30, 2018
(In thousands, except per share amounts)	Masonite	BWI	Intercompany Eliminations	Pro Forma
Net sales	$557,148	21,759	$(10,672)	$568,235
Net income attributable to Masonite	24,796	123	—	24,919

Basic earnings per common share	$0.90			$0.91
Diluted earnings per common share	0.89			0.89

	Nine Months Ended September 30, 2018
(In thousands, except per share amounts)	Masonite	BWI	Graham & Maiman	DW3	Intercompany Eliminations	Pro Forma
Net sales	$1,641,753	$69,332	$26,887	$4,918	$(33,558)	$1,709,332
Net income attributable to Masonite	80,363	392	89	81		80,925

Basic earnings per common share	$2.90					$2.92
Diluted earnings per common share	2.85					2.87
Disposition
On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS") for nominal consideration. We have had and will continue to have no continuing involvement with PDS subsequent to the sale, and the purchasers are not considered to be a related party. The disposition of this business resulted in a loss on disposal of subsidiaries of $4.6 million, which was recognized during the first nine months of 2019 in the Europe segment. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive income (loss).
3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers, homebuilders and retail home centers. Our ten largest customers accounted for 51.1% and 54.6% of total accounts receivable as of September 29, 2019, and December 30, 2018, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of September 29, 2019, and December 30, 2018. The allowance for doubtful accounts balance was $2.2 million and $2.1 million as of September 29, 2019, and December 30, 2018, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	September 29, 2019	December 30, 2018
Raw materials	$184,271	$189,145
Finished goods	79,148	69,026
Provision for obsolete or aged inventory	(9,614)	(7,764)
Inventories, net	$253,805	$250,407

5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	September 29, 2019	December 30, 2018
Land	$29,578	$30,653
Buildings	177,318	179,888
Machinery and equipment	730,789	724,431
Property, plant and equipment, gross	937,685	934,972
Accumulated depreciation	(344,460)	(325,219)
Property, plant and equipment, net	$593,225	$609,753
Total depreciation expense was $16.4 million and $52.8 million in the three and nine months ended September 29, 2019, respectively, and $15.7 million and $43.3 million for the three and nine months ended September 30, 2018, respectively. Depreciation expense is included primarily within cost of goods sold in the condensed consolidated statements of comprehensive income.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Total operating lease expense, including non-cancelable operating leases and short-term leases, was $10.0 million and $29.7 million for the three and nine months ended September 29, 2019, respectively, and $7.9 million and $23.4 million for the three and nine months ended September 30, 2018, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The current portion of operating lease liabilities is included with accrued expenses in the consolidated balance sheets. Supplemental balance sheet information as of the period indicated related to operating leases was as follows:

(In thousands)	September 29, 2019
Operating lease right-of-use assets	$137,918

Current portion of operating lease liabilities	20,403
Long-term operating lease liabilities	128,491
Total operating lease liabilities	$148,894

Weighted average remaining lease term (years)	15.0
Weighted average discount rate	4.9%
Maturities of operating lease liabilities are as follows:

(In thousands)	September 29, 2019
Fiscal year:
2019 (remaining three months)	$6,914
2020	27,178
2021	19,165
2022	15,497
2023	12,643
Thereafter	148,010
Total undiscounted lease payments	229,407
Less imputed interest	(80,513)
Total	$148,894
As of September 29, 2019, we have additional undiscounted commitments for operating leases, primarily for administrative offices, that have not yet commenced of $15.8 million. These operating leases will commence during fiscal year 2019 and fiscal year 2020 with lease terms of 10 years.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 30, 2018	$6,189	$63,220	$110,888	$180,297
Goodwill from 2019 acquisitions	—	1,083	—	1,083
Measurement period adjustment	390	—	—	390
Foreign exchange fluctuations	7	(1,786)	75	(1,704)
September 29, 2019	$6,586	$62,517	$110,963	$180,066
During the nine months ended September 29, 2019, we finalized the purchase price allocation for the BWI acquisition, which resulted in a $0.4 million increase in goodwill due to final working capital adjustments. During the fourth quarter of 2018, we performed our annual quantitative impairment test of goodwill for all of our reporting units, including the Architectural reporting unit, determining that goodwill was not impaired based upon the forecasts utilized

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

in that test. While there was no identification of potential impairment at that time, it is possible that the estimate of discounted cash flows for the Architectural reporting unit may change in the near term based upon actual results and updated forward-looking forecasts, resulting in the need to write down goodwill to its fair value. While an interim impairment test of the Architectural reporting unit’s goodwill was not required during the nine months ended September 29, 2019, it is possible that such a test could be required during future interim periods.
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	September 29, 2019			December 30, 2018
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$170,895	$(94,623)	$76,272	$173,637	$(81,220)	$92,417
Patents	31,926	(23,338)	8,588	31,363	(21,840)	9,523
Software	33,541	(31,626)	1,915	32,660	(29,296)	3,364
Trademarks and tradenames	32,938	(6,464)	26,474	33,784	(3,948)	29,836
Other	969	(421)	548	971	(97)	874
Total definite life intangible assets	270,269	(156,472)	113,797	272,415	(136,401)	136,014
Indefinite life intangible assets:
Trademarks and tradenames	76,056	—	76,056	76,031	—	76,031
Total intangible assets	$346,325	$(156,472)	$189,853	$348,446	$(136,401)	$212,045
Amortization of intangible assets was $7.0 million and $21.3 million in the three and nine months ended September 29, 2019, respectively, and $7.0 million and $20.3 million for the three and nine months ended September 30, 2018, respectively. Amortization expense is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income.
The estimated future amortization of intangible assets with definite lives is as follows:

(In thousands)	September 29, 2019
Fiscal year:
2019 (remaining three months)	$6,612
2020	22,050
2021	18,465
2022	15,031
2023	13,567

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	September 29, 2019	December 30, 2018
Accrued payroll	$56,240	$39,823
Accrued rebates	38,645	36,711
Current portion of operating lease liabilities	20,403	—
Accrued interest	5,900	14,570
Other accruals	50,981	56,241
Total accrued expenses	$172,169	$147,345

9. Long-Term Debt

(In thousands)	September 29, 2019	December 30, 2018
5.375% senior unsecured notes due 2028	$500,000	$—
5.750% senior unsecured notes due 2026	300,000	300,000
5.625% senior unsecured notes due 2023	—	500,000
Unamortized premium on 2023 Notes	—	3,684
Debt issuance costs	(10,327)	(8,394)
Other long-term debt	1,019	1,108
Total long-term debt	$790,692	$796,398
Interest expense related to our consolidated indebtedness under senior unsecured notes was $12.0 million and $34.8 million for the three and nine months ended and September 29, 2019, respectively, and $10.0 million and $27.7 million for the three and nine months ended September 30, 2018, respectively.
5.375% Senior Notes due 2028
        On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of the 2023 Notes (as described below), including the payment of related premiums, fees and expenses.
        Subsequent to the closing of the 2028 Notes offering, the 2023 Notes were redeemed, and the notes were considered extinguished as of August 10, 2019. Under the terms of the indenture governing the 2023 Notes, we paid the applicable premium of $14.1 million. Additionally, the unamortized premium of $3.1 million and unamortized debt issuance costs of $3.5 million relating to the 2023 Notes were written off in conjunction with the extinguishment of the 2023 Notes. The resulting loss on extinguishment of debt was $14.5 million and is recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of comprehensive income. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Obligations under the 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2023, at the applicable redemption prices specified under the indenture governing the 2028 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the 2028 Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 29, 2019, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 29, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
5.625% Senior Notes due 2023
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and were not listed on any securities exchange. The 2023 Notes bore interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and were due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million was being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and were being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from the 2017 issuance of the 2023 Notes were for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses. As of August 10, 2019, the 2023 Notes were fully redeemed, as described above.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of September 29, 2019, and December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.

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
Class Action Proceedings
On September 18, 2019, the Court ruled on Defendants’ motion to dismiss the consolidated purported class action direct purchaser and end-purchaser complaints filed against us and Jeld-Wen, Inc. The Court: (i) denied Defendants’ motion to dismiss the direct purchasers’ Sherman Act claims, (ii) granted Defendants’ motion to dismiss the direct purchasers’ fraudulent concealment claims (limiting the claims they may assert to those within four years of the filing of their complaint), and (iii) granted in part and denied in part Defendants’ motion to dismiss the state law claims filed by the end-purchaser plaintiffs, dismissing 66 of 91 state law claims. On October 31, 2019, the Court granted end-purchaser plaintiffs' motion to amend their complaint in order to correct certain deficiencies identified by the Court in its order on the motion to dismiss various state law claims. The Court's order is likely to lead to the reinstatement of some of the end-purchaser plaintiffs' dismissed claims where the basis for dismissal was the lack of a representative plaintiff from certain states. The Court gave end-purchaser plaintiffs until November 12, 2019, to amend their complaint. Discovery in the case is proceeding. The Court has set a trial date of October 20, 2020.
In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.
11. Share Based Compensation Plans
Share based compensation expense was $3.7 million and $8.5 million for the three and nine months ended September 29, 2019, respectively, and $1.6 million and $8.2 million for the three and nine months ended September 30, 2018, respectively. As of September 29, 2019, the total remaining unrecognized compensation expense related to share based compensation amounted to $18.1 million, which will be amortized over the weighted average remaining requisite service period of 1.7 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a cliff-vesting approach, depending on the terms of the individual award and is classified within selling, general and administration expenses in the condensed consolidated statements of comprehensive income. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended December 30, 2018. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or canceled. As of September 29, 2019, there were 669,118 shares of common stock available for future issuance under the 2012 Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018. As of September 29, 2019, the liability and asset relating to deferred compensation had a fair value of $6.2 million and $6.3 million, respectively. Any unfunded gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the condensed consolidated statements of comprehensive income. As of September 29, 2019, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.

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
The total fair value of SARs vested was $1.1 million during the nine months ended September 29, 2019.

Nine Months Ended September 29, 2019	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	514,313	$7,254	$39.01	4.6
Granted	111,230		57.29
Exercised	(56,765)	2,073	18.76
Forfeited	(8,329)		67.24
Outstanding, end of period	560,449	$8,961	$44.27	3.8

Exercisable, end of period	386,442	$8,921	$36.66	2.0
The value of SARs granted is determined using the Black-Scholes-Merton valuation model, and the corresponding expense is recognized over the average requisite service period of 2.0 years for all periods presented. Expected volatility is based upon the historical volatility of our public industry peers' common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

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

	Nine Months Ended
	September 29, 2019
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	429,027	$66.03
Granted	297,115	56.02
Performance adjustment (1)	(21,953)	57.51
Delivered	(115,520)
Withheld to cover (2)	(19,831)
Forfeited	(33,897)
Outstanding, end of period	534,941	$59.60
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
Approximately four-fifths of the RSUs granted during the nine months ended September 29, 2019, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted in the nine months ended September 29, 2019, is being recognized over the weighted average requisite service period of 2.3 years. 135,847 RSUs vested during the nine months ended September 29, 2019, at a fair value of $8.4 million.
12. Restructuring Costs
There were no restructuring costs in the three and nine months ended September 30, 2018. The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,351	$—	$32	$(56)	$1,327
2018 Plan	410	257	—	—	667
Total Restructuring Costs	$1,761	$257	$32	$(56)	$1,994

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$3,755	$336	$518	$403	$5,012
2018 Plan	1,199	884	—	—	2,083
Total Restructuring Costs	$4,954	$1,220	$518	$403	$7,095

	Cumulative Amount Incurred Through September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$3,755	$336	$518	$403	$5,012
2018 Plan	1,474	2,233	—	—	3,707
2016 Plan	—	—	3,707	—	3,707
2014 Plan	—	—	—	7,993	7,993
Total Restructuring Costs	$5,229	$2,569	$4,225	$8,396	$20,419
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of September 29, 2019, we expect to incur approximately $8 million to $10 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions which completed in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. As of September 29, 2019, we expect to incur approximately $1 million of additional charges related to the 2018 Plan.
Our restructuring plans initiated in 2016 and prior years are described in detail in our Annual Report on Form 10-K for the year ended December 30, 2018. Costs and actions associated with these restructuring plans include severance and closure charges and are substantially complete. As of September 29, 2019, we do not expect to incur any material future charges relating to our restructuring plans initiated in 2016 and prior years. Other plans initiated in prior years did not have a material impact on the consolidated statements of comprehensive income or consolidated statements of cash flows for the three or nine months ended September 29, 2019, or September 30, 2018, or on the consolidated balance sheets as of September 29, 2019, or December 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	September 29, 2019
2019 Plan	$—	$3,393	$1,619	$(4,185)	$827
2018 Plan	596	1,798	285	(2,653)	26
Other	58	—	—	(58)	—
Total	$654	$5,191	$1,904	$(6,896)	$853

(In thousands)	December 31, 2017	Cash Payments	September 30, 2018
2016 Plan	$90	$(90)	$—
Other	194	(113)	81
Total	$284	$(203)	$81

13. Asset Impairment
During the nine months ended September 29, 2019, we recognized non-cash asset impairment charges of $13.8 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset groups was determined to be $9.4 million, compared to a book value of $23.2 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of comprehensive income.
14. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.4% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate and changes in our valuation allowances. In addition, we recognized $0.1 million of income tax benefit due to the exercise and delivery of share-based awards during the three and nine months ended September 29, 2019, compared to $0.8 million and $1.1 million of income tax benefit during the three and nine months ended September 30, 2018.

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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income attributable to Masonite	$14,969	$24,796	$43,000	$80,363

Shares used in computing basic earnings per share	24,944,126	27,477,430	25,215,034	27,758,784
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	299,554	434,510	306,663	475,279
Shares used in computing diluted earnings per share	25,243,680	27,911,940	25,521,697	28,234,063

Basic earnings per common share attributable to Masonite	$0.60	$0.90	$1.71	$2.90
Diluted earnings per common share attributable to Masonite	$0.59	$0.89	$1.68	$2.85

Anti-dilutive instruments excluded from diluted earnings per common share:
Stock appreciation rights	283,966	51,129	292,295	51,129
Restricted stock units	—	—	3,584	—
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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment transfers are negotiated on an arm's length basis, using market prices. Certain information with respect to segments is as follows for the periods indicated:

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$374,612	$76,308	$100,707	$5,814	$557,441
Intersegment sales	(701)	(343)	(4,205)	—	(5,249)
Net sales to external customers	$373,911	$75,965	$96,502	$5,814	$552,192

Adjusted EBITDA	$61,549	$10,645	$13,920	$(10,270)	$75,844

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$369,491	$91,588	$96,116	$5,609	$562,804
Intersegment sales	(1,229)	(362)	(4,065)	—	(5,656)
Net sales to external customers	$368,262	$91,226	$92,051	$5,609	$557,148

Adjusted EBITDA	$53,414	$10,678	$11,228	$(4,559)	$70,761

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,109,919	$242,408	$290,206	$17,741	$1,660,274
Intersegment sales	(2,673)	(1,223)	(10,932)	—	(14,828)
Net sales to external customers	$1,107,246	$241,185	$279,274	$17,741	$1,645,446

Adjusted EBITDA	$178,571	$34,050	$34,312	$(25,877)	$221,056

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,108,969	$280,729	$254,232	$16,350	$1,660,280
Intersegment sales	(3,161)	(1,653)	(13,713)	—	(18,527)
Net sales to external customers	$1,105,808	$279,076	$240,519	$16,350	$1,641,753

Adjusted EBITDA	$162,775	$34,250	$30,886	$(17,450)	$210,461
A reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Masonite is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Adjusted EBITDA	$75,844	$70,761	$221,056	$210,461
Less (plus):
Depreciation	16,359	15,706	52,845	43,340
Amortization	7,054	7,041	21,980	20,951
Share based compensation expense	3,695	1,640	8,468	8,243
Loss on disposal of property, plant and equipment	705	62	4,940	2,574
Restructuring costs	1,994	—	7,095	—
Asset impairment	—	—	13,767	—
Loss on disposal of subsidiaries	—	—	4,605	—
Interest expense, net	11,909	10,151	34,393	27,981
Loss on extinguishment of debt	14,523	5,414	14,523	5,414
Other income, net of expense	(824)	(948)	(2,410)	(1,809)
Income tax expense	4,334	6,151	14,685	20,746
Net income attributable to non-controlling interest	1,126	748	3,165	2,658
Net income attributable to Masonite	$14,969	$24,796	$43,000	$80,363

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Accumulated foreign currency translation losses, beginning of period	$(121,440)	$(114,926)	$(129,930)	$(89,824)
Foreign currency translation gain (loss)	(12,733)	2,484	(4,921)	(23,187)
Income tax benefit (expense) on foreign currency translation gain	(10)	15	15	(28)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	1,001	—
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(122)	242	226	(370)
Accumulated foreign currency translation losses, end of period	(134,061)	(112,669)	(134,061)	(112,669)

Accumulated pension and other post-retirement adjustments, beginning of period	(22,392)	(19,886)	(22,989)	(20,328)
Amortization of actuarial net losses	404	300	1,211	899
Income tax expense on amortization of actuarial net losses	(104)	(78)	(314)	(235)
Accumulated pension and other post-retirement adjustments	(22,092)	(19,664)	(22,092)	(19,664)

Accumulated other comprehensive loss	$(156,153)	$(132,333)	$(156,153)	$(132,333)

Other comprehensive income (loss), net of tax	$(12,443)	$2,721	$(3,008)	$(22,551)
Less: other comprehensive income (loss) attributable to non-controlling interest	(122)	242	226	(370)
Other comprehensive income (loss) attributable to Masonite	$(12,321)	$2,479	$(3,234)	$(22,181)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

18. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018
Transactions involving cash:
Interest paid	$44,230	$35,653
Interest received	2,058	621
Income taxes paid	10,731	5,957
Income tax refunds	69	81
Cash paid for operating lease liabilities	19,636	—
Non-cash transactions:
Right-of-use assets acquired under operating leases	49,932	—
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	September 29, 2019	December 30, 2018
Cash and cash equivalents	$109,955	$115,656
Restricted cash	10,645	10,485
Total cash, cash equivalents and restricted cash	$120,600	$126,141
Property, plant and equipment additions in accounts payable were $5.0 million and $8.7 million as of September 29, 2019, and December 30, 2018, respectively.
19. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	September 29, 2019		December 30, 2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% senior unsecured notes due 2028	$521.1	$493.5	$—	$—
5.750% senior unsecured notes due 2026	317.3	296.2	282.6	295.8
5.625% senior unsecured notes due 2023	—	—	484.9	499.5
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended September 29, 2019, and September 30, 2018. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended September 29, 2019, we generated net sales of $1,107.2 million or 67.3%, $241.2 million or 14.7% and $279.3 million or 17.0% in our North American Residential, Europe and Architectural segments, respectively.
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
•the strength of the economy;
•the amount and type of residential and commercial construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates and foreclosures;
•non-residential building occupancy rates;
•increases in the cost of raw materials or wages or any shortage in supplies or labor;
•the availability and cost of credit;
•employment rates and consumer confidence; and
•demographic factors such as immigration and migration of the population and trends in household formation.
Additionally, the United Kingdom's ("UK") anticipated exit from the European Union ("EU") ("Brexit") has created uncertainty in European demand, particularly in the UK, which could have a material adverse effect on the demand for our products in the foreseeable future. The anticipated exit has been postponed and the new deadline is currently January 31, 2020.
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
On October 30, 2019, we communicated price increases that become effective on February 3, 2020, to our North American Residential customers that, for certain products, were significantly greater than our typical annual increases. We also communicated our intent to incrementally invest $100 million over the next five years in the areas of service and quality improvements, product innovation and end user marketing. While we believe that these initiatives are necessary in order to increase the profile of, and demand for, our products and that they will benefit both us and our customers, we cannot predict whether our efforts will ultimately be successful or how our customers will react to these initiatives which could have a material impact on our results of operations for future periods.
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
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 13. As of September 29, 2019, we expect to incur approximately $8 million to $10 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $14 million to $19 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North America segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions which was completed in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and will continue throughout 2019. As of September 29, 2019, we expect to incur approximately $1 million of additional charges related to the 2018 Plan. Once fully implemented, the actions taken as part of the 2018 Plan are expected to increase our annual earnings and cash flows by approximately $6 million.
Foreign Exchange Rate Fluctuation
Our financial results may be adversely affected by fluctuating exchange rates. In the nine months ended September 29, 2019, approximately 32% of our net sales were generated outside of the United States. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive income (loss).
Since the UK triggered Brexit, there has been instability in global financial and foreign exchange markets, including volatility in the relationship of the Pound Sterling to the U.S. Dollar. The average exchange rate of the Pound Sterling to the U.S. Dollar during the nine months ended September 29, 2019, was 6% lower than the average for the same period in 2018, which has impacted our net sales and net income in the Europe segment. Future volatility in the Pound Sterling could continue as the terms of the UK's anticipated exit from the EU remain uncertain. Currently, there is no withdrawal agreement in place for the UK to exit the EU that has been ratified by British Parliament. If the UK exits the EU without an agreement in place, it will likely create further uncertainty and currency volatility, which may increase the cost of goods imported into our UK operations or decrease the profitability of our UK operations. Additionally, since our financial statements are denominated in U.S. Dollars, volatility in the Pound Sterling affects our reported results of operations, balance sheet and cash flows. In the longer term, any impact from Brexit on our UK operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

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
Acquisitions
•Top Doors: On August 29, 2019, we completed the acquisition of TOPDOORS, s.r.o. ("Top Doors") based in the Czech Republic for cash consideration of $1.6 million, net of cash acquired. Top Doors is a specialist manufacturer of door frames.
•BWI: On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. ("BWI") for cash consideration of $22.3 million, net of cash acquired. BWI is headquartered in Branchburg, New Jersey, and is a fabricator and distributor of residential interior and exterior door systems, supporting customers in the Mid-Atlantic and Northeastern United States. Their product offerings include residential interior and exterior doors, commercial doors and hardware as well as value added pre-finishing services.
•Graham and Maiman: On June 1, 2018, we completed the acquisition of the operating assets of the wood door companies of AADG, Inc., including the brands Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman"). We acquired the operating assets of Graham & Maiman for cash consideration of $39.0 million. Graham & Maiman are based in Mason City, Iowa, and Springfield, Missouri. Graham & Maiman provide the non-residential construction industry with a full range of architectural premium and custom grade flush wood doors, architectural stile and rail wood doors, thermal-fused flush wood doors and wood door frames.
•DW3: On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited ("DW3"), a leading UK provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for cash consideration of $96.3 million, net of cash acquired. DW3 is based in Stoke-on-Trent and Gloucester, England, and their online quick ship capabilities and product portfolio both complement and expand the strategies we are pursuing with our business.
Disposition
•PDS: On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS") for nominal consideration. The disposition of this business resulted in a loss on deconsolidation of $4.6 million, which was recognized during the first quarter of 2019 in the Europe segment.

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
Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$552,192	$557,148	$1,645,446	$1,641,753
Cost of goods sold	426,588	446,306	1,278,808	1,301,808
Gross profit	125,604	110,842	366,638	339,945
Gross profit as a % of net sales	22.7%	19.9%	22.3%	20.7%
Selling, general and administration expenses	77,573	64,530	233,815	204,592
Selling, general and administration expenses as a % of net sales	14.0%	11.6%	14.2%	12.5%
Restructuring costs	1,994	—	7,095	—
Asset impairment	—	—	13,767	—
Loss on disposal of subsidiaries	—	—	4,605	—
Operating income	46,037	46,312	107,356	135,353
Interest expense, net	11,909	10,151	34,393	27,981
Loss on extinguishment of debt	14,523	5,414	14,523	5,414
Other income, net of expense	(824)	(948)	(2,410)	(1,809)
Income before income tax expense	20,429	31,695	60,850	103,767
Income tax expense	4,334	6,151	14,685	20,746
Net income	16,095	25,544	46,165	83,021
Less: net income attributable to non-controlling interests	1,126	748	3,165	2,658
Net income attributable to Masonite	$14,969	$24,796	$43,000	$80,363

Three Months Ended September 29, 2019, Compared with Three Months Ended September 30, 2018
Net Sales
Net sales in the three months ended September 29, 2019, were $552.2 million, a decrease of $4.9 million or 0.9% from $557.1 million in the three months ended September 30, 2018. Net sales in the third quarter of 2019 were negatively impacted by $4.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have remained flat. Average unit price increased net sales in the third quarter of 2019 by $26.3 million or 4.7% compared to the 2018 period. Our 2018 acquisitions, net of dispositions, contributed $0.7 million or 0.1% of incremental net sales in the third quarter of 2019. Lower volumes excluding the incremental impact of acquisitions and dispositions ("base volume") decreased net sales by $24.2 million or 4.3% in the third quarter of 2019 compared to the 2018 period. Net sales of components and other products to external customers were $2.8 million lower in the third quarter of 2019 compared to the 2018 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$374,612	$76,308	$100,707	$5,814	$557,441
Intersegment sales	(701)	(343)	(4,205)	—	(5,249)
Net sales to external customers	$373,911	$75,965	$96,502	$5,814	$552,192
Percentage of consolidated external net sales	67.7%	13.8%	17.5%

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$369,491	$91,588	$96,116	$5,609	$562,804
Intersegment sales	(1,229)	(362)	(4,065)	—	(5,656)
Net sales to external customers	$368,262	$91,226	$92,051	$5,609	$557,148
Percentage of consolidated external net sales	66.1%	16.4%	16.5%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended September 29, 2019, were $373.9 million, an increase of $5.6 million or 1.5% from $368.3 million in the three months ended September 30, 2018. Net sales in the third quarter of 2019 were negatively impacted by $0.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $6.5 million or 1.8%. Average unit price increased net sales in the third quarter of 2019 by $16.3 million or 4.4% compared to the 2018 period. Our 2018 acquisition of BWI contributed $11.7 million or 3.2% of incremental net sales in the third quarter of 2019. Lower base volume decreased net sales in the third quarter of 2019 by $19.4 million or 5.3% compared to the 2018 period, due primarily to weak end market conditions. Net sales of components and other products to external customers were $2.1 million lower in the third quarter of 2019 compared to the 2018 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended September 29, 2019, were $76.0 million, a decrease of $15.2 million or 16.7% from $91.2 million in the three months ended September 30, 2018. Net sales in the third quarter of 2019 were negatively impacted by $3.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $11.3 million or 12.4%. Our 2019 dispositions of two non-core businesses reduced net sales by $10.9 million or 12.0% in the third quarter of 2019 compared to the 2018 period. Lower base volume decreased net sales by $3.9 million or 4.3% in the third quarter of 2019 compared to the 2018 period, primarily due to share loss in the builder channel. Net sales of components and other products to external customers were $0.1 million lower in the third quarter of 2019 compared to the 2018 period. Average unit price increased net sales in the third quarter of 2019 by $3.6 million or 3.9% compared to the 2018 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended September 29, 2019, were $96.5 million, an increase of $4.4 million or 4.8% from $92.1 million in the three months ended September 30, 2018. Net sales in the third quarter of 2019 were negatively impacted by $0.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $4.5 million or 4.9%. Average unit price increased net sales in the third quarter of 2019 by $6.4 million or 6.9% compared to the 2018 period. Lower base volume decreased net sales in the third quarter of 2019 by $0.7 million or 0.8% compared to the 2018 period. Net sales of components and other products to external customers were $1.2 million lower in the third quarter of 2019 compared to the 2018 period.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 77.3% and 80.1% for the three months ended September 29, 2019, and September 30, 2018, respectively. Material cost of sales and direct labor as a percentage of net sales decreased by 2.5% and 1.0%, respectively. Partly offsetting these decreases, overhead and depreciation as a percentage of net sales in the third quarter of 2019 increased by 0.6% and 0.1%, respectively. Distribution costs in the third quarter of 2019 were flat as a percentage of sales compared to the third quarter of 2018. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, partly offset by an increase due to tariffs. Direct labor as a percentage of net sales decreased due to factory productivity initiatives. Conversely, overhead as a percentage of net sales was negatively impacted by lower volumes.
Selling, General and Administration Expenses
In the three months ended September 29, 2019, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.0% compared to 11.6% in the three months ended September 30, 2018, an increase of 240 basis points.
SG&A expenses in the three months ended September 29, 2019, were $77.6 million, an increase of $13.1 million from $64.5 million in the three months ended September 30, 2018. The overall increase was driven by an increase in personnel costs of $9.0 million, incremental SG&A from our 2018 acquisitions (net of dispositions) of $2.0 million and a $3.1 million increase in non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on disposal of property, plant and equipment. These increases were partially offset by favorable foreign exchange impacts of $0.6 million and other decreases of $0.4 million. The increase in personnel costs was primarily due to incentive compensation.
Restructuring Costs, Net
Restructuring costs in the three months ended September 29, 2019 were $2.0 million. There were no restructuring costs in the three months ended September 30, 2018. Restructuring costs in the current quarter were related to the 2019 and 2018 Plans.
Interest Expense, Net
Interest expense, net, in the three months ended September 29, 2019, was $11.9 million, compared to $10.2 million in the three months ended September 30, 2018. This increase primarily relates to the issuance of $300.0 million aggregate principal amount of additional 2026 Senior Notes on August 27, 2018.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $14.5 million in the three months ended September 29, 2019, compared to $5.4 million in the three months ended September 30, 2018. Loss on extinguishment of debt in the current quarter related to the redemption of our senior unsecured notes due 2023. This charge represents the difference between the redemption price of our senior unsecured notes due 2023 of $514.1 million and the net carrying amount of such notes of $499.6 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $14.1 million and the net carrying amount included unamortized debt issuance costs of $3.5 million, partially offset by unamortized premiums of $3.1 million. Loss on extinguishment of debt in the three months ended September 30, 2018 related to the partial redemption of our senior unsecured notes due 2023.
Other Income, Net of Expense
Other income, net of expense, in the three months ended September 29, 2019, was $0.8 million compared to $0.9 million in the three months ended September 30, 2018.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Our income tax expense in the three months ended September 29, 2019, decreased by $1.8 million compared to the three months ended September 30, 2018, primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, as well as an increase in discrete income tax benefits. We recognized discrete items resulting in income tax benefit of $0.8 million in the three months ended September 29, 2019, compared to $0.6 million of income tax benefit recorded in the three months ended September 30, 2018.
Segment Information

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$61,549	$10,645	$13,920	$(10,270)	$75,844
Adjusted EBITDA as a percentage of segment net sales	16.5%	14.0%	14.4%		13.7%

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,414	$10,678	$11,228	$(4,559)	$70,761
Adjusted EBITDA as a percentage of segment net sales	14.5%	11.7%	12.2%		12.7%
The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$61,549	$10,645	$13,920	$(10,270)	$75,844
Less (plus):
Depreciation	8,582	2,916	2,566	2,295	16,359
Amortization	377	3,494	2,059	1,124	7,054
Share based compensation expense	—	—	—	3,695	3,695
Loss on disposal of property, plant and equipment	646	57	—	2	705
Restructuring costs	1,761	257	32	(56)	1,994
Interest expense, net	—	—	—	11,909	11,909
Loss on extinguishment of debt	—	—	—	14,523	14,523
Other (income), net of expense	(86)	127	—	(865)	(824)
Income tax expense	—	—	—	4,334	4,334
Net income attributable to non-controlling interest	744	—	—	382	1,126
Net income (loss) attributable to Masonite	$49,525	$3,794	$9,263	$(47,613)	$14,969

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,414	$10,678	$11,228	$(4,559)	$70,761
Less (plus):
Depreciation	7,571	2,612	3,060	2,463	15,706
Amortization	269	3,603	2,343	826	7,041
Share based compensation expense	—	—	—	1,640	1,640
Loss on disposal of property, plant and equipment	43	24	(5)	—	62
Interest expense, net	—	—	—	10,151	10,151
Loss on extinguishment of debt	—	—	—	5,414	5,414
Other (income), net of expense	—	124	—	(1,072)	(948)
Income tax expense	—	—	—	6,151	6,151
Net income attributable to non-controlling interest	644	—	—	104	748
Net income (loss) attributable to Masonite	$44,887	$4,315	$5,830	$(30,236)	$24,796
Adjusted EBITDA in our North American Residential segment increased $8.1 million, or 15.2%, to $61.5 million in the three months ended September 29, 2019, from $53.4 million in the three months ended September 30, 2018. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $14.0 million and $13.7 million, in the third quarter of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Adjusted EBITDA in our Europe segment decreased $0.1 million, or 0.9%, to $10.6 million in the three months ended September 29, 2019, from $10.7 million in the three months ended September 30, 2018. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.3 million in the third quarter of 2019. There were no such allocations in the third quarter of 2018. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment increased $2.7 million, or 24.1%, to $13.9 million in the three months ended September 29, 2019, from $11.2 million in the three months ended September 30, 2018. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.7 million and $2.3 million, in the third quarter of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Nine Months Ended September 29, 2019, Compared with Nine Months Ended September 30, 2018
Net Sales
Net sales in the nine months ended September 29, 2019, were $1,645.4 million, an increase of $3.6 million or 0.2% from $1,641.8 million in the nine months ended September 30, 2018. Net sales in the first nine months of 2019 were negatively impacted by $22.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $26.0 million or 1.6%. Average unit price increased net sales in the first nine months of 2019 by $85.9 million or 5.2% compared to the same period in 2018. Our 2018 acquisitions, net of dispositions, contributed $36.8 million or 2.2% of incremental net sales in the first nine months of 2019. Lower base volumes decreased net sales by $89.8 million or 5.5% in the first nine months of 2019 compared to the same period in 2018. Net sales of components and other products to external customers, were $6.9 million lower in the first nine months of 2019 compared to the same period in 2018.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,109,919	$242,408	$290,206	$17,741	$1,660,274
Intersegment sales	(2,673)	(1,223)	(10,932)	—	(14,828)
Net sales to external customers	$1,107,246	$241,185	$279,274	$17,741	$1,645,446
Percentage of consolidated external net sales	67.3%	14.7%	17.0%

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,108,969	$280,729	$254,232	$16,350	$1,660,280
Intersegment sales	(3,161)	(1,653)	(13,713)	—	(18,527)
Net sales to external customers	$1,105,808	$279,076	$240,519	$16,350	$1,641,753
Percentage of consolidated external net sales	67.4%	17.0%	14.7%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended September 29, 2019, were $1,107.2 million, an increase of $1.4 million or 0.1% from $1,105.8 million in the nine months ended September 30, 2018. Net sales in the first nine months of 2019 were negatively impacted by $6.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $8.1 million or 0.7%. Average unit price increased net sales in the first nine months of 2019 by $64.5 million or 5.8% compared to the same period in 2018. Our 2018 acquisition of BWI contributed $35.2 million or 3.2% of incremental net sales in the first nine months of 2019. Lower base volume decreased net sales by $85.6 million or 7.7% in the first nine months of 2019 compared to the same period in 2018 due primarily to weak end market conditions. Net sales of components and other products to external customers were $6.0 million lower in the first nine months of 2019 compared to the same period in 2018.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended September 29, 2019, were $241.2 million, a decrease of $37.9 million or 13.6% from $279.1 million in the nine months ended September 30, 2018. Net sales in 2019 were negatively impacted by $14.7 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $23.2 million or 8.3%. Net sales in the first nine months of 2019 were reduced by $22.6 million or 8.1% due to the net impact of acquisitions and dispositions, including lost sales due to the dispositions of two non-core businesses, partly offset by incremental sales from the DW3 acquisition. Lower base volume decreased net sales in the first nine months of 2019 by $6.3 million or 2.3% compared to the same period in 2018. Net sales of components and other products to external customers were $2.4 million lower in the first nine months of 2019 compared to the same period in 2018. Average unit price increased net sales in the first nine months of 2019 by $8.1 million or 2.9% compared to the same period in 2018.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended September 29, 2019, were $279.3 million, an increase of $38.8 million or 16.1% from $240.5 million in the nine months ended September 30, 2018. Net sales in 2019 were negatively impacted by $0.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $39.7 million or 16.5%. Our 2018 acquisition of Graham & Maiman contributed $24.2 million or 10.1% of incremental net sales in the first nine months of 2019. Average unit price increased net sales in the first nine months of 2019 by $13.3 million or 5.5% compared to the

MASONITE INTERNATIONAL CORPORATION

2018 period. Higher base volume increased net sales in the first nine months of 2019 by $2.2 million or 0.9% compared to the 2018 period. Net sales of components and other products to external customers remained flat in the first nine months of 2019 compared to the same period in 2018.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 77.7% and 79.3% for the nine months ended September 29, 2019, and September 30, 2018, respectively. Material cost of sales and direct labor costs as a percentage of net sales in the first nine months of 2019 decreased by 2.0% and 0.6%, respectively. Partially offsetting these decreases, overhead and depreciation as a percentage of net sales increased by 0.6% and 0.4%, respectively, compared to the 2018 period. Distribution costs in the first nine months of 2018 were flat as a percentage of sales compared to the first nine months of 2018. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, partly offset by increases due to inflation, including tariffs. Conversely, overhead as a percentage of net sales was negatively impacted by charges related to plant damages and factory start-up costs and lower volumes in the first nine months of 2019.
Selling, General and Administration Expenses
In the nine months ended September 29, 2019, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.2% compared to 12.5% the nine months ended September 30, 2018, an increase of 170 basis points.
SG&A expenses in the nine months ended September 29, 2019, were $233.8 million, an increase of $29.2 million from $204.6 million in the nine months ended September 30, 2018. The overall increase was driven by an increase in personnel costs of $17.2 million, incremental SG&A from our 2018 acquisitions of $8.3 million (net of dispositions) and a $7.0 million net increase in non-cash items in SG&A expenses, including share based compensation, depreciation and amortization, deferred compensation and loss on disposal of property, plant and equipment. The increase in non-cash charges includes a $2.5 million charge directly related to the divestiture of a non-core business in the Europe segment. Also contributing to the increase were other increases of $2.1 million. These increases were partially offset by favorable foreign exchange impacts of $5.4 million. The increase in personnel costs was primarily due to incentive compensation and investments in resources in our Architectural segment to facilitate acquisition integration and support growth and the increase from our 2018 acquisitions was driven by personnel and amortization of intangible assets.
Restructuring Costs
Restructuring costs in the nine months ended September 29, 2019 were $7.1 million. There were no restructuring costs in the nine months ended September 30, 2018. Restructuring costs in the current year were related to the 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the nine months ended September 29, 2019, were $13.8 million. There were no asset impairment charges in the nine months ended September 30, 2018. Asset impairment charges in 2019 resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the nine months ended September 29, 2019 was $4.6 million. There was no loss on disposal of subsidiaries in the nine months ended September 30, 2018. The loss in the current year was related to the sale of PDS for nominal consideration during the first nine months of 2019. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the nine months ended September 29, 2019, was $34.4 million, compared to $28.0 million in the nine months ended September 30, 2018. This increase primarily relates to the issuance of $300.0 million aggregate principal amount of 2026 Senior Notes on August 27, 2018.

MASONITE INTERNATIONAL CORPORATION

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $14.5 million in the nine months ended September 29, 2019, compared to $5.4 million in the nine months ended September 30, 2018. Loss on extinguishment of debt in the current year related to the redemption of our senior unsecured notes due 2023. This charge represents the difference between the redemption price of our senior unsecured notes due 2023 of $514.1 million and the net carrying amount of such notes of $499.6 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $14.1 million and the net carrying amount included unamortized debt issuance costs of $3.5 million, partially offset by unamortized premiums of $3.1 million. Loss on extinguishment of debt in the prior year related to the partial redemption of our senior unsecured notes due 2023.
Other Income, Net of Expense
Other income, net of expense, in the nine months ended September 29, 2019, was $2.4 million compared to $1.8 million in the nine months ended September 30, 2018. The change in other income, net of expense, is primarily due to unrealized gains and losses on foreign currency remeasurements. Also contributing to the change were our portion of dividends and the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating income net of expenses.
Income Tax Expense
Our income tax expense in the nine months ended September 29, 2019, decreased by $6.1 million compared to the nine months ended September 30, 2018, primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, partly offset by a decrease in discrete income tax benefits. We recognized discrete items resulting in income tax benefit of $1.3 million in the nine months ended September 29, 2019, compared to $2.0 million of income tax benefit recorded in the nine months ended September 30, 2018, primarily attributable to the recognition of a deferred tax asset through reversal of valuation allowance.
Segment Information

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$178,571	$34,050	$34,312	$(25,877)	$221,056
Adjusted EBITDA as a percentage of segment net sales	16.1%	14.1%	12.3%		13.4%

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,775	$34,250	$30,886	$(17,450)	$210,461
Adjusted EBITDA as a percentage of segment net sales	14.7%	12.3%	12.8%		12.8%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$178,571	$34,050	$34,312	$(25,877)	$221,056
Less (plus):
Depreciation	27,461	7,652	8,812	8,920	52,845
Amortization	1,263	11,115	6,306	3,296	21,980
Share based compensation expense	—	—	—	8,468	8,468
Loss on disposal of property, plant and equipment	2,097	2,674	146	23	4,940
Restructuring costs	4,954	1,220	518	403	7,095
Asset impairment	13,767	—	—	—	13,767
Loss on disposal of subsidiaries	—	4,605	—	—	4,605
Interest expense, net	—	—	—	34,393	34,393
Loss on extinguishment of debt	—	—	—	14,523	14,523
Other (income), net of expense	—	(47)	2	(2,365)	(2,410)
Income tax expense	—	—	—	14,685	14,685
Net income attributable to non-controlling interest	2,414	—	—	751	3,165
Net income (loss) attributable to Masonite	$126,615	$6,831	$18,528	$(108,974)	$43,000

	Nine Months Ended September 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,775	$34,250	$30,886	$(17,450)	$210,461
Less (plus):
Depreciation	22,005	7,490	7,282	6,563	43,340
Amortization	1,045	10,900	6,854	2,152	20,951
Share based compensation expense	—	—	—	8,243	8,243
Loss on disposal of property, plant and equipment	1,048	30	98	1,398	2,574
Interest expense, net	—	—	—	27,981	27,981
Loss on extinguishment of debt	—	—	—	5,414	5,414
Other (income), net of expense	—	306	—	(2,115)	(1,809)
Income tax expense	—	—	—	20,746	20,746
Net income attributable to non-controlling interest	2,505	—	—	153	2,658
Net income (loss) attributable to Masonite	$136,172	$15,524	$16,652	$(87,985)	$80,363
Adjusted EBITDA in our North American Residential segment increased $15.8 million, or 9.7%, to $178.6 million in the nine months ended September 29, 2019, from $162.8 million in the nine months ended September 30, 2018. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $41.9 million and $41.0 million in the first nine months of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment decreased $0.2 million, or 0.6%, to $34.1 million in the nine months ended September 29, 2019, from $34.3 million in the nine months ended September 30, 2018. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.8 million in the first nine months of 2019. There were no such allocations in the first nine months of 2018. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment increased $3.4 million, or 11.0%, to $34.3 million in the nine months ended September 29, 2019, from $30.9 million in the nine months ended September 30, 2018. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.0 million and $6.7 million in the first nine months of 2019 and 2018, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of September 29, 2019, we had $110.0 million of cash and cash equivalents, availability under our ABL Facility of $187.0 million and availability under our AR Sales Program of $14.6 million.
Cash Flows
Cash provided by operating activities was $138.4 million during the nine months ended September 29, 2019, compared to $140.5 million in the nine months ended September 30, 2018. This $2.1 million decrease in cash provided by operating activities was due to a $1.8 million decrease in our net income attributable to Masonite, adjusted for non-cash and non-operating items and changes in net working capital in the first nine months of 2019 compared with the same period in 2018.
Cash used in investing activities was $59.1 million during the nine months ended September 29, 2019, compared to $188.0 million in the nine months ended September 30, 2018. This $128.9 million decrease in cash used in investing activities was driven by a decrease in cash paid for acquisitions of $133.4 million, partially offset by a $4.3 million increase in cash additions to property, plant and equipment and a net increase in other investing outflows of $0.2 million in the first nine months of 2019 compared to the same period in 2018.
Cash used in financing activities was $84.1 million during the nine months ended September 29, 2019, compared to cash provided of $63.4 million during the nine months ended September 30, 2018. This $147.5 million increase in cash used in financing activities was driven by a net increase in cash used for debt-related transactions of $186.0 million partially offset by a $36.1 million decrease in cash used for repurchases of common shares, a $2.1 million decrease in cash used for tax withholding on share based awards and a decrease in other financing outflows of $0.3 million in the first nine months of 2019 compared to the same period in 2018.
Share Repurchases
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the "share repurchase programs"). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs

MASONITE INTERNATIONAL CORPORATION

are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the nine months ended September 29, 2019, we repurchased and retired 1,148,815 of our common shares in the open market at an aggregate cost of $58.4 million as part of the share repurchase programs. During the nine months ended September 30, 2018, we repurchased 1,464,700 of our common shares in the open market at an aggregate cost of $94.5 million. As of September 29, 2019, there was $145.6 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of September 29, 2019, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of the 2023 Notes (as described below), including the payment of related premiums, fees and expenses.
        Subsequent to the closing of the 2028 Notes offering, the 2023 Notes were redeemed, and the notes were considered extinguished as of August 10, 2019. Under the terms of the indenture governing the 2023 Notes, we paid the applicable premium of $14.1 million. Additionally, the unamortized premium of $3.1 million and unamortized debt issuance costs of $3.5 million relating to the 2023 Notes were written off in conjunction with the extinguishment of the 2023 Notes. The resulting loss on extinguishment of debt was $14.5 million and is recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of comprehensive income. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.

MASONITE INTERNATIONAL CORPORATION

Obligations under the 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2023, at the applicable redemption prices specified under the indenture governing the 2028 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the 2028 Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 29, 2019, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
Obligations under the 2026 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2026 Notes under certain circumstances specified therein. The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of September 29, 2019, and December 30, 2018, we were in compliance with all covenants under the indenture governing the 2026 Notes.
On September 27, 2017, and March 23, 2015, we issued $150.0 million and $475.0 million aggregate principal senior unsecured notes, respectively (the "2023 Notes"). The 2023 Notes were issued in two private placements for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside the United States pursuant to Regulation S under the Securities Act. The 2023 Notes were issued without registration rights and are not listed on any securities exchange. The 2023 Notes bore interest at 5.625% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and were due March 15, 2023. The 2023 Notes were issued at 104.0% and par in 2017 and 2015, respectively, and the resulting premium of $6.0 million was being amortized to interest expense over the term of the 2023 Notes using the effective interest method. We received net proceeds of $153.9 million and $467.9 million, respectively, after deducting $2.1 million and $7.1 million of debt issuance costs in 2017 and 2015, respectively. The debt issuance costs were capitalized as a reduction to the carrying value of debt and were being accreted to interest expense over the term of the 2023 Notes using the effective interest method. The net proceeds from

MASONITE INTERNATIONAL CORPORATION

the 2017 issuance of the 2023 Notes were for general corporate purposes. The net proceeds from the 2015 issuance of the 2023 Notes, together with available cash balances, were used to redeem $500.0 million aggregate principal of prior 8.25% senior unsecured notes due 2021 and to pay related premiums, fees and expenses. As of August 10, 2019, the 2023 Notes were fully redeemed, as described above.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The Amended and Restated Credit Agreement amended the ABL Facility to, among other things, (i) permit us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permit us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) add certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of September 29, 2019, and December 30, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Our non-guarantor subsidiaries generated external net sales of $491.9 million and $1.5 billion for the three and nine months ended September 29, 2019, and $490.4 million and $1.4 billion for the three and nine months ended September 30, 2018, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $65.0 million and $189.8 million for the three and nine months ended September 29, 2019, and $59.5 million and $175.7 million for the three and nine months ended September 30, 2018, respectively. Our non-guarantor subsidiaries had total assets of $2.0 billion and $1.8 billion and total liabilities of $853.5 million and $711.8 million as of September 29, 2019, and December 30, 2018, respectively.
Critical Accounting Policies and Estimates
There have been no material changes to the information provided in the section entitled "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 30, 2018, other than as noted below:

MASONITE INTERNATIONAL CORPORATION

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
During the fourth quarter of 2018, we performed our annual quantitative impairment test of goodwill for all of our reporting units, including the Architectural reporting unit, determining that goodwill was not impaired based upon the forecasts utilized in that test. While there was no identification of potential impairment at that time, it is possible that the estimate of discounted cash flows for the Architectural reporting unit may change in the near term based upon actual results and updated forward-looking forecasts, resulting in the need to write down goodwill to its fair value. While an interim impairment test of the Architectural reporting unit’s goodwill was not required during the nine months ended September 29, 2019, it is possible that such a test could be required during future interim periods.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended September 29, 2019, we repurchased 194,927 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019, through July 28, 2019	12,207	$50.97	12,207	$154,687,083
July 29, 2019, through August 25, 2019	107,046	49.50	107,046	149,388,478
August 26, 2019, through September 29, 2019	75,674	49.93	75,674	145,610,088
Total	194,927	$49.76	194,927
We currently have in place a $600 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. On February 23, 2016, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $150 million worth of our outstanding common shares, and on February 22, 2017, and May 10, 2018, our Board of Directors authorized an additional $200 million and $250 million, respectively (collectively, the "share repurchase programs"). The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of September 29, 2019, $145.6 million was available for repurchase in accordance with the share repurchase programs.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
4.1	Indenture, dated as of July 25, 2019, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 25, 2019)
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2019, and September 30, 2018; (ii) the Registrant's Condensed Consolidated Balance Sheets as of September 29, 2019, and December 30, 2018; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 29, 2019, and September 30, 2018; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2019, and September 30, 2018; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 5, 2019	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)