Form 10-Q
period 2020-03-29
MASONITE INTERNATIONAL CORP
filed 2020-05-06
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
or
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
The registrant had outstanding 24,449,287 shares of Common Stock, no par value, as of May 1, 2020.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "could," "will," "would," "should," "expect," "believes," "outlook," "predict," "forecast," "objective," "remain," "anticipate," "estimate," "potential," "continue," "plan," "project," "targeting," and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2019, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:
•downward trends in our end markets and in economic conditions;
•scale and scope of the current coronavirus ("COVID-19") pandemic on our operations, customer demand and supply chain;
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
•tariffs and evolving trade policy and friction between the United States and other countries, including China, and the impact of anti-dumping and countervailing trade cases;
•increases in prices of raw materials and fuel;
•increases in labor costs, the availability of labor or labor relations (i.e., disruptions, strikes or work stoppages);
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
•uncertainty relating to the United Kingdom's exit from the European Union;
•fluctuating exchange and interest rates;
•our ability to innovate and keep pace with technological developments;
•product liability claims and product recalls;
•retention of key management personnel;
•limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and our ABL Facility; and
•environmental and other government regulations, including the United States Foreign Corrupt Practices Act ("FCPA"), and any changes in such regulations.
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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net sales	$551,228	$530,311
Cost of goods sold	416,947	418,207
Gross profit	134,281	112,104
Selling, general and administration expenses	80,333	78,100
Restructuring costs	1,941	3,740
Asset impairment	—	10,625
Loss on disposal of subsidiaries	—	4,605
Operating income	52,007	15,034
Interest expense, net	11,282	11,127
Other expense (income), net	49	(1,130)
Income before income tax expense	40,676	5,037
Income tax expense	9,639	58
Net income	31,037	4,979
Less: net income attributable to non-controlling interests	1,152	1,190
Net income attributable to Masonite	$29,885	$3,789

Basic earnings per common share attributable to Masonite	$1.20	$0.15
Diluted earnings per common share attributable to Masonite	$1.19	$0.15

Comprehensive income (loss):
Net income	$31,037	$4,979
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(38,687)	13,991
Amortization of actuarial net losses	173	404
Income tax expense related to other comprehensive income	(89)	(93)
Other comprehensive income (loss), net of tax:	(38,603)	14,302
Comprehensive income (loss)	(7,566)	19,281
Less: comprehensive income attributable to non-controlling interests	573	1,406
Comprehensive income (loss) attributable to Masonite	$(8,139)	$17,875

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	March 29, 2020	December 29, 2019
Current assets:
Cash and cash equivalents	$114,375	$166,964
Restricted cash	10,644	10,644
Accounts receivable, net	303,111	276,208
Inventories, net	240,975	242,230
Prepaid expenses	33,137	33,190
Income taxes receivable	3,492	4,819
Total current assets	705,734	734,055
Property, plant and equipment, net	612,304	625,585
Operating lease right-of-use assets	123,925	121,367
Investment in equity investees	17,011	16,100
Goodwill	179,386	184,192
Intangible assets, net	171,684	184,532
Deferred income taxes	24,355	25,945
Other assets	43,650	44,808
Total assets	$1,878,049	$1,936,584

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,501	$84,912
Accrued expenses	145,342	180,405
Income taxes payable	1,537	2,350
Total current liabilities	244,380	267,667
Long-term debt	791,190	790,984
Long-term operating lease liabilities	112,691	110,497
Deferred income taxes	88,504	83,465
Other liabilities	45,028	47,109
Total liabilities	1,281,793	1,299,722
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 24,446,987 and 24,869,921 shares issued and outstanding as of March 29, 2020, and December 29, 2019, respectively	551,983	558,514
Additional paid-in capital	212,826	216,584
Accumulated deficit	(12,203)	(20,047)
Accumulated other comprehensive loss	(168,193)	(130,169)
Total equity attributable to Masonite	584,413	624,882
Equity attributable to non-controlling interests	11,843	11,980
Total equity	596,256	636,862
Total liabilities and equity	$1,878,049	$1,936,584

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Total equity, beginning of period	$636,862	$622,305
Share capital:
Beginning of period	558,514	575,207
Common shares issued for delivery of share based awards	5,490	6,152
Common shares issued under employee stock purchase plan	708	517
Common shares repurchased and retired	(12,729)	(14,386)
End of period	551,983	567,490
Additional paid-in capital:
Beginning of period	216,584	218,988
Share based compensation expense	3,470	2,680
Common shares issued for delivery of share based awards	(5,490)	(6,152)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(1,427)	(1,090)
Common shares issued under employee stock purchase plan	(311)	(132)
End of period	212,826	214,294
Accumulated deficit:
Beginning of period	(20,047)	(30,836)
Net income attributable to Masonite	29,885	3,789
Common shares repurchased and retired	(22,041)	(18,805)
End of period	(12,203)	(45,852)
Accumulated other comprehensive loss:
Beginning of period	(130,169)	(152,919)
Other comprehensive income (loss) attributable to Masonite, net of tax	(38,024)	14,086
End of period	(168,193)	(138,833)
Equity attributable to non-controlling interests:
Beginning of period	11,980	11,865
Net income attributable to non-controlling interests	1,152	1,190
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(579)	216
Dividends to non-controlling interests	(710)	—
End of period	11,843	13,271
Total equity, end of period	$596,256	$610,370

Common shares outstanding:
Beginning of period	24,869,921	25,835,664
Common shares issued for delivery of share based awards	134,911	116,252
Common shares issued under employee stock purchase plan	9,426	9,036
Common shares repurchased and retired	(567,271)	(646,102)
End of period	24,446,987	25,314,850

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	March 29, 2020	March 31, 2019
Net income	$31,037	$4,979
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	—	4,605
Depreciation	16,018	18,285
Amortization	6,459	7,597
Share based compensation expense	3,470	2,680
Deferred income taxes	6,160	(3,708)
Unrealized foreign exchange loss (gain)	94	272
Share of income from equity investees, net of tax	(911)	(898)
Pension and post-retirement funding, net of expense	(1,900)	(1,661)
Non-cash accruals and interest	427	(562)
Loss on sale of property, plant and equipment	1,622	2,913
Asset impairment	—	10,625
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37,990)	(6,587)
Inventories	(5,388)	(5,902)
Prepaid expenses	(491)	1,986
Accounts payable and accrued expenses	(15,163)	(16,193)
Other assets and liabilities	2,602	80
Net cash flow provided by operating activities	6,046	18,511
Cash flows from investing activities:
Additions to property, plant and equipment	(17,246)	(20,422)
Acquisition of businesses, net of cash acquired	—	(219)
Proceeds from sale of subsidiaries, net of cash disposed	—	(230)
Proceeds from sale of property, plant and equipment	15	88
Other investing activities	(587)	(418)
Net cash flow used in investing activities	(17,818)	(21,201)
Cash flows from financing activities:
Repayments of long-term debt	(57)	(6)
Tax withholding on share based awards	(1,427)	(1,090)
Distributions to non-controlling interests	(710)	—
Repurchases of common shares	(34,770)	(33,191)
Net cash flow used in financing activities	(36,964)	(34,287)
Net foreign currency translation adjustment on cash	(3,853)	1,463
Decrease in cash, cash equivalents and restricted cash	(52,589)	(35,514)
Cash, cash equivalents and restricted cash, beginning of period	177,608	126,141
Cash, cash equivalents and restricted cash, at end of period	$125,019	$90,627

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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 63 manufacturing and distribution facilities in eight countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as filed with the SEC. Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods. Our 2020 fiscal year, which ends on January 3, 2021, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2019 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”, which replaced the incurred loss methodology for recognizing credit losses with a current expected credit losses model. This standard applied to most financial assets, including trade receivables. Our prior accounts receivable policy is described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. We have adopted the new guidance using a modified retrospective approach as of December 30, 2019, the beginning of fiscal year 2020, and the adoption did not have a material impact on our financial statements and no adjustment was necessary to retained earnings on December 30, 2019.
The adoption of the standard resulted in a change in accounting policy for accounts receivable. Our new accounting policy for accounts receivable is presented below.
Accounts Receivable
We record accounts receivable as our products are received by our customers. Our customers are primarily retailers, distributors and contractors. We record an allowance for credit losses at the time that accounts receivable are initially recorded based on our historical write-off experience and the current economic environment as well as our

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

expectations of future economic conditions. We reassess the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within selling, general and administration expenses in the consolidated statements of comprehensive income. Generally, we do not require collateral for our accounts receivable.
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
2. Acquisitions and Divestitures
Acquisitions
Top Doors
On August 29, 2019, we completed the acquisition of TOPDOORS, s.r.o. ("Top Doors") based in the Czech Republic for cash consideration of $1.8 million, net of cash acquired. Top Doors is a specialist manufacturer of door frames. The excess purchase price over the fair value of net assets acquired of $1.1 million was allocated to goodwill in our Europe segment. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for Top Doors are not presented as they were not material for any period presented.
Divestitures
Window Widgets
        On December 13, 2019, we completed the sale of all of the capital stock of Window Widgets Limited ("WW") for consideration of $1.2 million, net of cash disposed. We have had no continuing involvement with WW subsequent to the sale. The divestiture of this business resulted in a loss on disposal of subsidiaries of $9.7 million, which was recognized in the fourth quarter of 2019 in the Europe segment. The total charge consists of $8.3 million relating to the write-off of the assets sold and other professional fees and $1.4 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Performance Doorset Solutions Limited
On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS") for nominal consideration. We have had no continuing involvement with PDS subsequent to the sale, and the purchasers are not considered to be a related party. The divestiture of this business resulted in a loss on disposal of subsidiaries of $4.6 million, which was recognized in the first quarter of 2019 in the Europe segment. The total charge consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Accounts Receivable
Our customers consist mainly of wholesale distributors, dealers and retail home centers. Our ten largest customers accounted for 53.7% and 44.9% of total accounts receivable as of March 29, 2020, and December 29, 2019, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of March 29, 2020, and December 29, 2019. The allowance for doubtful accounts balance was $2.2 million and $1.8 million as of March 29, 2020, and December 29, 2019, respectively.
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	March 29, 2020	December 29, 2019
Raw materials	$175,775	$179,155
Finished goods	72,693	70,211
Provision for obsolete or aged inventory	(7,493)	(7,136)
Inventories, net	$240,975	$242,230

5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	March 29, 2020	December 29, 2019
Accrued payroll	$43,864	$60,876
Accrued rebates	30,971	33,556
Current portion of operating lease liabilities	21,559	20,980
Accrued interest	5,420	16,913
Other accruals	43,528	48,080
Total accrued expenses	$145,342	$180,405

6. Long-Term Debt

(In thousands)	March 29, 2020	December 29, 2019
5.375% senior unsecured notes due 2028	$500,000	$500,000
5.750% senior unsecured notes due 2026	300,000	300,000
Debt issuance costs	(9,662)	(9,985)
Other long-term debt	852	969
Total long-term debt	$791,190	$790,984

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.3 million for both the three months ended March 29, 2020, and March 31, 2019.
5.375% Senior Notes due 2028
        On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses.
        Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, we were in compliance with all covenants under the indenture governing the 2028 Notes.

5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes bear interest at 5.750% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 Notes were issued at par.
Information concerning obligations under the 2026 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, we were in compliance with all covenants under the indenture governing the 2026 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the United States, Canadian or United Kingdom Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Adjusted LIBO Rate or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $185.3 million under our ABL Facility and there were no amounts outstanding as of March 29, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Commitments and Contingencies
The following discussion describes material developments in previously disclosed legal proceedings that occurred since December 29, 2019. Refer to Note 10. Commitments and Contingencies in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2019, for a full description of the previously disclosed legal proceedings.
Class Action Proceedings
With respect to the putative antitrust class action cases pending in the Eastern District of Virginia, the parties are in the midst of class certification briefing and expert discovery. Due to the ongoing coronavirus pandemic, on March 17, 2020, the Court extended all case deadlines by 60 days at the parties’ request. Expert discovery is now expected to close in June 2020. Briefing on class certification discovery is expected to be completed by June 9, 2020. Briefing on dispositive motions is expected to be completed by September 7, 2020. The Court has reset the presumptive trial date as January 11, 2021. On May 4, 2020, the Court ruled on Defendants’ December 16, 2019, partial motion to dismiss plaintiffs’ reinstated claims, granting it in part and denying it in part. By granting the motion in part, the Court dismissed the indirect purchasers' claims under Kansas, Utah and Virginia consumer protection laws and it also limited the time period during which indirect purchasers from Hawaii, Kansas, Maine, New Hampshire, North Dakota, Utah, Virginia, West Virginia and Wisconsin could claim damages.
In addition, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.
8. Share Based Compensation Plans
Share based compensation expense was $3.5 million and $2.7 million for the three months ended March 29, 2020, and March 31, 2019, respectively. As of March 29, 2020, the total remaining unrecognized compensation expense related to share based compensation amounted to $24.5 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended December 29, 2019. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or canceled. As of March 29, 2020, there were 675,354 shares of common stock available for future issuance under the 2012 Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, the liability and asset relating to deferred compensation had a fair value of $5.1 million and $4.9 million, respectively. As of March 29, 2020, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total fair value of SARs vested was $0.9 million and $1.1 million during the three months ended March 29, 2020, and March 31, 2019, respectively.

Three Months Ended March 29, 2020	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	404,447	$7,615	$53.62	4.7
Granted	29,522		87.18
Exercised	(44,850)	2,155	31.82
Forfeited	(4,613)		57.52
Outstanding, end of period	384,506	$986	$58.70	5.2

Exercisable, end of period	241,134	$986	$55.14	3.3
The value of SARs granted is determined using the Black-Scholes-Merton valuation model, and the corresponding expense is recognized over the average requisite service period of 2.0 years for all periods presented. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2020 Grants
SAR value (model conclusion)	$21.51
Risk-free rate	1.3%
Expected dividend yield	0.0%
Expected volatility	22.4%
Expected term (years)	6.0

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	March 29, 2020
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	523,207	$59.58
Granted	177,866	81.91
Performance adjustment (1)	(59,936)	67.50
Delivered	(79,449)
Withheld to cover (2)	(8,235)
Forfeited	(17,572)
Outstanding, end of period	535,881	$65.46
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
Approximately two-thirds of the RSUs granted during the three months ended March 29, 2020, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted during the three months ended March 29, 2020, is being recognized over the weighted average requisite service period of 2.5 years. 87,684 RSUs vested during the three months ended March 29, 2020, at a fair value of $5.6 million.
9. Restructuring Costs
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 10. As of March 29, 2020, we expect to incur approximately $5 million to $6 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and continued throughout 2019. As of March 29, 2020, we do not expect to incur any material future charges related to the 2018 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the restructuring charges recorded for the periods indicated:

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$728	$(37)	$862	$267	$1,820
2018 Plan	121	—	—	—	121
Total Restructuring Costs	$849	$(37)	$862	$267	$1,941

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,459	$331	$604	$394	$2,788
2018 Plan	421	531	—	—	952
Total Restructuring Costs	$1,880	$862	$604	$394	$3,740

	Cumulative Amount Incurred Through March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$6,187	$359	$1,368	$1,286	$9,200
2018 Plan	1,866	2,275	—	—	4,141
Total Restructuring Costs	$8,053	$2,634	$1,368	$1,286	$13,341

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	March 29, 2020
2019 Plan	$1,535	$187	$1,633	$(2,769)	$586
2018 Plan	—	103	18	(121)	—
Total	$1,535	$290	$1,651	$(2,890)	$586

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	March 31, 2019
2019 Plan	$—	$2,770	$18	$(1,035)	$1,753
2018 Plan	596	983	(31)	(546)	1,002
Other	58	—	—	(17)	41
Total	$654	$3,753	$(13)	$(1,598)	$2,796

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Asset Impairment
During the three months ended March 31, 2019, we recognized asset impairment charges of $10.6 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset groups was determined to be $11.3 million, compared to a book value of $21.9 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of comprehensive income.
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.7% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate and changes in our valuation allowances. In addition, we recognized $0.7 million of income tax benefit due to the exercise and delivery of share-based awards during the three months ended March 29, 2020, compared to $0.1 million of income tax benefit during the three months ended March 31, 2019.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainties stemming from the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes for the three months ended March 29, 2020.
On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the different aspects of the CARES Act and other governmental programs to determine whether any specific provisions may impact us.
12. Earnings Per Share
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands, except share and per share information)	Three Months Ended
	March 29, 2020	March 31, 2019
Net income attributable to Masonite	$29,885	$3,789

Shares used in computing basic earnings per share	24,861,442	25,574,910
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	353,322	376,574
Shares used in computing diluted earnings per share	25,214,764	25,951,484

Basic earnings per common share attributable to Masonite	$1.20	$0.15
Diluted earnings per common share attributable to Masonite	$1.19	$0.15

Anti-dilutive instruments excluded from diluted earnings per common share	258,773	235,650
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.
13. Segment Information
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The North American Residential reportable segment is the aggregation of the Wholesale and Retail operating segments. The Europe reportable segment is the aggregation of the Europe Interior and Europe Exterior operating segments. The Architectural reportable segment consists solely of the Architectural operating segment. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment. Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
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
Certain information with respect to segments is as follows for the periods indicated:

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$384,445	$71,156	$94,555	$5,427	$555,583
Intersegment sales	(588)	(430)	(3,337)	—	(4,355)
Net sales to external customers	$383,857	$70,726	$91,218	$5,427	$551,228

Adjusted EBITDA	$71,696	$9,679	$10,582	$(10,440)	$81,517

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$354,802	$84,739	$88,353	$6,728	$534,622
Intersegment sales	(1,077)	(472)	(2,762)	—	(4,311)
Net sales to external customers	$353,725	$84,267	$85,591	$6,728	$530,311

Adjusted EBITDA	$53,621	$9,997	$7,614	$(5,753)	$65,479

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income (loss) attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Net income attributable to Masonite	$29,885	$3,789
Plus:
Depreciation	16,018	18,285
Amortization	6,459	7,597
Share based compensation expense	3,470	2,680
Loss on disposal of property, plant and equipment	1,622	2,913
Restructuring costs	1,941	3,740
Asset impairment	—	10,625
Loss on disposal of subsidiaries	—	4,605
Interest expense, net	11,282	11,127
Other expense (income), net	49	(1,130)
Income tax expense	9,639	58
Net income attributable to non-controlling interest	1,152	1,190
Adjusted EBITDA	$81,517	$65,479

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Accumulated foreign currency translation losses, beginning of period	$(113,336)	$(129,930)
Foreign currency translation gain (loss)	(38,687)	12,990
Income tax benefit (expense) on foreign currency translation gain	(44)	12
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	1,001
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(579)	216
Accumulated foreign currency translation losses, end of period	(151,488)	(116,143)

Accumulated pension and other post-retirement adjustments, beginning of period	(16,833)	(22,989)
Amortization of actuarial net losses	173	404
Income tax expense on amortization of actuarial net losses	(45)	(105)
Accumulated pension and other post-retirement adjustments	(16,705)	(22,690)

Accumulated other comprehensive loss	$(168,193)	$(138,833)

Other comprehensive income (loss), net of tax	$(38,603)	$14,302
Less: other comprehensive income (loss) attributable to non-controlling interest	(579)	216
Other comprehensive income (loss) attributable to Masonite	$(38,024)	$14,086
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended March 29, 2020, were $38.7 million primarily driven by the weakening of the Pound Sterling, the Canadian Dollar and the Mexican Peso in comparison to the U.S. Dollar.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Transactions involving cash:
Interest paid	$22,662	$23,785
Interest received	641	672
Income taxes paid	3,030	1,308
Income tax refunds	392	—
Cash paid for operating lease liabilities	6,835	6,290
Cash paid for finance lease liabilities	317	—
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	3,863	20,289
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	March 29, 2020	December 29, 2019
Cash and cash equivalents	$114,375	$166,964
Restricted cash	10,644	10,644
Total cash, cash equivalents and restricted cash	$125,019	$177,608
Property, plant and equipment additions in accounts payable were $4.6 million and $6.3 million as of March 29, 2020, and December 29, 2019, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	March 29, 2020		December 29, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% senior unsecured notes due 2028	$487,668	$493,835	$529,105	$493,648
5.750% senior unsecured notes due 2026	$293,249	$296,503	318,846	296,367
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended March 29, 2020, and March 31, 2019. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 29, 2019. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" and "Item 1A. Risk Factors" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended March 29, 2020, we generated net sales of $383.9 million or 69.6%, $70.7 million or 12.8% and $91.2 million or 16.5% in our North American Residential, Europe and Architectural segments, respectively.
Key Factors Affecting Our Results of Operations
COVID-19
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and in March 2020 was declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted our business globally. Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety, health and welfare of our employees, customers, suppliers and others with whom we partner in our

MASONITE INTERNATIONAL CORPORATION

business activities. Through the use of appropriate risk mitigation and safety practices at our facilities, we are endeavoring to maintain operations to continue supplying the industry during this uncertain time, recognizing the important role our customers and our products play in construction related to providing residential shelter and health care services.
A number of countries, provinces, states, and municipalities have issued orders temporarily requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders have required non-essential businesses to close. In certain jurisdictions, residential and commercial construction have been designated as an essential business activity. Some of our facilities were temporarily shut down and some remain shut down resulting from the impact of these government orders. For example, our United Kingdom facilities have been closed since March 27, 2020 and other locations could be temporarily idled due to the impacts of COVID-19. Where possible, we have instructed employees to work from home and currently, most customer interaction including order entry and receivables are being effectively handled remotely. Where remote work is not possible, we have taken steps to restrict visitor access to facilities, adjust break times and create additional break areas to help reduce employee density, manage shift schedules to reduce employee contact during shift changes to facilitate proper social distancing and eliminated overtime in many locations, all of which have resulted in decreased production levels. Further, we have modified employee policies related to attendance and the availability of paid and unpaid time off and attendance is voluntary at locations where our operations are exempt from applicable stay-at-home orders and continue to operate.
While we believe we have a strong balance sheet and solid capital structure, we are taking steps to manage our cash flow. During the first quarter, we took several actions to reduce our spending and more closely manage cash during this uncertain period, including prioritizing capital spending for critical maintenance, safety and regulatory projects, placing restrictions on travel and temporarily suspending our share repurchase program and discretionary pension contributions. Although we are aggressively managing our response to the recent COVID-19 pandemic, given the fluid nature of the situation, its impact on our full year fiscal 2020 results and beyond is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on construction, renovation and consumer spending, tightening of consumer credit requirements, as well as the ability of our sales channels, supply chain, manufacturing and distribution to continue to operate with minimal disruption for the remainder of fiscal 2020. We believe that COVID-19 will have a material adverse impact on our revenue growth, overall profitability and cash flows in the near term and may lead to higher than normal inventory levels, higher sales-related reserves, potential impairment of goodwill and other long-lived assets, a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions and an impact on the effectiveness our internal controls over financial reporting. While COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results in the first quarter of 2020 is not indicative of its impact on our results for the remainder of 2020, as evidenced by the decline in our net sales and results of operations in the month of April. As a result, we have taken further actions in April such as the deferral of merit and the implementation of temporary reductions in base pay for all salaried personnel in Canada and the United States not directly involved in plant operations and in cash retainers for our Board of Directors to manage cash flow and reduce spending.
On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. We are analyzing the different aspects of the CARES Act and other similar governmental programs to determine whether any specific provisions may impact us. While we may determine to apply for such programs, there is no guarantee that we will meet any eligibility requirements to participate in such programs, or even if we are able to participate, that such programs will provide meaningful benefit to our business.
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

MASONITE INTERNATIONAL CORPORATION

Additionally, trends in residential new construction, repair, renovation and remodeling and architectural building construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:
•the strength of the economy;
•employment rates and consumer confidence;
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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2019, our top ten customers together accounted for approximately 43% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 17% of our net sales. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
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

MASONITE INTERNATIONAL CORPORATION

In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 9. As of March 29, 2020, we expect to incur approximately $5 million to $6 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 million to $21 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and continued throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 9. The actions taken as part of the 2018 Plan are expected to increase our annual earnings and cash flows by approximately $6 million.
Seasonality
Our business is moderately seasonal and our net sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity.
Acquisitions and Divestitures
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
Divestitures
•Window Widgets: On December 13, 2019, we completed the sale of all the capital stock of Window Widgets Limited ("WW"), a leading United Kingdom provider of high quality window systems, for consideration of $1.2 million, net of cash disposed.
•PDS: On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS"), a leading supplier of custom doors and millwork in the United Kingdom, for nominal consideration. The divestiture of this business resulted in a loss on deconsolidation of $4.6 million, which was recognized during the first quarter of 2019 in the Europe segment.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Net sales	$551,228	$530,311
Cost of goods sold	416,947	418,207
Gross profit	134,281	112,104
Gross profit as a % of net sales	24.4%	21.1%
Selling, general and administration expenses	80,333	78,100
Selling, general and administration expenses as a % of net sales	14.6%	14.7%
Restructuring costs	1,941	3,740
Asset impairment	—	10,625
Loss on disposal of subsidiaries	—	4,605
Operating income	52,007	15,034
Interest expense, net	11,282	11,127
Other expense (income), net	49	(1,130)
Income before income tax expense	40,676	5,037
Income tax expense	9,639	58
Net income	31,037	4,979
Less: net income attributable to non-controlling interests	1,152	1,190
Net income attributable to Masonite	$29,885	$3,789

Three Months Ended March 29, 2020, Compared with Three Months Ended March 31, 2019
Net Sales
Net sales in the three months ended March 29, 2020, were $551.2 million, an increase of $20.9 million or 3.9% from $530.3 million in the three months ended March 31, 2019. Net sales in the first quarter of 2020 were negatively impacted by $2.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $23.0 million. Average unit price increased net sales in the first quarter of 2020 by $20.9 million or 3.9% compared to the 2019 period. Higher volumes excluding the incremental impact of acquisitions and divestitures ("base volume") increased net sales by $9.4 million or 1.8% in the first quarter of 2020 compared to the 2019 period. Our 2019 divestitures, net of acquisition, decreased sales by $7.3 million or 1.4% in the first quarter of 2020. Net sales of components and other products to external customers were flat in the first quarter of 2020 compared to the 2019 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$384,445	$71,156	$94,555	$5,427	$555,583
Intersegment sales	(588)	(430)	(3,337)	—	(4,355)
Net sales to external customers	$383,857	$70,726	$91,218	$5,427	$551,228
Percentage of consolidated external net sales	69.6%	12.8%	16.5%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$354,802	$84,739	$88,353	$6,728	$534,622
Intersegment sales	(1,077)	(472)	(2,762)	—	(4,311)
Net sales to external customers	$353,725	$84,267	$85,591	$6,728	$530,311
Percentage of consolidated external net sales	66.7%	15.9%	16.1%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended March 29, 2020, were $383.9 million, an increase of $30.2 million or 8.5% from $353.7 million in the three months ended March 31, 2019. Net sales in the first quarter of 2020 were negatively impacted by $0.7 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $30.9 million or 8.7% due to changes in volume, average unit price and sales of components and other products. Higher base volume increased net sales in the first quarter of 2020 by $18.2 million or 5.1% compared to the 2019 period, primarily due to strong end market demand. Average unit price increased net sales in the first quarter of 2020 by $12.3 million or 3.5% compared to the 2019 period primarily as a result of our previously communicated price increases that became effective on February 3, 2020. Net sales of components and other products to external customers were $0.4 million higher in the first quarter of 2020 compared to the 2019 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended March 29, 2020, were $70.7 million, a decrease of $13.6 million or 16.1% from $84.3 million in the three months ended March 31, 2019. Net sales in the first quarter of 2020 were negatively impacted by $1.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $12.3 million or 14.6% due to changes in volume, average unit price and sales of components and other products. Net sales in the first quarter of 2020 were reduced by $7.3 million or 8.7% due to the net impact of divestitures and an acquisition, including lost sales due to the divestitures of three non-core businesses in 2019, partially offset by incremental sales from the Top Doors acquisition. Lower base volume decreased net sales by $7.0 million or 8.3% in the first quarter of 2020 compared to the 2019 period partially due to share declines in the builder channel and all of our United Kingdom manufacturing facilities closing the last week of the quarter as a result of COVID-19. Net sales of components and other products to external customers were $0.3 million lower in the first quarter of 2020 compared to the 2019 period. Average unit price increased net sales in the first quarter of 2020 by $2.3 million or 2.7% compared to the 2019 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended March 29, 2020, were $91.2 million, an increase of $5.6 million or 6.5% from $85.6 million in the three months ended March 31, 2019. Net sales in the first quarter of 2020 were negatively impacted by $0.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $5.7 million or 6.7%. Average unit price increased net sales in the first quarter of 2020 by $6.3 million or 7.4% compared to the 2019 period primarily due to delivery of projects at higher prices along with improved mix. Net sales of components and other products to external customers were $0.7 million higher in the first quarter of 2020 compared to the 2019 period. Lower base volume decreased net sales in the first quarter of 2020 by $1.3 million or 1.5% compared to the 2019 period primarily due to our focus on more complex projects involving lower volumes but a higher-value mix of products.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.6% and 78.9% for the three months ended March 29, 2020, and March 31, 2019, respectively. Material cost of sales, direct labor costs and overhead as a percentage of net sales decreased by 2.8%, 0.4% and 0.2%, respectively, compared to the 2019 period. Partly offsetting these decreases, distribution costs in the first quarter of 2020 increased by 0.1% as a percentage of sales compared to the first quarter of 2019. Depreciation as a percentage of sales remained flat as compared to the 2019 period. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and net deflation as a result of material cost savings projects that more than offset commodity inflation and an increase in tariffs. Direct labor as a percentage of net sales decreased due to factory productivity initiatives. Overhead as a percentage of net sales decreased due to increased volumes.
Selling, General and Administration Expenses
In the three months ended March 29, 2020, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.6%, as compared to 14.7% in the three months ended March 31, 2019, a decrease of 10 basis points.
SG&A expenses in the three months ended March 29, 2020, were $80.3 million, an increase of $2.2 million from $78.1 million in the three months ended March 31, 2019. The overall increase was driven by an increase in personnel costs of $3.5 million, primarily due to resource investments to support growth, costs related to employee benefits and incentive compensation, along with a $3.4 million increase in legal costs related to a previously disclosed lawsuit. These increases were partially offset by a net $3.8 million decrease in non-cash items in SG&A expenses, including depreciation and amortization, loss on disposal of property, plant and equipment, deferred compensation, and share based compensation, incremental SG&A savings from our 2019 divestitures (net of acquisition) of $0.7 million and favorable foreign exchange impacts of $0.2 million.
Restructuring Costs
Restructuring costs in the three months ended March 29, 2020, and March 31, 2019, were $1.9 million and $3.7 million, respectively. Restructuring costs in the current year related primarily to the 2019 Plan. Restructuring costs in the prior year period related to the 2019 and 2018 Plans.
Asset Impairment
There were no asset impairment charges in the three months ended March 29, 2020. Asset impairment charges in the three months ended March 31, 2019, were $10.6 million and resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the three months ended March 29, 2020. Loss on disposal of subsidiaries in the three months ended March 31, 2019, was $4.6 million. The loss in the prior year related to the sale of PDS for nominal consideration during the first quarter of 2019. The total charge consisted of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the three months ended March 29, 2020, was $11.3 million, compared to $11.1 million in the three months ended March 31, 2019, remaining relatively flat as compared to the 2019 period.
Other Expense (Income), Net
Other expense (income), net, in the three months ended March 29, 2020, was minimal as compared to $1.1 million of income in the three months ended March 31, 2019, primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Our income tax expense in the three months ended March 29, 2020, was $9.6 million, compared to $0.1 million of income tax expense in the three months ended March 31, 2019. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, as well as a decrease in discrete income tax benefits. We recognized discrete items resulting in income tax benefit of $0.4 million in the three months ended March 29, 2020, compared to $1.0 million of income tax benefit recorded in the three months ended March 31, 2019.
Segment Information

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$71,696	$9,679	$10,582	$(10,440)	$81,517
Adjusted EBITDA as a percentage of segment net sales	18.7%	13.7%	11.6%		14.8%

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$53,621	$9,997	$7,614	$(5,753)	$65,479
Adjusted EBITDA as a percentage of segment net sales	15.2%	11.9%	8.9%		12.3%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$58,811	$3,483	$4,580	$(36,989)	$29,885
Plus:
Depreciation	9,364	2,457	2,822	1,375	16,018
Amortization	595	3,562	1,922	380	6,459
Share based compensation expense	—	—	—	3,470	3,470
Loss on disposal of property, plant and equipment	1,204	3	396	19	1,622
Restructuring costs	849	(37)	862	267	1,941
Interest expense, net	—	—	—	11,282	11,282
Other expense (income), net	—	211	—	(162)	49
Income tax expense	—	—	—	9,639	9,639
Net income attributable to non-controlling interest	873	—	—	279	1,152
Adjusted EBITDA	$71,696	$9,679	$10,582	$(10,440)	$81,517

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended March 31, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$30,261	$(4,147)	$2,079	$(24,404)	$3,789
Plus:
Depreciation	9,079	2,382	2,741	4,083	18,285
Amortization	449	3,965	2,093	1,090	7,597
Share based compensation expense	—	—	—	2,680	2,680
Loss on disposal of property, plant and equipment	341	2,469	97	6	2,913
Restructuring costs	1,880	862	604	394	3,740
Asset impairment	10,625	—	—	—	10,625
Loss on disposal of subsidiaries	—	4,605	—	—	4,605
Interest expense, net	—	—	—	11,127	11,127
Other expense (income), net	—	(139)	—	(991)	(1,130)
Income tax expense	—	—	—	58	58
Net income attributable to non-controlling interest	986	—	—	204	1,190
Adjusted EBITDA	$53,621	$9,997	$7,614	$(5,753)	$65,479
Adjusted EBITDA in our North American Residential segment increased $18.1 million, or 33.8%, to $71.7 million in the three months ended March 29, 2020, from $53.6 million in the three months ended March 31, 2019. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $16.3 million and $14.0 million, in the first quarter of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment decreased $0.3 million, or 3.0%, to $9.7 million in the three months ended March 29, 2020, from $10.0 million in the three months ended March 31, 2019. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.3 million in both the first quarter of 2020 and 2019. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment increased $3.0 million, or 39.5%, to $10.6 million in the three months ended March 29, 2020, from $7.6 million in the three months ended March 31, 2019. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.7 million, in both the first quarter of 2020 and 2019. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures for critical maintenance, safety and regulatory projects, and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.

MASONITE INTERNATIONAL CORPORATION

Due to the rapidly evolving and highly uncertain nature and duration of the COVID-10 pandemic and its impact on our customers, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition and liquidity. Accordingly, we have taken actions to reduce spending and manage cash flow, such as reducing our capital spend below the anticipated amount of $70 million to $75 million, as previously noted in Key Factors Affecting Our Results of Operations. We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of March 29, 2020, we had $114.4 million of cash and cash equivalents, availability under our ABL Facility of $185.3 million and availability under our AR Sales Program of $14.8 million.
Cash Flows
Cash provided by operating activities was $6.0 million during the three months ended March 29, 2020, compared to $18.5 million in the three months ended March 31, 2019. This $12.5 million decrease in cash provided by operating activities was due to changes in net working capital in the first three months of 2020 compared with the same period in 2019, partially offset by a $17.4 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items.
Cash used in investing activities was $17.8 million during the three months ended March 29, 2020, compared to $21.2 million in the three months ended March 31, 2019. This $3.4 million decrease in cash used in investing activities was driven by a $3.2 million decrease in cash additions to property, plant and equipment and a net decrease in other investing outflows of $0.2 million in the first three months of 2020 compared to the same period in 2019.
Cash used in financing activities was $37.0 million during the three months ended March 29, 2020, compared to $34.3 million during the three months ended March 31, 2019. This $2.7 million increase in cash used in financing activities was driven by a $1.6 million increase in cash used for repurchases of common shares, a $0.7 million increase in distributions to non-controlling interests and an increase in other financing outflows of $0.4 million in the first three months of 2020 compared to the same period in 2019.
Share Repurchases
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. During the three months ended March 29, 2020, we repurchased and retired 567,271 of our common shares in the open market at an aggregate cost of $34.8 million as part of the share repurchase programs, prior to temporarily suspending our repurchase program on March 18, 2020. During the three months ended March 31, 2019, we repurchased 646,102 of our common shares in the open market at an aggregate cost of $33.2 million. As of March 29, 2020, there was $109.3 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of March 29, 2020, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of a customer that has had a material adverse effect on our results of operations in the first quarter of 2020. However, in light of COVID-19, it is possible there could be an impact on our results of operations in a future period and this impact could be material.
Accounts Receivable Sales Program
Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers

MASONITE INTERNATIONAL CORPORATION

reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the condensed consolidated statements of comprehensive income.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of March 29, 2020. The 2028 Notes bear interest at 5.375% per annum. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, we were in compliance with all covenants under the indenture governing the 2028 Notes.
5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"), all of which were outstanding as of March 29, 2020. The 2026 Notes bear interest at 5.750% per annum. The 2026 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, we were in compliance with all covenants under the indenture governing the 2026 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $185.3 million under our ABL Facility and there were no amounts outstanding as of March 29, 2020.
Supplemental Guarantor Financial Information
Our obligations under the 2028 Notes and 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $491.9 million and $472.9 million for the three months ended March 29, 2020, and March 31, 2019, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $68.4 million and $57.1 million for the three months ended March 29, 2020, and March 31, 2019, respectively. Our non-guarantor subsidiaries had total assets of $1.9 billion and $2.0 billion and total liabilities of $816.0 million and $834.5 million as of March 29, 2020, and December 29, 2019, respectively.
Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 29, 2019. We believe there have been no material changes to the information provided therein.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 7. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1. Such information should be read in conjunction with the information contained under Part I, Item 3 "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 29, 2019.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 29, 2019. In light of developments relating to the coronavirus ("COVID-19") pandemic occurring subsequent to the filing of our Annual Report on Form 10-K, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
The scale and scope of the recent coronavirus ("COVID-19") outbreak and resulting pandemic is unknown and is expected to adversely impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition will likely be material.
Demand for our product is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand and availability of financing for home buyers. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The outbreak of COVID-19 has caused the shutdown of large portions of the international economy. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. As a result of COVID-19, we have closed certain locations as a result of government orders and furloughed employees, as well as significantly altered our operations, thereby reducing production. If the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows may be materially adversely impacted and it may lead to higher than normal inventory levels, higher sales-related reserves, potential impairment of goodwill and other long-lived assets, a volatile effective tax rate driven by changes in the mix and earnings across our jurisdictions and an impact on the effectiveness of our internal controls over financial reporting.
The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a future resurgence of the pandemic could precipitate or aggravate the other risk factors that we identified in our 2019 Annual Report on Form 10-K, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended March 29, 2020, we repurchased 567,271 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2019, through January 26, 2020	700	$70.98	700	$143,995,757
January 27, 2020, through February 23, 2020	—	—	—	143,995,757
February 24, 2020, through March 29, 2020	566,571	61.28	566,571	109,276,756
Total	567,271	$61.29	567,271
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. During Q1 2020, we implemented several actions to reduce our spending and more closely manage cash during this uncertain period relating to the COVID-19 pandemic, including temporarily suspending our share repurchase programs. As of March 29, 2020, $109.3 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.5(a)*#	Waiver Agreement, dated as of April 8, 2020, by and between Masonite International Corporation and Howard C. Heckes
10.5(b)*#	Waiver Agreement, dated as of April 8, 2020, by and between Masonite International Corporation and Russell T. Tiejema
10.5(c)*#	Waiver Agreement, dated as of April 8, 2020, by and between Masonite International Corporation and James A. Hair
10.5(d)*#	Waiver Agreement, dated as of April 8, 2020, by and between Masonite International Corporation and Randal A. White
10.5(e)*#	Waiver Agreement, dated as of April 8, 2020, by and between Masonite International Corporation and Robert A. Paxton
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2020, and March 31, 2019; (ii) the Registrant's Condensed Consolidated Balance Sheets as of March 29, 2020, and December 29, 2019; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2020, and March 31, 2019; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2020, and March 31, 2019; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 6, 2020	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)