Form 10-Q
period 2020-06-28
MASONITE INTERNATIONAL CORP
filed 2020-08-04
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
or
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
The registrant had outstanding 24,490,105 shares of Common Stock, no par value, as of July 30, 2020.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2020

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
ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$499,658	$562,943	$1,050,886	$1,093,254
Cost of goods sold	363,304	434,013	780,251	852,220
Gross profit	136,354	128,930	270,635	241,034
Selling, general and administration expenses	73,390	78,142	153,723	156,242
Restructuring costs	1,148	1,361	3,089	5,101
Asset impairment	—	3,142	—	13,767
Loss on disposal of subsidiaries	2,091	—	2,091	4,605
Operating income	59,725	46,285	111,732	61,319
Interest expense, net	11,824	11,357	23,106	22,484
Other expense (income), net	(1,446)	(456)	(1,397)	(1,586)
Income before income tax expense	49,347	35,384	90,023	40,421
Income tax expense	14,687	10,293	24,326	10,351
Net income	34,660	25,091	65,697	30,070
Less: net income attributable to non-controlling interests	663	849	1,815	2,039
Net income attributable to Masonite	$33,997	$24,242	$63,882	$28,031

Basic earnings per common share attributable to Masonite	$1.39	$0.96	$2.59	$1.11
Diluted earnings per common share attributable to Masonite	$1.38	$0.96	$2.56	$1.09

Comprehensive income:
Net income	$34,660	$25,091	$65,697	$30,070
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14,732	(5,178)	(23,955)	8,813
Amortization of actuarial net losses	172	403	345	807
Income tax expense related to other comprehensive income	(28)	(92)	(117)	(185)
Other comprehensive income (loss), net of tax:	14,876	(4,867)	(23,727)	9,435
Comprehensive income	49,536	20,224	41,970	39,505
Less: comprehensive income attributable to non-controlling interests	893	981	1,466	2,387
Comprehensive income attributable to Masonite	$48,643	$19,243	$40,504	$37,118

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	June 28, 2020	December 29, 2019
Current assets:
Cash and cash equivalents	$197,506	$166,964
Restricted cash	10,644	10,644
Accounts receivable, net	289,030	276,208
Inventories, net	250,718	242,230
Prepaid expenses	35,317	33,190
Income taxes receivable	2,584	4,819
Total current assets	785,799	734,055
Property, plant and equipment, net	611,942	625,585
Operating lease right-of-use assets	133,068	121,367
Investment in equity investees	14,334	16,100
Goodwill	180,443	184,192
Intangible assets, net	168,592	184,532
Deferred income taxes	20,708	25,945
Other assets	46,945	44,808
Total assets	$1,961,831	$1,936,584

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$83,149	$84,912
Accrued expenses	168,684	180,405
Income taxes payable	14,346	2,350
Total current liabilities	266,179	267,667
Long-term debt	791,536	790,984
Long-term operating lease liabilities	123,825	110,497
Deferred income taxes	84,386	83,465
Other liabilities	49,660	47,109
Total liabilities	1,315,586	1,299,722
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 24,487,121 and 24,869,921 shares issued and outstanding as of June 28, 2020, and December 29, 2019, respectively	553,766	558,514
Additional paid-in capital	213,814	216,584
Accumulated earnings (deficit)	21,794	(20,047)
Accumulated other comprehensive loss	(153,547)	(130,169)
Total equity attributable to Masonite	635,827	624,882
Equity attributable to non-controlling interests	10,418	11,980
Total equity	646,245	636,862
Total liabilities and equity	$1,961,831	$1,936,584

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total equity, beginning of period	$596,256	$610,370	$636,862	$622,305
Share capital:
Beginning of period	551,983	567,490	558,514	575,207
Common shares issued for delivery of share based awards	1,783	931	7,273	7,083
Common shares issued under employee stock purchase plan	—	—	708	517
Common shares repurchased and retired	—	(6,878)	(12,729)	(21,264)
End of period	553,766	561,543	553,766	561,543
Additional paid-in capital:
Beginning of period	212,826	214,294	216,584	218,988
Share based compensation expense	3,740	2,093	7,210	4,773
Common shares issued for delivery of share based awards	(1,783)	(931)	(7,273)	(7,083)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(969)	(38)	(2,396)	(1,128)
Common shares issued under employee stock purchase plan	—	—	(311)	(132)
End of period	213,814	215,418	213,814	215,418
Accumulated earnings (deficit):
Beginning of period	(12,203)	(45,852)	(20,047)	(30,836)
Net income attributable to Masonite	33,997	24,242	63,882	28,031
Common shares repurchased and retired	—	(8,615)	(22,041)	(27,420)
End of period	21,794	(30,225)	21,794	(30,225)
Accumulated other comprehensive loss:
Beginning of period	(168,193)	(138,833)	(130,169)	(152,919)
Other comprehensive income (loss) attributable to Masonite, net of tax	14,646	(4,999)	(23,378)	9,087
End of period	(153,547)	(143,832)	(153,547)	(143,832)
Equity attributable to non-controlling interests:
Beginning of period	11,843	13,271	11,980	11,865
Net income attributable to non-controlling interests	663	849	1,815	2,039
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	230	132	(349)	348
Dividends to non-controlling interests	(2,318)	(2,585)	(3,028)	(2,585)
End of period	10,418	11,667	10,418	11,667
Total equity, end of period	$646,245	$614,571	$646,245	$614,571

Common shares outstanding:
Beginning of period	24,446,987	25,314,850	24,869,921	25,835,664
Common shares issued for delivery of share based awards	40,134	12,876	175,045	129,128
Common shares issued under employee stock purchase plan	—	—	9,426	9,036
Common shares repurchased and retired	—	(307,786)	(567,271)	(953,888)
End of period	24,487,121	25,019,940	24,487,121	25,019,940

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	June 28, 2020	June 30, 2019
Net income	$65,697	$30,070
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	2,091	4,605
Depreciation	32,861	36,486
Amortization	12,381	14,926
Share based compensation expense	7,210	4,773
Deferred income taxes	6,044	1,367
Unrealized foreign exchange loss (gain)	(78)	316
Share of income from equity investees, net of tax	(1,159)	(1,517)
Dividend from equity investee	2,925	—
Pension and post-retirement funding, net of expense	(2,788)	(3,225)
Non-cash accruals and interest	852	(664)
Loss on sale of property, plant and equipment	4,045	4,235
Asset impairment	—	13,767
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19,304)	(20,609)
Inventories	(13,519)	(5,165)
Prepaid expenses	(2,860)	(316)
Accounts payable and accrued expenses	(9,491)	10,571
Other assets and liabilities	18,293	(1,407)
Net cash flow provided by operating activities	103,200	88,213
Cash flows from investing activities:
Additions to property, plant and equipment	(28,712)	(37,923)
Acquisition of businesses, net of cash acquired	—	(219)
Proceeds from sale of subsidiaries, net of cash disposed	—	(230)
Proceeds from sale of property, plant and equipment	48	90
Other investing activities	(1,205)	(955)
Net cash flow used in investing activities	(29,869)	(39,237)
Cash flows from financing activities:
Repayments of long-term debt	(57)	(61)
Tax withholding on share based awards	(2,396)	(1,128)
Distributions to non-controlling interests	(3,028)	(2,585)
Repurchases of common shares	(34,770)	(48,684)
Net cash flow used in financing activities	(40,251)	(52,458)
Net foreign currency translation adjustment on cash	(2,538)	629
Increase (decrease) in cash, cash equivalents and restricted cash	30,542	(2,853)
Cash, cash equivalents and restricted cash, beginning of period	177,608	126,141
Cash, cash equivalents and restricted cash, at end of period	$208,150	$123,288

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
Adoption of Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”, which replaced the incurred loss methodology for recognizing credit losses with a current expected credit losses model. This standard applied to most financial assets, including trade receivables. Our prior accounts receivable policy is described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. We adopted the new guidance using a modified retrospective approach as of December 30, 2019, the beginning of fiscal year 2020, and the adoption did not have a material impact on our financial statements and no adjustment was necessary to retained earnings on December 30, 2019.
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
Divestitures
India
During the second quarter of 2020, we completed the liquidation of our legal entity in India. As a result, we recognized $2.1 million in loss on disposal of subsidiaries. The total charge consists of $2.3 million relating to the recognition of cumulative translation adjustment out of accumulated other comprehensive loss and $0.2 million relating to the write-off of net assets and other professional fees.
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 56.9% and 44.9% of total accounts receivable as of June 28, 2020, and December 29, 2019, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of June 28, 2020, and December 29, 2019. The allowance for doubtful accounts balance was $2.4 million and $1.8 million as of June 28, 2020, and December 29, 2019, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	June 28, 2020	December 29, 2019
Raw materials	$186,725	$179,155
Finished goods	71,972	70,211
Provision for obsolete or aged inventory	(7,979)	(7,136)
Inventories, net	$250,718	$242,230

5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	June 28, 2020	December 29, 2019
Accrued payroll	$53,814	$60,876
Accrued rebates	35,397	33,556
Current portion of operating lease liabilities	22,123	20,980
Accrued interest	16,423	16,913
Other accruals	40,927	48,080
Total accrued expenses	$168,684	$180,405

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	June 28, 2020	December 29, 2019
5.375% senior unsecured notes due 2028	$500,000	$500,000
5.750% senior unsecured notes due 2026	300,000	300,000
Debt issuance costs	(9,340)	(9,985)
Other long-term debt	876	969
Total long-term debt	$791,536	$790,984
Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.3 million and $22.6 million for the three and six months ended June 28, 2020, respectively, and $11.5 million and $22.7 million for the three and six months ended June 30, 2019, respectively.
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
        Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, we were in compliance with all covenants under the indenture governing the 2028 Notes.

5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes bear interest at 5.750% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 Notes were issued at par.
Information concerning obligations under the 2026 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $181.9 million under our ABL Facility and there were no amounts outstanding as of June 28, 2020.

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
Class Action Proceedings
With respect to the putative antitrust class action cases pending in the Eastern District of Virginia, the parties have completed class certification briefing and expert discovery. A hearing on Plaintiffs’ motions for class certification has been set for August 19, 2020. The Court has reset the presumptive trial date as February 8, 2021.
In addition, on May 19, 2020, an intended class proceeding was commenced in the Province of Québec, Canada naming as defendants Masonite Corporation, Corporation Internationale Masonite, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. This proceeding is at a very early stage and has not been certified. We have not recognized an expense related to damages in connection with this matter because the likelihood of an adverse outcome and the amount or range of any potential loss cannot be reasonably estimated.
While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition or results of operations.
In addition to the above, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.
8. Share Based Compensation Plans
Share based compensation expense was $3.7 million and $7.2 million for the three and six months ended June 28, 2020, respectively, and $2.1 million and $4.8 million for the three and six months ended June 30, 2019, respectively. As of June 28, 2020, the total remaining unrecognized compensation expense related to share based compensation amounted to $21.5 million, which will be amortized over the weighted average remaining requisite service period of 1.8 years.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended December 29, 2019. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or canceled. As of June 28, 2020, there were 712,932 shares of common stock available for future issuance under the 2012 Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, the liability and asset relating to deferred compensation had a fair value of $5.6 million and $5.4 million, respectively. As of June 28, 2020, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.

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
The total fair value of SARs vested was $1.0 million during the six months ended June 28, 2020.

Six Months Ended June 28, 2020	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	404,447	$7,615	$53.62	4.7
Granted	32,435		83.39
Exercised	(117,407)	3,543	39.26
Forfeited	(15,538)		62.78
Outstanding, end of period	303,937	$3,676	$61.88	6.4

Exercisable, end of period	187,269	$2,488	$59.70	4.9

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

2020 Grants
SAR value (model conclusion)	$20.56
Risk-free rate	1.2%
Expected dividend yield	0.0%
Expected volatility	22.6%
Expected term (years)	6.0
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended
	June 28, 2020
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	523,207	$59.58
Granted	202,918	78.51
Performance adjustment (1)	(59,936)	67.50
Delivered	(107,939)
Withheld to cover (2)	(15,307)
Forfeited	(52,425)
Outstanding, end of period	490,518	$66.96
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
Approximately two-thirds of the RSUs granted during the six months ended June 28, 2020, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted during the six months ended June 28, 2020, is being recognized over the weighted average requisite service period of 2.2 years. 123,246 RSUs vested during the six months ended June 28, 2020, at a fair value of $7.4 million.
9. Restructuring Costs
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 10. As of June 28, 2020, we expect to incur approximately $5 million to $6 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and continued throughout 2019. As of June 28, 2020, we do not expect to incur any material future charges related to the 2018 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the restructuring charges recorded for the periods indicated:

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$569	$—	$86	$148	$803
2018 Plan	345	—	—	—	345
Total Restructuring Costs	$914	$—	$86	$148	$1,148

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$945	$5	$(118)	$65	$897
2018 Plan	368	96	—	—	464
Total Restructuring Costs	$1,313	$101	$(118)	$65	$1,361

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,297	$(37)	$948	$415	$2,623
2018 Plan	466	—	—	—	466
Total Restructuring Costs	$1,763	$(37)	$948	$415	$3,089

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$2,404	$336	$486	$459	$3,685
2018 Plan	789	627	—	—	1,416
Total Restructuring Costs	$3,193	$963	$486	$459	$5,101

	Cumulative Amount Incurred Through June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$6,756	$359	$1,454	$1,434	$10,003
2018 Plan	2,211	2,275	—	—	4,486
Total Restructuring Costs	$8,967	$2,634	$1,454	$1,434	$14,489

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	June 28, 2020
2019 Plan	$1,535	$219	$2,404	$(3,833)	$325
2018 Plan	—	131	335	(466)	—
Total	$1,535	$350	$2,739	$(4,299)	$325

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	June 30, 2019
2019 Plan	$—	$3,061	$624	$(2,664)	$1,021
2018 Plan	596	1,317	99	(1,801)	211
Other	58	—	—	(39)	19
Total	$654	$4,378	$723	$(4,504)	$1,251

10. Asset Impairment
During the three and six months ended June 30, 2019, we recognized asset impairment charges of $3.1 million and $13.8 million, respectively, related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset groups was determined to be $9.4 million, compared to a book value of $23.2 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of comprehensive income.
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.7% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate and changes in our valuation allowances. In addition, we recognized $0.1 million and $0.8 million of income tax benefit due to the exercise and delivery of share-based awards during the three and six months ended June 28, 2020, compared to $0.1 million of income tax expense during the six months ended June 30, 2019.
For the six months ended June 28, 2020, we have calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to analyze the different aspects of the CARES Act and other governmental programs to determine whether any specific provisions may impact us.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income attributable to Masonite	$33,997	$24,242	$63,882	$28,031

Shares used in computing basic earnings per share	24,466,575	25,126,065	24,664,008	25,350,488
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	184,832	250,553	268,856	295,035
Shares used in computing diluted earnings per share	24,651,407	25,376,618	24,932,864	25,645,523

Basic earnings per common share attributable to Masonite	$1.39	$0.96	$2.59	$1.11
Diluted earnings per common share attributable to Masonite	$1.38	$0.96	$2.56	$1.09

Anti-dilutive instruments excluded from diluted earnings per common share	461,367	355,142	289,490	355,702
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
• interest expense (income), net;

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Certain information with respect to segments is as follows for the periods indicated:

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$381,608	$30,430	$89,396	$2,966	$504,400
Intersegment sales	(443)	(542)	(3,757)	—	(4,742)
Net sales to external customers	$381,165	$29,888	$85,639	$2,966	$499,658

Adjusted EBITDA	$91,131	$(918)	$11,500	$(9,821)	$91,892

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$380,505	$81,361	$101,146	$5,199	$568,211
Intersegment sales	(895)	(408)	(3,965)	—	(5,268)
Net sales to external customers	$379,610	$80,953	$97,181	$5,199	$562,943

Adjusted EBITDA	$63,401	$13,408	$12,778	$(9,854)	$79,733

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$766,053	$101,586	$183,951	$8,393	$1,059,983
Intersegment sales	(1,031)	(972)	(7,094)	—	(9,097)
Net sales to external customers	$765,022	$100,614	$176,857	$8,393	$1,050,886

Adjusted EBITDA	$162,827	$8,761	$22,082	$(20,261)	$173,409

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$735,307	$166,100	$189,499	$11,927	$1,102,833
Intersegment sales	(1,972)	(880)	(6,727)	—	(9,579)
Net sales to external customers	$733,335	$165,220	$182,772	$11,927	$1,093,254

Adjusted EBITDA	$117,022	$23,405	$20,392	$(15,607)	$145,212

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income attributable to Masonite	$33,997	$24,242	$63,882	$28,031
Plus:
Depreciation	16,843	18,201	32,861	36,486
Amortization	5,922	7,329	12,381	14,926
Share based compensation expense	3,740	2,093	7,210	4,773
Loss on disposal of property, plant and equipment	2,423	1,322	4,045	4,235
Restructuring costs	1,148	1,361	3,089	5,101
Asset impairment	—	3,142	—	13,767
Loss on disposal of subsidiaries	2,091	—	2,091	4,605
Interest expense, net	11,824	11,357	23,106	22,484
Other expense (income), net	(1,446)	(456)	(1,397)	(1,586)
Income tax expense	14,687	10,293	24,326	10,351
Net income attributable to non-controlling interest	663	849	1,815	2,039
Adjusted EBITDA	$91,892	$79,733	$173,409	$145,212

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Accumulated foreign currency translation losses, beginning of period	$(151,488)	$(116,143)	$(113,336)	$(129,930)
Foreign currency translation gain (loss)	12,478	(5,178)	(26,209)	7,812
Income tax benefit (expense) on foreign currency translation gain	17	13	(27)	25
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	2,254	—	2,254	1,001
Less: foreign currency translation gain (loss) attributable to non-controlling interest	230	132	(349)	348
Accumulated foreign currency translation losses, end of period	(136,969)	(121,440)	(136,969)	(121,440)

Accumulated pension and other post-retirement adjustments, beginning of period	(16,705)	(22,690)	(16,833)	(22,989)
Amortization of actuarial net losses	172	403	345	807
Income tax expense on amortization of actuarial net losses	(45)	(105)	(90)	(210)
Accumulated pension and other post-retirement adjustments	(16,578)	(22,392)	(16,578)	(22,392)

Accumulated other comprehensive loss	$(153,547)	$(143,832)	$(153,547)	$(143,832)

Other comprehensive income (loss), net of tax	$14,876	$(4,867)	$(23,727)	$9,435
Less: other comprehensive income (loss) attributable to non-controlling interest	230	132	(349)	348
Other comprehensive income (loss) attributable to Masonite	$14,646	$(4,999)	$(23,378)	$9,087
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income.
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended June 28, 2020, were $12.5 million, primarily driven by the strengthening of the Pound Sterling and the Canadian Dollar in comparison to the U.S. Dollar during the period. During the six months ended June 28, 2020, foreign currency translation losses were $26.2 million, primarily driven by the weakening of the Pound Sterling, the Canadian Dollar and the Mexican Peso in comparison to the U.S. Dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019
Transactions involving cash:
Interest paid	$22,952	$24,068
Interest received	852	1,158
Income taxes paid	4,101	8,392
Income tax refunds	469	—
Cash paid for operating lease liabilities	14,296	12,724
Cash paid for finance lease liabilities	634	—
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	25,425	48,970
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	June 28, 2020	December 29, 2019
Cash and cash equivalents	$197,506	$166,964
Restricted cash	10,644	10,644
Total cash, cash equivalents and restricted cash	$208,150	$177,608
Property, plant and equipment additions in accounts payable were $5.4 million and $6.3 million as of June 28, 2020, and December 29, 2019, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	June 28, 2020		December 29, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% senior unsecured notes due 2028	$516,748	$494,021	$529,105	$493,648
5.750% senior unsecured notes due 2026	$309,291	$296,639	$318,846	$296,367
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended June 28, 2020, and June 30, 2019. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 29, 2019. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements," "Item 1A. Risk Factors" elsewhere in this Quarterly Report on Form 10-Q and the Company's Quarterly Report on Form 10-Q for the first quarter of 2020. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended June 28, 2020, we generated net sales of $765.0 million or 72.8%, $100.6 million or 9.6% and $176.9 million or 16.8% in our North American Residential, Europe and Architectural segments, respectively.

MASONITE INTERNATIONAL CORPORATION

Key Factors Affecting Our Results of Operations
COVID-19
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and in March 2020 was declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted our business globally. Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety, health and welfare of our employees, customers, suppliers and others with whom we partner in our business activities. Through the use of appropriate risk mitigation and safety practices at our facilities, we are endeavoring to maintain operations to continue supplying the industry during this uncertain time, recognizing the important role our customers and our products play in construction related to providing residential shelter and health care services.
During the first quarter of 2020 and continuing into the second quarter, a number of countries, provinces, states and municipalities issued orders temporarily requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders required non-essential businesses to close. As a result, some of our facilities were temporarily shut down due to the impact of these government orders. For example, our United Kingdom facilities closed on March 27, 2020. Many of these temporary orders expired or were modified during the second quarter of 2020, which allowed for the reopening of facilities such as our United Kingdom operations in May 2020. However, local or regional hotspots of the pandemic have resulted in other locations being temporarily idled due to the impacts of COVID-19. Many of our employees continue to work from home or are on modified work schedules. Steps previously taken to reduce employee density and the impacts of COVID-19 related absenteeism have continued to result in lost production at our facilities and could continue in future periods. We estimate that nearly one-half of our base volume decline in the second quarter of 2020 was due to the closure of our manufacturing facilities as a result of COVID-19 in the United Kingdom and Ireland for approximately half the quarter.
While we continue to aggressively manage our response to the recent COVID-19 pandemic, overall demand for our products began to recover as the second quarter progressed and in June we took action to reverse some previously instituted cost cutting actions such as base pay reductions for salaried employees and capital expenditure spending. However, given the fluid nature of the situation, including the possibility of a second wave of COVID-19, the pandemic's impact on our full year results for fiscal 2020 and beyond is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on construction, renovation and consumer spending and tightening of consumer credit requirements. Additionally, there continues to be uncertainty around the ability of our sales channels, supply chain, manufacturing and distribution to continue to operate with minimal disruption for the remainder of fiscal 2020. We believe that COVID-19 has had and will continue to have a material adverse impact on our revenue growth, overall profitability and cash flows in the near term and could lead to higher than normal inventory levels, higher sales-related reserves, potential impairment of goodwill and other long-lived assets, a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions and an impact on our internal controls over financial reporting.
Uncertainty associated with future forecasts, demand in the Architectural market and the duration of impacts from COVID-19 may result in the need to write down goodwill in the Architectural reporting unit to its fair value in the future. We utilize a combination of methods which are subject to significant judgments and uncertainties including market valuation and discounted cash flows to measure the fair value of our reporting units and to determine if there is any impairment of goodwill.
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

MASONITE INTERNATIONAL CORPORATION

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

MASONITE INTERNATIONAL CORPORATION

In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 9. As of June 28, 2020, we expect to incur approximately $5 million to $6 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 million to $21 million.
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
Divestitures
•India: During the second quarter of 2020, we completed the liquidation of our legal entity in India. As a result, we recognized $2.1 million in loss on disposal of subsidiaries.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$499,658	$562,943	$1,050,886	$1,093,254
Cost of goods sold	363,304	434,013	780,251	852,220
Gross profit	136,354	128,930	270,635	241,034
Gross profit as a % of net sales	27.3%	22.9%	25.8%	22.0%
Selling, general and administration expenses	73,390	78,142	153,723	156,242
Selling, general and administration expenses as a % of net sales	14.7%	13.9%	14.6%	14.3%
Restructuring costs	1,148	1,361	3,089	5,101
Asset impairment	—	3,142	—	13,767
Loss on disposal of subsidiaries	2,091	—	2,091	4,605
Operating income	59,725	46,285	111,732	61,319
Interest expense, net	11,824	11,357	23,106	22,484
Other expense (income), net	(1,446)	(456)	(1,397)	(1,586)
Income before income tax expense	49,347	35,384	90,023	40,421
Income tax expense	14,687	10,293	24,326	10,351
Net income	34,660	25,091	65,697	30,070
Less: net income attributable to non-controlling interests	663	849	1,815	2,039
Net income attributable to Masonite	$33,997	$24,242	$63,882	$28,031

Three Months Ended June 28, 2020, Compared with Three Months Ended June 30, 2019
Net Sales
Net sales in the three months ended June 28, 2020, were $499.7 million, a decrease of $63.2 million or 11.2% from $562.9 million in the three months ended June 30, 2019. Net sales in the second quarter of 2020 were negatively impacted by $4.9 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $58.3 million or 10.4% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower volumes excluding the incremental impact of acquisitions and divestitures ("base volume") decreased net sales by $86.7 million or 15.4% in the second quarter of 2020 compared to the 2019 period. Net sales of components and other products to external customers decreased $6.7 million or 1.2% in the second quarter of 2020 compared to the 2019 period. Our 2019 divestiture, net of acquisition, decreased net sales by $4.3 million or 0.8% in the second quarter of 2020. Average unit price increased net sales in the second quarter of 2020 by $39.4 million or 7.0% compared to the 2019 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$381,608	$30,430	$89,396	$2,966	$504,400
Intersegment sales	(443)	(542)	(3,757)	—	(4,742)
Net sales to external customers	$381,165	$29,888	$85,639	$2,966	$499,658
Percentage of consolidated external net sales	76.3%	6.0%	17.1%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$380,505	$81,361	$101,146	$5,199	$568,211
Intersegment sales	(895)	(408)	(3,965)	—	(5,268)
Net sales to external customers	$379,610	$80,953	$97,181	$5,199	$562,943
Percentage of consolidated external net sales	67.4%	14.4%	17.3%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended June 28, 2020, were $381.2 million, an increase of $1.6 million or 0.4% from $379.6 million in the three months ended June 30, 2019. Net sales in the second quarter of 2020 were negatively impacted by $3.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $5.2 million or 1.4% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the second quarter of 2020 by $35.8 million or 9.4% compared to the 2019 period primarily as a result of our previously communicated price increases that became effective on February 3, 2020. Lower base volume, primarily as a result of COVID-19, decreased net sales in the second quarter of 2020 by $29.7 million or 7.8% compared to the 2019 period. Net sales of components and other products to external customers were $0.9 million lower in the second quarter of 2020 compared to the 2019 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended June 28, 2020, were $29.9 million, a decrease of $51.1 million or 63.1% from $81.0 million in the three months ended June 30, 2019. Net sales in the second quarter of 2020 were negatively impacted by $1.0 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $50.1 million or 61.9% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower base volume, primarily due to manufacturing facilities being closed approximately half the quarter and subsequently operating at a reduced capacity for the remainder of the second quarter as a result of COVID-19, decreased net sales by $43.7 million or 54.0% in the second quarter of 2020 compared to the 2019 period. Net sales in the second quarter of 2020 were reduced by $4.3 million or 5.3% due to the net impact of the divestiture of a non-core business and an acquisition in 2019, partially offset by incremental sales from the Top Doors acquisition. Average unit price decreased net sales in the second quarter of 2020 by $1.7 million or 2.1% compared to the 2019 period. Net sales of components and other products to external customers were $0.4 million lower in the second quarter of 2020 compared to the 2019 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended June 28, 2020, were $85.6 million, a decrease of $11.6 million or 11.9% from $97.2 million in the three months ended June 30, 2019. Net sales in the second quarter of 2020 were negatively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $11.2 million or 11.5% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the second quarter of 2020 by $14.0 million or 14.4% compared to the 2019 period as a result of COVID-19. Net sales of components and other products to external customers were $2.5 million lower in the second quarter of 2020 compared to the 2019 period. Average unit price increased net sales in the second quarter of 2020 by $5.3 million or 5.5% compared to the 2019 period.

MASONITE INTERNATIONAL CORPORATION

Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 72.7% and 77.1% for the three months ended June 28, 2020, and June 30, 2019, respectively. Material cost of sales, direct labor costs and distribution costs as a percentage of net sales decreased by 4.4%, 0.5% and 0.1% respectively, compared to the 2019 period. Partially offsetting these decreases, overhead and depreciation as a percentage of sales in the second quarter of 2020 increased by 0.5% and 0.1%, respectively. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and material cost savings projects that offset quality investments, commodity inflation and an increase in tariffs. Direct labor as a percentage of net sales decreased due to prior year restructuring actions, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales increased due to decreased volumes, wage inflation and plant maintenance.
Selling, General and Administration Expenses
In the three months ended June 28, 2020, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.7%, as compared to 13.9% in the three months ended June 30, 2019, an increase of 80 basis points.
SG&A expenses in the three months ended June 28, 2020, were $73.4 million, a decrease of $4.7 million from $78.1 million in the three months ended June 30, 2019. The overall decrease was driven by a $3.4 million decrease in travel expense, a $2.0 million decrease in advertising expense and a $0.9 million decrease in personnel costs all as a result of COVID-19, as well as incremental SG&A savings from our 2019 divestitures (net of acquisition) of $0.3 million and favorable foreign exchange impacts of $0.2 million. These decreases were partially offset by a net $1.4 million increase in non-cash items in SG&A expenses, including share based compensation, loss on disposal of property, plant and equipment, deferred compensation and depreciation and amortization as well as a $0.7 million increase in professional and other fees including legal costs associated with a previously disclosed lawsuit.
Restructuring Costs
Restructuring costs in the three months ended June 28, 2020, and June 30, 2019, were $1.1 million and $1.4 million, respectively. Restructuring costs in the current year related primarily to the 2019 Plan. Restructuring costs in the prior year period related to the 2019 and 2018 Plans.
Asset Impairment
There were no asset impairment charges in the three months ended June 28, 2020. Asset impairment charges in the three months ended June 30, 2019, were $3.1 million and resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the three months ended June 28, 2020 was $2.1 million. There was no loss on disposal of subsidiaries in the three months ended June 30, 2019. The current year loss arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees.
Interest Expense, Net
Interest expense, net, in the three months ended June 28, 2020, was $11.8 million, compared to $11.4 million in the three months ended June 30, 2019, remaining relatively flat as compared to the 2019 period.
Other Expense (Income), Net
Other expense (income), net, in the three months ended June 28, 2020, was $1.4 million of income, compared to $0.5 million of income in the three months ended June 30, 2019, The change in other expense (income), net is primarily due to a decrease in pension expense and a change in the fair value of plan assets in the deferred compensation rabbi trust. Also contributing to the change were our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and other miscellaneous non-operating income net of expenses.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Income tax expense in the three months ended June 28, 2020, was $14.7 million, compared to $10.3 million in the three months ended June 30, 2019. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized discrete items resulting in income tax expense of $0.3 million in the three months ended June 28, 2020, compared to $0.5 million of income tax expense recorded in the three months ended June 30, 2019.
Segment Information

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$91,131	$(918)	$11,500	$(9,821)	$91,892
Adjusted EBITDA as a percentage of segment net sales	23.9%	(3.1)%	13.4%		18.4%

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$63,401	$13,408	$12,778	$(9,854)	$79,733
Adjusted EBITDA as a percentage of segment net sales	16.7%	16.6%	13.1%		14.2%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$79,841	$(6,376)	$4,983	$(44,451)	$33,997
Plus:
Depreciation	8,729	2,367	2,777	2,970	16,843
Amortization	512	3,270	1,750	390	5,922
Share based compensation expense	—	—	—	3,740	3,740
Loss on disposal of property, plant and equipment	506	7	1,904	6	2,423
Restructuring costs	914	—	86	148	1,148
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	11,824	11,824
Other expense (income), net	—	(186)	—	(1,260)	(1,446)
Income tax expense	—	—	—	14,687	14,687
Net income attributable to non-controlling interest	629	—	—	34	663
Adjusted EBITDA	$91,131	$(918)	$11,500	$(9,821)	$91,892

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$46,829	$7,184	$7,186	$(36,957)	$24,242
Plus:
Depreciation	9,800	2,354	3,505	2,542	18,201
Amortization	437	3,656	2,154	1,082	7,329
Share based compensation expense	—	—	—	2,093	2,093
Loss on disposal of property, plant and equipment	1,110	148	49	15	1,322
Restructuring costs	1,313	101	(118)	65	1,361
Asset impairment	3,142	—	—	—	3,142
Interest expense, net	—	—	—	11,357	11,357
Other expense (income), net	86	(35)	2	(509)	(456)
Income tax expense	—	—	—	10,293	10,293
Net income attributable to non-controlling interest	684	—	—	165	849
Adjusted EBITDA	$63,401	$13,408	$12,778	$(9,854)	$79,733
Adjusted EBITDA in our North American Residential segment increased $27.7 million, or 43.7%, to $91.1 million in the three months ended June 28, 2020, from $63.4 million in the three months ended June 30, 2019. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $16.3 million and $13.9 million, in the second quarter of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment decreased $14.3 million, or 106.8%, to a $0.9 million loss in the three months ended June 28, 2020, from $13.4 million of income in the three months ended June 30, 2019. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.3 million and $0.2 million in the second quarter of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment decreased $1.3 million, or 10.0%, to $11.5 million in the three months ended June 28, 2020, from $12.8 million in the three months ended June 30, 2019. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.7 million and $2.6 million in the second quarter of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Six Months Ended June 28, 2020, Compared with Six Months Ended June 30, 2019
Net Sales
Net sales in the six months ended June 28, 2020, were $1,050.9 million, a decrease of $42.4 million or 3.9% from $1,093.3 million in the six months ended June 30, 2019. Net sales in the first six months of 2020 were negatively impacted by $7.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $35.3 million or 3.2% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower base volumes decreased net sales by $77.3 million or 7.1% in the first six months of 2020 compared to the same period in 2019. Our 2019 divestitures, net of acquisition, decreased net sales by $11.6 million or 1.1% in the first six months of 2020. Net sales of components and other products to external customers were $6.7 million lower in the first six months of 2020 compared to the same period in 2019. Average unit price increased net sales in the first six months of 2020 by $60.3 million or 5.5% compared to the same period in 2019.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$766,053	$101,586	$183,951	$8,393	$1,059,983
Intersegment sales	(1,031)	(972)	(7,094)	—	(9,097)
Net sales to external customers	$765,022	$100,614	$176,857	$8,393	$1,050,886
Percentage of consolidated external net sales	72.8%	9.6%	16.8%

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$735,307	$166,100	$189,499	$11,927	$1,102,833
Intersegment sales	(1,972)	(880)	(6,727)	—	(9,579)
Net sales to external customers	$733,335	$165,220	$182,772	$11,927	$1,093,254
Percentage of consolidated external net sales	67.1%	15.1%	16.7%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended June 28, 2020, were $765.0 million, an increase of $31.7 million or 4.3% from $733.3 million in the six months ended June 30, 2019. Net sales in the first six months of 2020 were negatively impacted by $4.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $36.1 million or 4.9% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first six months of 2020 by $48.1 million or 6.6% compared to the 2019 period primarily as a result of our previously communicated price increases that became effective on February 3, 2020. Lower base volume, primarily as a result of COVID-19, decreased net sales by $11.5 million or 1.6% in the first six months of 2020 compared to the same period in 2019. Net sales of components and other products to external customers were $0.5 million lower in the first six months of 2020 compared to the same period in 2019.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended June 28, 2020, were $100.6 million, a decrease of $64.6 million or 39.1% from $165.2 million in the six months ended June 30, 2019. Net sales in 2020 were negatively impacted by $2.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $62.4 million or 37.8% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower base volume, primarily due to our manufacturing facilities being closed approximately one fourth of the period and subsequently operating at a reduced capacity once they reopened in May 2020 as a result of COVID-19, decreased net sales in the first six months of 2020 by $50.7 million or 30.7% compared to the same period in 2019. Net sales in the first six months of 2020 were reduced by $11.6 million or 7.0% due to the net impact of divestitures and an acquisition, including the divestitures of three non-core businesses in 2019, partially offset by incremental sales from the Top Doors acquisition. Net sales of components and other products to external customers were $0.7 million lower in the first six months of 2020 compared to the same period in 2019. Average unit price increased net sales in the first six months of 2020 by $0.6 million or 0.4% compared to the same period in 2019.

MASONITE INTERNATIONAL CORPORATION

Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended June 28, 2020, were $176.9 million, a decrease of $5.9 million or 3.2% from $182.8 million in the six months ended June 30, 2019. Net sales in 2020 were negatively impacted by $0.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $5.5 million or 3.0% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the first six months of 2020 by $15.3 million or 8.4% compared to the 2019 period primarily as a result of COVID-19. Net sales of components and other products to external customers decreased net sales by $1.8 million or 1.0% in the first six months of 2020 compared to the same period in 2019. Average unit price increased net sales in the first six months of 2020 by $11.6 million or 6.3% compared to the 2019 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 74.2% and 78.0% for the six months ended June 28, 2020, and June 30, 2019, respectively. Material cost of sales and direct labor costs as a percentage of net sales in the first six months of 2020 decreased by 3.5% and 0.4%, respectively. Partially offsetting these decreases, overhead as a percentage of net sales increased by 0.1% compared to the 2019 period. Depreciation and distribution costs in the first six months of 2020 were flat as a percentage of sales compared to the first six months of 2019. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and material cost savings projects that more than offset commodity inflation and an increase in tariffs. Direct labor as a percentage of net sales decreased due to prior year restructuring actions, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales was negatively impacted by decreased volumes, wage inflation and plant maintenance as compared to the 2019 period.
Selling, General and Administration Expenses
In the six months ended June 28, 2020, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.6% compared to 14.3% the six months ended June 30, 2019, an increase of 30 basis points.
SG&A expenses in the six months ended June 28, 2020, were $153.7 million, a decrease of $2.5 million from $156.2 million in the six months ended June 30, 2019. The overall decrease was driven by a $3.8 million reduction in travel expense and a $2.3 million decrease in advertising expense as a result of COVID-19 and a $2.3 million decrease in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation. Also contributing to the decrease were incremental SG&A savings from our 2019 divestitures (net of acquisition) of $1.0 million and favorable foreign exchange impacts of $0.4 million. These decreases were partially offset by a $4.7 million increase in professional fees including legal costs associated with a previously disclosed lawsuit and a $2.6 million increase in personnel costs, primarily due to resource investments to support growth and incentive compensation.
Restructuring Costs
Restructuring costs in the six months ended June 28, 2020, were $3.1 million, compared to $5.1 million in the six months ended June 30, 2019. Restructuring costs in the current year were related to the 2019 Plan. Restructuring costs in the prior year period related to the 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the six months ended June 30, 2019, were $13.8 million. There were no such charges in the six months ended June 28, 2020. Asset impairment charges in 2019 resulted from actions associated with the 2019 Plan.

MASONITE INTERNATIONAL CORPORATION

Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the six months ended June 28, 2020, was $2.1 million, compared to $4.6 million in the six months ended June 30, 2019. The current year loss arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees. The loss in the prior year was related to the sale of PDS for nominal consideration during the first six months of 2019. The total charge consisted of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the six months ended June 28, 2020, was $23.1 million, compared to $22.5 million in the six months ended June 30, 2019, remaining relatively flat as compared to the 2019 period.
Other Expense (Income), Net
Other expense (income), net, in the six months ended June 28, 2020, was $1.4 million compared to $1.6 million in the six months ended June 30, 2019, remaining relatively flat as compared to the 2019 period.
Income Tax Expense
Our income tax expense in the six months ended June 28, 2020, was $24.3 million, compared to $10.4 million of income tax expense in the six months ended June 30, 2019. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, as well as a decrease in discrete income tax benefits. We recognized discrete items resulting in income tax benefit of $0.1 million the six months ended June 28, 2020, compared to $0.5 million of income tax benefit recorded in the six months ended June 30, 2019.

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,827	$8,761	$22,082	$(20,261)	$173,409
Adjusted EBITDA as a percentage of segment net sales	21.3%	8.7%	12.5%		16.5%

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$117,022	$23,405	$20,392	$(15,607)	$145,212
Adjusted EBITDA as a percentage of segment net sales	16.0%	14.2%	11.2%		13.3%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$138,652	$(2,893)	$9,563	$(81,440)	$63,882
Plus:
Depreciation	18,093	4,824	5,599	4,345	32,861
Amortization	1,107	6,832	3,672	770	12,381
Share based compensation expense	—	—	—	7,210	7,210
Loss on disposal of property, plant and equipment	1,710	10	2,300	25	4,045
Restructuring costs	1,763	(37)	948	415	3,089
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	23,106	23,106
Other expense (income), net	—	25	—	(1,422)	(1,397)
Income tax expense	—	—	—	24,326	24,326
Net income attributable to non-controlling interest	1,502	—	—	313	1,815
Adjusted EBITDA	$162,827	$8,761	$22,082	$(20,261)	$173,409

	Six Months Ended June 30, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$77,090	$3,037	$9,265	$(61,361)	$28,031
Plus:
Depreciation	18,879	4,736	6,246	6,625	36,486
Amortization	886	7,621	4,247	2,172	14,926
Share based compensation expense	—	—	—	4,773	4,773
Loss on disposal of property, plant and equipment	1,451	2,617	146	21	4,235
Restructuring costs	3,193	963	486	459	5,101
Asset impairment	13,767	—	—	—	13,767
Loss on disposal of subsidiaries	—	4,605	—	—	4,605
Interest expense, net	—	—	—	22,484	22,484
Other expense (income), net	86	(174)	2	(1,500)	(1,586)
Income tax expense	—	—	—	10,351	10,351
Net income attributable to non-controlling interest	1,670	—	—	369	2,039
Adjusted EBITDA	$117,022	$23,405	$20,392	$(15,607)	$145,212
Adjusted EBITDA in our North American Residential segment increased $45.8 million, or 39.1%, to $162.8 million in the six months ended June 28, 2020, from $117.0 million in the six months ended June 30, 2019. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $32.6 million and $27.9 million in the first six months of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment decreased $14.6 million, or 62.6%, to $8.8 million in the six months ended June 28, 2020, from $23.4 million in the six months ended June 30, 2019. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.5 million in the first six months of 2020 and 2019. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment increased $1.7 million, or 8.3%, to $22.1 million in the six months ended June 28, 2020, from $20.4 million in the six months ended June 30, 2019. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $5.4 million and $5.3 million in the first six months of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
Due to the highly uncertain nature and duration of the COVID-10 pandemic and its impact on our customers, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition and liquidity. Accordingly, we have taken actions to reduce spending and manage cash flow, such as reducing our capital spend. We anticipate capital expenditures in fiscal year 2020 will be approximately $60 million to $70 million as compared to our original estimate of $70 million to $75 million as previously disclosed under "Key Factors Affecting Our Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2019. We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of June 28, 2020, we had $197.5 million of cash and cash equivalents, availability under our ABL Facility of $181.9 million and availability under our AR Sales Program of $17.4 million.
Cash Flows
Cash provided by operating activities was $103.2 million during the six months ended June 28, 2020, compared to $88.2 million in the six months ended June 30, 2019. This $15.0 million increase in cash provided by operating activities was due to a $25.0 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items, and a $19.7 million increase in other assets and liabilities, partially offset by changes in net working capital in the first six months of 2020 compared with the same period in 2019.
Cash used in investing activities was $29.9 million during the six months ended June 28, 2020, compared to $39.2 million in the six months ended June 30, 2019. This $9.4 million decrease in cash used in investing activities was driven by a $9.2 million decrease in cash additions to property, plant and equipment and a net decrease in other investing outflows of $0.2 million in the first six months of 2020 compared to the same period in 2019.
Cash used in financing activities was $40.3 million during the six months ended June 28, 2020, compared to $52.5 million during the six months ended June 30, 2019. This $12.2 million decrease in cash used in financing activities was driven by a $13.9 million decrease in cash used for repurchases of common shares, partially offset by a $1.3 million increase in tax withholdings on share based awards and a $0.4 million increase in distributions to non-controlling interests in the first six months of 2020 compared to the same period in 2019.

MASONITE INTERNATIONAL CORPORATION

Share Repurchases
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. During the six months ended June 28, 2020, we repurchased and retired 567,271 of our common shares in the open market at an aggregate cost of $34.8 million as part of the share repurchase programs, prior to temporarily suspending our repurchase program on March 18, 2020. During the six months ended June 30, 2019, we repurchased 953,888 of our common shares in the open market at an aggregate cost of $48.7 million. As of June 28, 2020, there was $109.3 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of June 28, 2020, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of a customer that has had a material adverse effect on our results of operations in the first half of 2020. However, in light of COVID-19, it is possible there could be an impact on our results of operations in a future period and this impact could be material.
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
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of June 28, 2020. The 2028 Notes bear interest at 5.375% per annum. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, we were in compliance with all covenants under the indenture governing the 2028 Notes.
5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"), all of which were outstanding as of March 29, 2020. The 2026 Notes bear interest at 5.750% per annum. The 2026 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, we were in compliance with all covenants under the indenture governing the 2026 Notes.

MASONITE INTERNATIONAL CORPORATION

ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $181.9 million under our ABL Facility and there were no amounts outstanding as of June 28, 2020.
Supplemental Guarantor Financial Information
Our obligations under the 2028 Notes and 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $442.1 million and $934.0 million for the three and six months ended June 28, 2020, respectively, and $499.5 million and $972.4 million for the three and six months ended June 30, 2019, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $76.3 million and $144.7 million for the three and six months ended June 28, 2020, respectively, and $67.7 million and $124.8 million for the three and six months ended June 30, 2019, respectively. Our non-guarantor subsidiaries had total assets of $2.0 billion as of June 28, 2020, and December 29, 2019, and total liabilities of $861.0 million and $834.5 million as of June 28, 2020, and December 29, 2019, respectively.
Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 29, 2019. We believe there have been no material changes to the information provided therein.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 29, 2019, as supplemented by Part II. Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020..
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended June 28, 2020, we did not repurchase any of our common shares in the open market.
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. During the first quarter of 2020, we implemented several actions to reduce our spending and more closely manage cash during this uncertain period relating to the COVID-19 pandemic, including temporarily suspending our share repurchase programs. As of June 28, 2020, $109.3 million was available for repurchase in accordance with the share repurchase programs.
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2020, and June 30, 2019; (ii) the Registrant's Condensed Consolidated Balance Sheets as of June 28, 2020, and December 29, 2019; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 28, 2020, and June 30, 2019; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2020, and June 30, 2019; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 4, 2020	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)