Form 10-Q
period 2020-09-27
MASONITE INTERNATIONAL CORP
filed 2020-11-03
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
or
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
The registrant had outstanding 24,502,967 shares of Common Stock, no par value, as of October 30, 2020.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 27, 2020

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
•scale and scope of the current coronavirus ("COVID-19") pandemic and its impact on our operations, customer demand and supply chain;
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
ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$587,652	$552,192	$1,638,538	$1,645,446
Cost of goods sold	427,331	426,588	1,207,582	1,278,808
Gross profit	160,321	125,604	430,956	366,638
Selling, general and administration expenses	118,354	77,573	272,077	233,815
Restructuring costs	1,895	1,994	4,984	7,095
Asset impairment	51,515	—	51,515	13,767
Loss on disposal of subsidiaries	—	—	2,091	4,605
Operating income (loss)	(11,443)	46,037	100,289	107,356
Interest expense, net	11,805	11,909	34,911	34,393
Loss on extinguishment of debt	—	14,523	—	14,523
Other expense (income), net	(1,953)	(824)	(3,350)	(2,410)
Income (loss) before income tax expense	(21,295)	20,429	68,728	60,850
Income tax expense (benefit)	(804)	4,334	23,522	14,685
Net income (loss)	(20,491)	16,095	45,206	46,165
Less: net income attributable to non-controlling interests	1,275	1,126	3,090	3,165
Net income (loss) attributable to Masonite	$(21,766)	$14,969	$42,116	$43,000

Basic earnings (loss) per common share attributable to Masonite	$(0.89)	$0.60	$1.71	$1.71
Diluted earnings (loss) per common share attributable to Masonite	$(0.89)	$0.59	$1.69	$1.68

Comprehensive income (loss):
Net income (loss)	$(20,491)	$16,095	$45,206	$46,165
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14,137	(12,733)	(9,818)	(3,920)
Amortization of actuarial net losses	173	404	518	1,211
Income tax (expense) benefit related to other comprehensive income (loss)	(25)	(114)	(142)	(299)
Other comprehensive income (loss), net of tax:	14,285	(12,443)	(9,442)	(3,008)
Comprehensive income (loss)	(6,206)	3,652	35,764	43,157
Less: comprehensive income (loss) attributable to non-controlling interests	1,481	1,004	2,947	3,391
Comprehensive income (loss) attributable to Masonite	$(7,687)	$2,648	$32,817	$39,766

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	September 27, 2020	December 29, 2019
Current assets:
Cash and cash equivalents	$300,797	$166,964
Restricted cash	10,560	10,644
Accounts receivable, net	321,504	276,208
Inventories, net	243,150	242,230
Prepaid expenses	29,965	33,190
Income taxes receivable	2,360	4,819
Total current assets	908,336	734,055
Property, plant and equipment, net	609,490	625,585
Operating lease right-of-use assets	127,506	121,367
Investment in equity investees	13,797	16,100
Goodwill	131,827	184,192
Intangible assets, net	167,631	184,532
Deferred income taxes	19,455	25,945
Other assets	49,034	44,808
Total assets	$2,027,076	$1,936,584

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,231	$84,912
Accrued expenses	235,006	180,405
Income taxes payable	11,795	2,350
Total current liabilities	342,032	267,667
Long-term debt	791,882	790,984
Long-term operating lease liabilities	118,354	110,497
Deferred income taxes	74,389	83,465
Other liabilities	54,917	47,109
Total liabilities	1,381,574	1,299,722
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 24,502,967 and 24,869,921 shares issued and outstanding as of September 27, 2020, and December 29, 2019, respectively	554,673	558,514
Additional paid-in capital	219,307	216,584
Accumulated earnings (deficit)	28	(20,047)
Accumulated other comprehensive loss	(139,468)	(130,169)
Total equity attributable to Masonite	634,540	624,882
Equity attributable to non-controlling interests	10,962	11,980
Total equity	645,502	636,862
Total liabilities and equity	$2,027,076	$1,936,584

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Total equity, beginning of period	$646,245	$614,571	$636,862	$622,305
Share capital:
Beginning of period	553,766	561,543	558,514	575,207
Common shares issued for delivery of share based awards	310	329	7,583	7,412
Common shares issued under employee stock purchase plan	597	528	1,305	1,045
Common shares repurchased and retired	—	(4,374)	(12,729)	(25,638)
End of period	554,673	558,026	554,673	558,026
Additional paid-in capital:
Beginning of period	213,814	215,418	216,584	218,988
Share based compensation expense	6,299	3,695	13,509	8,468
Common shares issued for delivery of share based awards	(310)	(329)	(7,583)	(7,412)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(356)	(326)	(2,752)	(1,454)
Common shares issued under employee stock purchase plan	(140)	(47)	(451)	(179)
End of period	219,307	218,411	219,307	218,411
Accumulated earnings (deficit):
Beginning of period	21,794	(30,225)	(20,047)	(30,836)
Net income (loss) attributable to Masonite	(21,766)	14,969	42,116	43,000
Common shares repurchased and retired	—	(5,325)	(22,041)	(32,745)
End of period	28	(20,581)	28	(20,581)
Accumulated other comprehensive loss:
Beginning of period	(153,547)	(143,832)	(130,169)	(152,919)
Other comprehensive income (loss) attributable to Masonite, net of tax	14,079	(12,321)	(9,299)	(3,234)
End of period	(139,468)	(156,153)	(139,468)	(156,153)
Equity attributable to non-controlling interests:
Beginning of period	10,418	11,667	11,980	11,865
Net income attributable to non-controlling interests	1,275	1,126	3,090	3,165
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	206	(122)	(143)	226
Dividends to non-controlling interests	(937)	(750)	(3,965)	(3,335)
End of period	10,962	11,921	10,962	11,921
Total equity, end of period	$645,502	$611,624	$645,502	$611,624

Common shares outstanding:
Beginning of period	24,487,121	25,019,940	24,869,921	25,835,664
Common shares issued for delivery of share based awards	8,767	13,347	183,812	142,475
Common shares issued under employee stock purchase plan	7,079	9,904	16,505	18,940
Common shares repurchased and retired	—	(194,927)	(567,271)	(1,148,815)
End of period	24,502,967	24,848,264	24,502,967	24,848,264

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	September 27, 2020	September 29, 2019
Net income	$45,206	$46,165
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	2,091	4,605
Loss on extinguishment of debt	—	14,523
Depreciation	50,742	52,845
Amortization	17,900	21,980
Share based compensation expense	13,509	8,468
Deferred income taxes	(2,806)	4,914
Unrealized foreign exchange loss (gain)	(83)	539
Share of income from equity investees, net of tax	(1,972)	(2,479)
Dividend from equity investee	4,275	—
Pension and post-retirement funding, net of expense	(3,447)	(5,789)
Non-cash accruals and interest	1,268	(309)
Loss on sale of property, plant and equipment	3,629	4,940
Asset impairment	51,515	13,767
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(51,071)	(28,921)
Inventories	(3,950)	(6,038)
Prepaid expenses	2,823	677
Accounts payable and accrued expenses	69,865	12,105
Other assets and liabilities	19,762	(3,623)
Net cash flow provided by operating activities	219,256	138,369
Cash flows from investing activities:
Additions to property, plant and equipment	(45,899)	(55,573)
Acquisition of businesses, net of cash acquired	(1,912)	(1,858)
Proceeds from sale of subsidiaries, net of cash disposed	—	(230)
Proceeds from sale of property, plant and equipment	5,086	91
Other investing activities	(1,762)	(1,485)
Net cash flow used in investing activities	(44,487)	(59,055)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500,000
Repayments of long-term debt	(57)	(500,115)
Payment of debt extinguishment costs	—	(14,065)
Payment of debt issuance costs	—	(6,701)
Tax withholding on share based awards	(2,752)	(1,454)
Distributions to non-controlling interests	(3,965)	(3,335)
Repurchases of common shares	(34,770)	(58,383)
Net cash flow used in financing activities	(41,544)	(84,053)
Net foreign currency translation adjustment on cash	524	(802)
Increase (decrease) in cash, cash equivalents and restricted cash	133,749	(5,541)
Cash, cash equivalents and restricted cash, beginning of period	177,608	126,141
Cash, cash equivalents and restricted cash, at end of period	$311,357	$120,600

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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 62 manufacturing and distribution facilities in eight countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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
2. Acquisitions and Divestitures
Acquisitions
On August 31, 2020, we acquired intellectual property and other assets related to an interior door technology for cash consideration of $1.9 million. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for the acquisition are not presented as they were not material for any period presented.
On August 29, 2019, we completed the acquisition of TOPDOORS, s.r.o. ("Top Doors") based in the Czech Republic for cash consideration of $1.8 million, net of cash acquired. Top Doors is a specialist manufacturer of door frames. The $1.1 million excess purchase price over the fair value of net assets acquired was allocated to goodwill in our Europe segment. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for Top Doors are not presented as they were not material for any period presented.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

consists of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 55.9% and 44.9% of total accounts receivable as of September 27, 2020, and December 29, 2019, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of September 27, 2020, and December 29, 2019. The allowance for doubtful accounts balance was $2.4 million and $1.8 million as of September 27, 2020, and December 29, 2019, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	September 27, 2020	December 29, 2019
Raw materials	$175,610	$179,155
Finished goods	74,490	70,211
Provision for obsolete or aged inventory	(6,950)	(7,136)
Inventories, net	$243,150	$242,230

5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	September 27, 2020	December 29, 2019
Accrued payroll	$68,177	$60,876
Accrued rebates	49,712	33,556
Current portion of operating lease liabilities	22,296	20,980
Accrued interest	5,391	16,913
Accrued legal settlement	37,750	—
Other accruals	51,680	48,080
Total accrued expenses	$235,006	$180,405

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	September 27, 2020	December 29, 2019
5.375% senior unsecured notes due 2028	$500,000	$500,000
5.750% senior unsecured notes due 2026	300,000	300,000
Debt issuance costs	(9,018)	(9,985)
Other long-term debt	900	969
Total long-term debt	$791,882	$790,984
Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.4 million and $34.1 million for the three and nine months ended September 27, 2020, respectively, and $12.0 million and $34.8 million for the three and nine months ended September 29, 2019, respectively.
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
    Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, we were in compliance with all covenants under the indenture governing the 2028 Notes.

5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes bear interest at 5.750% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 Notes were issued at par.
Information concerning obligations under the 2026 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $205.6 million under our ABL Facility and there were no amounts outstanding as of September 27, 2020.

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
Class Action Proceedings - United States
With respect to the putative antitrust class action cases pending in the Eastern District of Virginia, on August 31, 2020, the Company, and its co-defendant JELD-WEN, Inc., entered into a settlement agreement with the named plaintiffs representing a class of direct purchasers of interior molded and pre-hung doors included in In re: Interior Molded Doors Direct Purchaser Antitrust Litigation, a consolidated antitrust class action pending in the United States District Court for the Eastern District of Virginia (the “Court”). As part of the direct purchaser settlement, each defendant has agreed to make a payment of $28.0 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the date of preliminary Court approval. Also, on September 4, 2020, the Company and its co-defendant, JELD-WEN, Inc., entered into a settlement agreement with the named plaintiffs representing a class of indirect purchasers of interior molded and pre-hung doors included in In re: Interior Molded Doors Indirect Purchaser Antitrust Litigation. As part of the indirect purchaser settlement, each defendant has agreed to make a payment of $9.75 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the date of execution of the settlement agreement. Both settlements received preliminary Court approval on October 8, 2020, and are subject to final Court approval and other conditions set forth in the respective settlement agreements. In the settlement agreements the Company denied any wrongdoing. During the three months ended September 27, 2020, we recorded a legal reserve of $37.75 million in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss).
Class Action Proceedings - Canada
In addition, on May 19, 2020, an intended class proceeding was commenced in the Province of Québec, Canada naming as defendants Masonite Corporation, Corporation Internationale Masonite, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. This proceeding is at a very early stage and has not been certified. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
Also, on October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. This proceeding is at a very early stage and has not been certified. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition or results of operations.
General
In addition to the above, from time to time, we are involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Share Based Compensation Plans
Share based compensation expense was $6.3 million and $13.5 million for the three and nine months ended September 27, 2020, respectively, and $3.7 million and $8.5 million for the three and nine months ended September 29, 2019, respectively. As of September 27, 2020, the total remaining unrecognized compensation expense related to share based compensation amounted to $18.7 million, which will be amortized over the weighted average remaining requisite service period of 1.6 years.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended December 29, 2019. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or canceled. As of September 27, 2020, there were 728,990 shares of common stock available for future issuance under the 2012 Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, the liability and asset relating to deferred compensation had a fair value of $6.4 million and $6.2 million, respectively. As of September 27, 2020, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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
The total fair value of SARs vested was $1.0 million during the nine months ended September 27, 2020.

Nine Months Ended September 27, 2020	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	404,447	$7,615	$53.62	4.7
Granted	32,435		83.39
Exercised	(143,624)	4,454	43.24
Forfeited	(15,538)		62.78
Outstanding, end of period	277,720	$8,346	$61.96	6.6

Exercisable, end of period	161,052	$5,240	$59.48	5.2

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

	Nine Months Ended
	September 27, 2020
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	523,207	$59.58
Granted	211,000	79.00
Performance adjustment (1)	(59,936)	67.50
Delivered	(110,561)
Withheld to cover (2)	(15,620)
Forfeited	(53,544)
Outstanding, end of period	494,546	$67.42
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
Approximately two-thirds of the RSUs granted during the nine months ended September 27, 2020, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The expense for RSUs granted during the nine months ended September 27,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2020, is being recognized over the weighted average requisite service period of 2.2 years. 126,181 RSUs vested during the nine months ended September 27, 2020, at a fair value of $7.6 million.
9. Restructuring Costs
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 10. As of September 27, 2020, we expect to incur approximately $3 million to $4 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan include severance, retention and closure charges and continued throughout 2019. As of September 27, 2020, we do not expect to incur any material future charges related to the 2018 Plan.
The following tables summarize the restructuring charges recorded for the periods indicated:

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,825	$—	$82	$67	$1,974
2018 Plan	(79)	—	—	—	(79)
Total Restructuring Costs	$1,746	$—	$82	$67	$1,895

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,351	$—	$32	$(56)	$1,327
2018 Plan	410	257	—	—	667
Total Restructuring Costs	$1,761	$257	$32	$(56)	$1,994

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$3,122	$(37)	$1,030	$482	$4,597
2018 Plan	387	—	—	—	387
Total Restructuring Costs	$3,509	$(37)	$1,030	$482	$4,984

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$3,755	$336	$518	$403	$5,012
2018 Plan	1,199	884	—	—	2,083
Total Restructuring Costs	$4,954	$1,220	$518	$403	$7,095

	Cumulative Amount Incurred Through September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$8,581	$359	$1,536	$1,501	$11,977
2018 Plan	2,132	2,275	—	—	4,407
Total Restructuring Costs	$10,713	$2,634	$1,536	$1,501	$16,384

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	September 27, 2020
2019 Plan	$1,535	$1,073	$3,524	$(5,475)	$657
2018 Plan	—	151	236	(387)	—
Total	$1,535	$1,224	$3,760	$(5,862)	$657

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	September 29, 2019
2019 Plan	$—	$3,393	$1,619	$(4,185)	$827
2018 Plan	596	1,798	285	(2,653)	26
Other	58	—	—	(58)	—
Total	$654	$5,191	$1,904	$(6,896)	$853

10. Asset Impairment
During the three months ended September 27, 2020, we determined the continued decreased demand in the Architectural door market due to the impact of COVID-19 in the current year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural reporting unit. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $51.5 million. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $111.0 million to $59.5 million.
During the nine months ended September 29, 2019, we recognized asset impairment charges of $13.8 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset groups was determined to be $9.4 million, compared to a book value of $23.2 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of comprehensive income (loss).
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.7% primarily due to nondeductible goodwill impairment charges related to prior stock acquisitions within the Architectural reporting unit, mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate and changes in our valuation allowances. In addition, we recognized $0.1 million and $0.9 million of income tax benefit due to the exercise and delivery of share-based awards during the three and nine months ended September 27, 2020, respectively, compared to $0.1 million of income tax benefit due to the exercise and delivery of share-based awards during the three and nine months ended September 29, 2019.
For the nine months ended September 27, 2020, we have calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss) attributable to Masonite	$(21,766)	$14,969	$42,116	$43,000

Shares used in computing basic earnings per share	24,495,760	24,944,126	24,607,926	25,215,034
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	—	299,554	332,339	306,663
Shares used in computing diluted earnings per share	24,495,760	25,243,680	24,940,265	25,521,697

Basic earnings (loss) per common share attributable to Masonite	$(0.89)	$0.60	$1.71	$1.71
Diluted earnings (loss) per common share attributable to Masonite	$(0.89)	$0.59	$1.69	$1.68

Anti-dilutive instruments excluded from diluted earnings per common share	417,309	283,966	137,822	295,879
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
•    other items;
•    loss (income) from discontinued operations, net of tax; and
•    net income (loss) attributable to non-controlling interest.
The definition of Adjusted EBITDA was updated in the third quarter of 2020 to exclude other items as these charges are not part of our underlying business performance. This change had no impact to Adjusted EBITDA for the three and nine months ended September 29, 2019. This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to segments is as follows for the periods indicated:

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$421,186	$75,192	$92,021	$6,100	$594,499
Intersegment sales	(654)	(910)	(5,283)	—	(6,847)
Net sales to external customers	$420,532	$74,282	$86,738	$6,100	$587,652

Adjusted EBITDA	$97,492	$15,021	$11,126	$(14,639)	$109,000

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$374,612	$76,308	$100,707	$5,814	$557,441
Intersegment sales	(701)	(343)	(4,205)	—	(5,249)
Net sales to external customers	$373,911	$75,965	$96,502	$5,814	$552,192

Adjusted EBITDA	$61,549	$10,645	$13,920	$(10,270)	$75,844

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,187,239	$176,778	$275,972	$14,493	$1,654,482
Intersegment sales	(1,685)	(1,882)	(12,377)	—	(15,944)
Net sales to external customers	$1,185,554	$174,896	$263,595	$14,493	$1,638,538

Adjusted EBITDA	$260,319	$23,782	$33,208	$(34,900)	$282,409

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,109,919	$242,408	$290,206	$17,741	$1,660,274
Intersegment sales	(2,673)	(1,223)	(10,932)	—	(14,828)
Net sales to external customers	$1,107,246	$241,185	$279,274	$17,741	$1,645,446

Adjusted EBITDA	$178,571	$34,050	$34,312	$(25,877)	$221,056

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss) attributable to Masonite	$(21,766)	$14,969	$42,116	$43,000
Plus:
Depreciation	17,881	16,359	50,742	52,845
Amortization	5,519	7,054	17,900	21,980
Share based compensation expense	6,299	3,695	13,509	8,468
Loss (gain) on disposal of property, plant and equipment	(416)	705	3,629	4,940
Restructuring costs	1,895	1,994	4,984	7,095
Asset impairment	51,515	—	51,515	13,767
Loss on disposal of subsidiaries	—	—	2,091	4,605
Interest expense, net	11,805	11,909	34,911	34,393
Loss on extinguishment of debt	—	14,523	—	14,523
Other expense (income), net	(1,953)	(824)	(3,350)	(2,410)
Income tax expense	(804)	4,334	23,522	14,685
Other items (1)	37,750	—	37,750	—
Net income attributable to non-controlling interest	1,275	1,126	3,090	3,165
Adjusted EBITDA	$109,000	$75,844	$282,409	$221,056
__________
(1) Other items not part of our underlying business performance include $37,750 in legal reserves related to the previously disclosed settlement of U.S. class action litigation in the three and nine months ended September 27, 2020, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss). Refer to Note 7. Commitments and Contingencies for additional information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Accumulated foreign currency translation losses, beginning of period	$(136,969)	$(121,440)	$(113,336)	$(129,930)
Foreign currency translation gain (loss)	14,137	(12,733)	(12,072)	(4,921)
Income tax benefit (expense) on foreign currency translation gain	19	(10)	(8)	15
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	2,254	1,001
Less: foreign currency translation gain (loss) attributable to non-controlling interest	206	(122)	(143)	226
Accumulated foreign currency translation losses, end of period	(123,019)	(134,061)	(123,019)	(134,061)

Accumulated pension and other post-retirement adjustments, beginning of period	(16,578)	(22,392)	(16,833)	(22,989)
Amortization of actuarial net losses	173	404	518	1,211
Income tax expense on amortization of actuarial net losses	(44)	(104)	(134)	(314)
Accumulated pension and other post-retirement adjustments	(16,449)	(22,092)	(16,449)	(22,092)

Accumulated other comprehensive loss	$(139,468)	$(156,153)	$(139,468)	$(156,153)

Other comprehensive income (loss), net of tax	$14,285	$(12,443)	$(9,442)	$(3,008)
Less: other comprehensive income (loss) attributable to non-controlling interest	206	(122)	(143)	226
Other comprehensive income (loss) attributable to Masonite	$14,079	$(12,321)	$(9,299)	$(3,234)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of comprehensive income (loss). Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended September 27, 2020, were $14.1 million, primarily driven by the strengthening of the Pound Sterling, the Canadian Dollar and the Euro in comparison to the U.S. Dollar during the period. During the nine months ended September 27, 2020, foreign currency translation losses were $12.1 million, primarily driven by the weakening of the Pound Sterling, the Canadian Dollar and the Mexican Peso, partially offset by strengthening of the Euro in comparison to the U.S. Dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019
Transactions involving cash:
Interest paid	$45,147	$44,230
Interest received	956	2,058
Income taxes paid	14,756	10,731
Income tax refunds	791	69
Cash paid for operating lease liabilities	20,986	19,636
Cash paid for finance lease liabilities	957	—
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	27,884	49,932
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	September 27, 2020	December 29, 2019
Cash and cash equivalents	$300,797	$166,964
Restricted cash	10,560	10,644
Total cash, cash equivalents and restricted cash	$311,357	$177,608
Property, plant and equipment additions in accounts payable were $3.5 million and $6.3 million as of September 27, 2020, and December 29, 2019, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	September 27, 2020		December 29, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% senior unsecured notes due 2028	$531,353	$494,207	$529,105	$493,648
5.750% senior unsecured notes due 2026	$313,320	$296,775	$318,846	$296,367
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended September 27, 2020, and September 29, 2019. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 62 manufacturing and distribution facilities in eight countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers and homebuilders; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended September 27, 2020, we generated net sales of $1,185.6 million or 72.4%, $174.9 million or 10.7% and $263.6 million or 16.1% in our North American Residential, Europe and Architectural segments, respectively.

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
During 2020, a number of countries, provinces, states and municipalities issued orders temporarily requiring persons who were not engaged in essential activities and businesses to remain at home. Additionally, some jurisdictions without stay-at-home orders required non-essential businesses to close. As a result, some of our facilities were temporarily shut down due to the impact of these government orders. For example, our United Kingdom facilities closed on March 27, 2020, and did not reopen until May 2020. Additionally, local or regional hotspots of the pandemic resulted in other locations being temporarily idled due to the impacts of COVID-19. We estimate that nearly one-half of our base volume decline in the second quarter of 2020 was due to the closure of our manufacturing facilities as a result of COVID-19 in the United Kingdom and Ireland.
During the third quarter, production levels began to stabilize at many of our manufacturing facilities, but local or regional hotspots of the pandemic continued to result in pockets of absenteeism resulting in reduced production and one location being temporarily idled. While the direct financial impact of COVID-19 was much lower than what we experienced in the second quarter, the pandemic had and continues to have varying impacts on our reportable segments. For example, the impact of COVID-19 on demand in the Architectural door market in the current year and expected impacts to future periods contributed to an impairment of that reporting unit’s goodwill. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These impacts include, but are not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our employees, operations, customers, suppliers and supply chain, the remedial actions and stimulus measures adopted by federal, state and local governments and the extent to which normal economic and operating conditions can resume.
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

MASONITE INTERNATIONAL CORPORATION

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
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. Additionally, the plan was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 9. As of September 27, 2020, we expect to incur approximately $3 million to $4 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 million to $21 million.
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

MASONITE INTERNATIONAL CORPORATION

Inflation
An increase in inflation could have a significant impact on the cost of our raw material inputs. Wage inflation, increased prices for raw materials or finished goods used in our products, tariffs and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incurred costs on to our customers. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, is expected to impact our business and results of operations.
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
Acquisitions
•On August 31, 2020, we acquired intellectual property and other assets related to an interior door technology for cash consideration of $1.9 million.
•On August 29, 2019, we completed the acquisition of TOPDOORS, s.r.o. ("Top Doors") based in the Czech Republic for cash consideration of $1.8 million, net of cash acquired, following a post-closing adjustment. Top Doors is a specialist manufacturer of door frames.
Divestitures
•During the second quarter of 2020, we completed the liquidation of our legal entity in India. As a result, we recognized $2.1 million in loss on disposal of subsidiaries.
•On December 13, 2019, we completed the sale of all the capital stock of Window Widgets Limited ("WW"), a leading United Kingdom provider of high quality window systems, for consideration of $1.2 million, net of cash disposed.
•On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS"), a leading supplier of custom doors and millwork in the United Kingdom, for nominal consideration. The divestiture of this business resulted in a loss on deconsolidation of $4.6 million, which was recognized during the first quarter of 2019 in the Europe segment.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$587,652	$552,192	$1,638,538	$1,645,446
Cost of goods sold	427,331	426,588	1,207,582	1,278,808
Gross profit	160,321	125,604	430,956	366,638
Gross profit as a % of net sales	27.3%	22.7%	26.3%	22.3%
Selling, general and administration expenses	118,354	77,573	272,077	233,815
Selling, general and administration expenses as a % of net sales	20.1%	14.0%	16.6%	14.2%
Restructuring costs	1,895	1,994	4,984	7,095
Asset impairment	51,515	—	51,515	13,767
Loss on disposal of subsidiaries	—	—	2,091	4,605
Operating income (loss)	(11,443)	46,037	100,289	107,356
Interest expense, net	11,805	11,909	34,911	34,393
Loss on extinguishment of debt	—	14,523	—	14,523
Other expense (income), net	(1,953)	(824)	(3,350)	(2,410)
Income (loss) before income tax expense	(21,295)	20,429	68,728	60,850
Income tax expense (benefit)	(804)	4,334	23,522	14,685
Net income (loss)	(20,491)	16,095	45,206	46,165
Less: net income attributable to non-controlling interests	1,275	1,126	3,090	3,165
Net income (loss) attributable to Masonite	$(21,766)	$14,969	$42,116	$43,000

Three Months Ended September 27, 2020, Compared with Three Months Ended September 29, 2019
Net Sales
Net sales in the three months ended September 27, 2020, were $587.7 million, an increase of $35.5 million or 6.4% from $552.2 million in the three months ended September 29, 2019. Net sales in the third quarter of 2020 were positively impacted by $1.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $34.5 million or 6.2% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Average unit price increased net sales in the third quarter of 2020 by $51.2 million or 9.3% compared to the 2019 period. Net sales of components and other products to external customers increased $2.3 million or 0.4% in the third quarter of 2020 compared to the 2019 period. Lower volumes excluding the incremental impact of acquisitions and divestitures ("base volume") decreased net sales by $14.6 million or 2.6% in the third quarter of 2020 compared to the 2019 period. Our 2019 divestiture, net of acquisition, decreased net sales by $4.4 million or 0.8% in the third quarter of 2020.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$421,186	$75,192	$92,021	$6,100	$594,499
Intersegment sales	(654)	(910)	(5,283)	—	(6,847)
Net sales to external customers	$420,532	$74,282	$86,738	$6,100	$587,652
Percentage of consolidated external net sales	71.6%	12.6%	14.8%

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$374,612	$76,308	$100,707	$5,814	$557,441
Intersegment sales	(701)	(343)	(4,205)	—	(5,249)
Net sales to external customers	$373,911	$75,965	$96,502	$5,814	$552,192
Percentage of consolidated external net sales	67.7%	13.8%	17.5%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended September 27, 2020, were $420.5 million, an increase of $46.6 million or 12.5% from $373.9 million in the three months ended September 29, 2019. Net sales in the third quarter of 2020 were negatively impacted by $2.2 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $48.8 million or 13.1% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the third quarter of 2020 by $46.7 million or 12.5% compared to the 2019 period primarily as a result of our previously communicated price increases that became effective on February 3, 2020. Higher base volume increased net sales in the third quarter of 2020 by $0.8 million or 0.2% compared to the 2019 period. Net sales of components and other products to external customers were $1.3 million higher in the third quarter of 2020 compared to the 2019 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended September 27, 2020, were $74.3 million, a decrease of $1.7 million or 2.2% from $76.0 million in the three months ended September 29, 2019. Net sales in the third quarter of 2020 were positively impacted by $3.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $5.0 million or 6.6% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Net sales in the third quarter of 2020 were reduced by $4.4 million or 5.8% due to the net impact of the divestiture of a non-core business in 2019, partially offset by incremental sales from the Top Doors acquisition. Lower base volume decreased net sales by $1.9 million or 2.5% in the third quarter of 2020 compared to the 2019 period. Net sales of components and other products to external customers were $0.9 million higher in the third quarter of 2020 compared to the 2019 period. Average unit price increased net sales in the third quarter of 2020 by $0.4 million or 0.5% compared to the 2019 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended September 27, 2020, were $86.7 million, a decrease of $9.8 million or 10.2% from $96.5 million in the three months ended September 29, 2019. Net sales in the third quarter of 2020 were negatively impacted by $0.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $9.7 million or 10.1% due to changes in volume, average unit price and sales of components and other products. Lower base volume

MASONITE INTERNATIONAL CORPORATION

decreased net sales in the third quarter of 2020 by $13.7 million or 14.2% compared to the 2019 period primarily as a result of COVID-19. Net sales of components and other products to external customers were $0.1 million lower in the third quarter of 2020 compared to the 2019 period. Average unit price increased net sales in the third quarter of 2020 by $4.1 million or 4.2% compared to the 2019 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 72.7% and 77.3% for the three months ended September 27, 2020, and September 29, 2019, respectively. Material cost of sales, direct labor costs, overhead and distribution costs as a percentage of net sales decreased by 3.2%, 1.1%, 0.2% and 0.1% respectively, compared to the 2019 period. Depreciation as a percentage of sales in the third quarter of 2020 was flat as a percentage of sales compared to the third quarter of 2019. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and material cost savings projects that more than offset investments in quality and commodity inflation. Direct labor as a percentage of net sales decreased due to prior year restructuring actions, partially offset by manufacturing wage inflation. The decrease in overhead as a percentage of net sales was driven by higher average unit prices, partially offset by wage inflation and increased plant maintenance.
Selling, General and Administration Expenses
In the three months ended September 27, 2020, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 20.1%, as compared to 14.0% in the three months ended September 29, 2019, an increase of 610 basis points.
SG&A expenses in the three months ended September 27, 2020, were $118.4 million, an increase of $40.8 million from $77.6 million in the three months ended September 29, 2019. The overall increase was driven by a $37.8 million legal reserve related to the previously disclosed settlement of U.S. class action litigation, a $6.4 million increase in personnel costs primarily due to incentive compensation and resource investments to support growth, unfavorable foreign exchange impacts of $0.5 million and a net $0.7 million increase in non-cash items in SG&A expenses, including share based compensation, loss (gain) on disposal of property, plant and equipment, deferred compensation and depreciation and amortization. These increases were partially offset by a $2.4 million decrease in travel expense and a $0.5 million decrease in advertising expense as a result of COVID-19, as well as a $1.3 million decrease in professional and other fees and incremental SG&A savings from our 2019 divestitures (net of acquisition) of $0.4 million.
Restructuring Costs
Restructuring costs in the three months ended September 27, 2020, and September 29, 2019, were $1.9 million and $2.0 million, respectively. Restructuring costs in the current year related primarily to the 2019 Plan. Restructuring costs in the prior year period related to the 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the three months ended September 27, 2020, were $51.5 million, and represent a goodwill impairment charge recorded in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information. There were no asset impairment charges in the three months ended September 29, 2019.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the three months ended September 27, 2020, and September 29, 2019.
Interest Expense, Net
Interest expense, net, in the three months ended September 27, 2020, was $11.8 million, compared to $11.9 million in the three months ended September 29, 2019, remaining relatively flat as compared to the 2019 period.

MASONITE INTERNATIONAL CORPORATION

Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in the three months ended September 27, 2020. Loss on extinguishment of debt was $14.5 million in the three months ended September 29, 2019. Loss on extinguishment of debt in the prior year was related to the redemption of our senior unsecured notes due 2023.
Other Expense (Income), Net
Other expense (income), net, in the three months ended September 27, 2020, was $2.0 million of income, compared to $0.8 million of income in the three months ended September 29, 2019. The change in other expense (income), net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust and a decrease in pension expense.
Income Tax Expense
Income tax benefit in the three months ended September 27, 2020, was $0.8 million, compared to $4.3 million of income tax expense in the three months ended September 29, 2019. The decrease in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized discrete items resulting in$1.2 million of income tax expense in the three months ended September 27, 2020, compared to $0.8 million of income tax benefit recorded in the three months ended September 29, 2019. The discrete income tax expense for the period is primarily attributable to a change in tax rate applied to certain deferred tax assets and liabilities.
Segment Information

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$97,492	$15,021	$11,126	$(14,639)	$109,000
Adjusted EBITDA as a percentage of segment net sales	23.2%	20.2%	12.8%		18.5%

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$61,549	$10,645	$13,920	$(10,270)	$75,844
Adjusted EBITDA as a percentage of segment net sales	16.5%	14.0%	14.4%		13.7%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$85,889	$9,655	$(45,074)	$(72,236)	$(21,766)
Plus:
Depreciation	8,868	2,437	3,088	3,488	17,881
Amortization	508	3,354	1,268	389	5,519
Share based compensation expense	—	—	—	6,299	6,299
Loss (gain) on disposal of property, plant and equipment	(391)	(317)	247	45	(416)
Restructuring costs	1,746	—	82	67	1,895
Asset impairment	—	—	51,515	—	51,515
Interest expense, net	—	—	—	11,805	11,805
Other expense (income), net	—	(108)	—	(1,845)	(1,953)
Income tax expense	—	—	—	(804)	(804)
Other items (1)	—	—	—	37,750	37,750
Net income attributable to non-controlling interest	872	—	—	403	1,275
Adjusted EBITDA	$97,492	$15,021	$11,126	$(14,639)	$109,000
____________
(1) Other items not part of our underlying business performance include $37,750 in legal reserves related to the previously disclosed settlement of U.S. class action litigation in the three months ended September 27, 2020, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss). Refer to Note 7. Commitments and Contingencies, in Item 1 of this Quarterly Report for additional information.

	Three Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$49,525	$3,794	$9,263	$(47,613)	$14,969
Plus:
Depreciation	8,582	2,916	2,566	2,295	16,359
Amortization	377	3,494	2,059	1,124	7,054
Share based compensation expense	—	—	—	3,695	3,695
Loss on disposal of property, plant and equipment	646	57	—	2	705
Restructuring costs	1,761	257	32	(56)	1,994
Interest expense, net	—	—	—	11,909	11,909
Loss on extinguishment of debt	—	—	—	14,523	14,523
Other expense (income), net	(86)	127	—	(865)	(824)
Income tax expense	—	—	—	4,334	4,334
Net income attributable to non-controlling interest	744	—	—	382	1,126
Adjusted EBITDA	$61,549	$10,645	$13,920	$(10,270)	$75,844

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $35.9 million, or 58.4%, to $97.5 million in the three months ended September 27, 2020, from $61.5 million in the three months ended September 29, 2019. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $16.3 million and $14.0 million, in the third quarter of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment increased $4.4 million, or 41.1%, to $15.0 million in the three months ended September 27, 2020, from $10.6 million in the three months ended September 29, 2019. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.3 million in both the third quarter of 2020 and 2019. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment decreased $2.8 million, or 20.1%, to $11.1 million in the three months ended September 27, 2020, from $13.9 million in the three months ended September 29, 2019. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.7 million in both the third quarter of 2020 and 2019. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Nine Months Ended September 27, 2020, Compared with Nine Months Ended September 29, 2019
Net Sales
Net sales in the nine months ended September 27, 2020, were $1,638.5 million, a decrease of $6.9 million or 0.4% from $1,645.4 million in the nine months ended September 29, 2019. Net sales in the first nine months of 2020 were negatively impacted by $6.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have decreased by $0.8 million and were flat due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower base volumes decreased net sales by $91.9 million or 5.6% in the first nine months of 2020 compared to the same period in 2019. Our 2019 divestitures, net of acquisition, decreased net sales by $16.0 million or 1.0% in the first nine months of 2020. Net sales of components and other products to external customers were $4.5 million lower in the first nine months of 2020 compared to the same period in 2019. Average unit price increased net sales in the first nine months of 2020 by $111.6 million or 6.8% compared to the same period in 2019.
Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,187,239	$176,778	$275,972	$14,493	$1,654,482
Intersegment sales	(1,685)	(1,882)	(12,377)	—	(15,944)
Net sales to external customers	$1,185,554	$174,896	$263,595	$14,493	$1,638,538
Percentage of consolidated external net sales	72.4%	10.7%	16.1%

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,109,919	$242,408	$290,206	$17,741	$1,660,274
Intersegment sales	(2,673)	(1,223)	(10,932)	—	(14,828)
Net sales to external customers	$1,107,246	$241,185	$279,274	$17,741	$1,645,446
Percentage of consolidated external net sales	67.3%	14.7%	17.0%

MASONITE INTERNATIONAL CORPORATION

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended September 27, 2020, were $1,185.6 million, an increase of $78.4 million or 7.1% from $1,107.2 million in the nine months ended September 29, 2019. Net sales in the first nine months of 2020 were negatively impacted by $6.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $85.0 million or 7.7% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first nine months of 2020 by $94.9 million or 8.6% compared to the 2019 period primarily as a result of our previously communicated price increases that became effective on February 3, 2020. Net sales of components and other products to external customers were $0.8 million higher in the first nine months of 2020 compared to the same period in 2019. Lower base volume decreased net sales by $10.7 million or 1.0% in the first nine months of 2020 compared to the same period in 2019.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended September 27, 2020, were $174.9 million, a decrease of $66.3 million or 27.5% from $241.2 million in the nine months ended September 29, 2019. Net sales in 2020 were positively impacted by $1.1 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $67.4 million or 27.9% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower base volume, primarily due to our manufacturing facilities being closed approximately half of the second quarter and other impacts as a result of COVID-19, decreased net sales in the first nine months of 2020 by $52.6 million or 21.8% compared to the same period in 2019. Net sales in the first nine months of 2020 were reduced by $16.0 million or 6.6% due to the net impact of divestitures and an acquisition, including the divestitures of three non-core businesses in 2019, partially offset by incremental sales from the Top Doors acquisition. Average unit price increased net sales in the first nine months of 2020 by $1.0 million or 0.4% compared to the same period in 2019. Net sales of components and other products to external customers were $0.2 million higher in the first nine months of 2020 compared to the same period in 2019.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended September 27, 2020, were $263.6 million, a decrease of $15.7 million or 5.6% from $279.3 million in the nine months ended September 29, 2019. Net sales in 2020 were negatively impacted by $0.5 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $15.2 million or 5.4% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the first nine months of 2020 by $29.0 million or 10.4% compared to the 2019 period primarily as a result of COVID-19. Net sales of components and other products to external customers decreased net sales by $1.9 million or 0.7% in the first nine months of 2020 compared to the same period in 2019. Average unit price increased net sales in the first nine months of 2020 by $15.7 million or 5.6% compared to the 2019 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 73.7% and 77.7% for the nine months ended September 27, 2020, and September 29, 2019, respectively. Material cost of sales, direct labor and distribution costs as a percentage of net sales in the first nine months of 2020 decreased by 3.4%, 0.7% and 0.1%, respectively. Partially offsetting these decreases, overhead as a percentage of net sales increased by 0.2% compared to the 2019 period. Depreciation in the first nine months of 2020 was flat as a percentage of sales compared to the first nine months of 2019. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and material cost savings projects that more than offset commodity inflation, an increase in tariffs and investments in quality. Direct labor as a percentage of net sales decreased due to prior year restructuring actions, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales was negatively impacted by decreased volumes, wage inflation and increased plant maintenance, partially offset by higher average unit prices as compared to the 2019 period.

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
In the nine months ended September 27, 2020, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 16.6% compared to 14.2% the nine months ended September 29, 2019, an increase of 240 basis points.
SG&A expenses in the nine months ended September 27, 2020, were $272.1 million, an increase of $38.3 million from $233.8 million in the nine months ended September 29, 2019. The overall increase was driven by $37.8 million legal reserve related to the previously disclosed settlement of U.S. class action litigation, a $9.0 million increase in personnel costs primarily due to incentive compensation and resource investments to support growth, a $3.3 million increase in professional and other fees including legal costs associated with the previously disclosed litigation and unfavorable foreign exchange impacts of $0.1 million. These increases were partially offset by a $6.2 million reduction in travel expense and a $2.8 million decrease in advertising expense as a result of COVID-19, as well as a $1.6 million decrease in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation and $1.3 million of incremental SG&A savings from our 2019 divestitures (net of acquisition).
Restructuring Costs
Restructuring costs in the nine months ended September 27, 2020, were $5.0 million, compared to $7.1 million in the nine months ended September 29, 2019.
Asset Impairment
Asset impairment charges in the nine months ended September 27, 2020, were $51.5 million, and represent a goodwill impairment charge recorded in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information. Asset impairment charges in the nine months ended September 29, 2019, were $13.8 million. Asset impairment charges in 2019 resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the nine months ended September 27, 2020, was $2.1 million, compared to $4.6 million in the nine months ended September 29, 2019. The current year loss arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees. The loss in the prior year was related to the sale of PDS for nominal consideration during the first nine months of 2019. The total charge consisted of $3.6 million relating to the write-off of the net assets sold and other professional fees and $1.0 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the nine months ended September 27, 2020, was $34.9 million, compared to $34.4 million in the nine months ended September 29, 2019, remaining relatively flat as compared to the 2019 period.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in the nine months ended September 27, 2020. Loss on extinguishment of debt was $14.5 million in the nine months ended September 29, 2019. Loss on extinguishment of debt in the prior year was related to the redemption of our senior unsecured notes due 2023.
Other Expense (Income), Net
Other expense (income), net, in the nine months ended September 27, 2020, was $3.4 million of income, compared to $2.4 million of income in the nine months ended September 29, 2019. The change in other expense (income), net is primarily due to a decrease in pension expense and an increase in other miscellaneous non-operating income net of expenses, partially offset by a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting and a change in the fair value of plan assets in the deferred compensation rabbi trust.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Our income tax expense in the nine months ended September 27, 2020, was $23.5 million, compared to $14.7 million of income tax expense in the nine months ended September 29, 2019. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, as well as a decrease in discrete income tax benefits. We recognized discrete items resulting in income tax expense of $1.1 million the nine months ended September 27, 2020, compared to $1.3 million of income tax benefit recorded in the nine months ended September 29, 2019. The discrete income tax expense for the period is primarily attributable to a change in tax rate applied to certain deferred tax assets and liabilities.
Segment Information

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$260,319	$23,782	$33,208	$(34,900)	$282,409
Adjusted EBITDA as a percentage of segment net sales	22.0%	13.6%	12.6%		17.2%

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$178,571	$34,050	$34,312	$(25,877)	$221,056
Adjusted EBITDA as a percentage of segment net sales	16.1%	14.1%	12.3%		13.4%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$224,541	$6,762	$(35,511)	$(153,676)	$42,116
Plus:
Depreciation	26,961	7,261	8,687	7,833	50,742
Amortization	1,615	10,186	4,940	1,159	17,900
Share based compensation expense	—	—	—	13,509	13,509
Loss (gain) on disposal of property, plant and equipment	1,319	(307)	2,547	70	3,629
Restructuring costs	3,509	(37)	1,030	482	4,984
Asset impairment	—	—	51,515	—	51,515
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	34,911	34,911
Other expense (income), net	—	(83)	—	(3,267)	(3,350)
Income tax expense	—	—	—	23,522	23,522
Other items (1)	—	—	—	37,750	37,750
Net income attributable to non-controlling interest	2,374	—	—	716	3,090
Adjusted EBITDA	$260,319	$23,782	$33,208	$(34,900)	$282,409
____________
(1) Other items not part of our underlying business performance include $37,750 in legal reserves related to the previously disclosed settlement of U.S. class action litigation in the nine months ended September 27, 2020, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss). Refer to Note 7. Commitments and Contingencies, in Item 1 of this Quarterly Report for additional information.

MASONITE INTERNATIONAL CORPORATION

	Nine Months Ended September 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$126,615	$6,831	$18,528	$(108,974)	$43,000
Plus:
Depreciation	27,461	7,652	8,812	8,920	52,845
Amortization	1,263	11,115	6,306	3,296	21,980
Share based compensation expense	—	—	—	8,468	8,468
Loss on disposal of property, plant and equipment	2,097	2,674	146	23	4,940
Restructuring costs	4,954	1,220	518	403	7,095
Asset impairment	13,767	—	—	—	13,767
Loss on disposal of subsidiaries	—	4,605	—	—	4,605
Interest expense, net	—	—	—	34,393	34,393
Loss on extinguishment of debt	—	—	—	14,523	14,523
Other expense (income), net	—	(47)	2	(2,365)	(2,410)
Income tax expense	—	—	—	14,685	14,685
Net income attributable to non-controlling interest	2,414	—	—	751	3,165
Adjusted EBITDA	$178,571	$34,050	$34,312	$(25,877)	$221,056
Adjusted EBITDA in our North American Residential segment increased $81.7 million, or 45.8%, to $260.3 million in the nine months ended September 27, 2020, from $178.6 million in the nine months ended September 29, 2019. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $48.8 million and $41.9 million in the first nine months of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
Adjusted EBITDA in our Europe segment decreased $10.3 million, or 30.2%, to $23.8 million in the nine months ended September 27, 2020, from $34.1 million in the nine months ended September 29, 2019. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $0.8 million in the first nine months of 2020 and 2019. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
Adjusted EBITDA in our Architectural segment decreased $1.1 million, or 3.2%, to $33.2 million in the nine months ended September 27, 2020, from $34.3 million in the nine months ended September 29, 2019. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.1 million and $8.0 million in the first nine months of 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
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
Due to the highly uncertain nature and duration of the COVID-19 pandemic and its impact on our customers, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition and liquidity. We anticipate capital expenditures in fiscal year 2020 will be approximately $60 million to $70 million as compared to our original estimate of $70 million to $75 million as previously disclosed under "Key Factors

MASONITE INTERNATIONAL CORPORATION

Affecting Our Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2019. We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of September 27, 2020, we had $300.8 million of cash and cash equivalents, availability under our ABL Facility of $205.6 million and availability under our AR Sales Program of $15.4 million.
Cash Flows
Cash provided by operating activities was $219.3 million during the nine months ended September 27, 2020, compared to $138.4 million in the nine months ended September 29, 2019. This $80.9 million increase in cash provided by operating activities was due to changes in net working capital, a $23.4 million increase in other assets and liabilities and a $17.7 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first nine months of 2020 compared to the same period in 2019.
Cash used in investing activities was $44.5 million during the nine months ended September 27, 2020, compared to $59.1 million in the nine months ended September 29, 2019. This $14.6 million decrease in cash used in investing activities was driven by a $9.7 million decrease in cash additions to property, plant and equipment and a net decrease in other investing outflows of $4.9 million driven by proceeds from sale of property, plant and equipment in the first nine months of 2020 compared to the same period in 2019.
Cash used in financing activities was $41.5 million during the nine months ended September 27, 2020, compared to $84.1 million during the nine months ended September 29, 2019. This $42.5 million decrease in cash used in financing activities was driven by a $23.6 million decrease in cash used for repurchases of common shares and a $20.8 million decrease in cash used for debt-related transactions, partially offset by a $1.3 million increase in cash used for tax withholding on share based awards and a $0.6 million increase in distributions to non-controlling interests in the first nine months of 2020 compared to the same period in 2019.
Share Repurchases
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. During the nine months ended September 27, 2020, we repurchased and retired 567,271 of our common shares in the open market at an aggregate cost of $34.8 million as part of the share repurchase programs, prior to temporarily suspending our repurchase program on March 18, 2020. During the third quarter, the temporary suspension was removed. We did not repurchase any of our common shares in the open market during the three months ended September 27, 2020. During the nine months ended September 29, 2019, we repurchased 1,148,815 of our common shares in the open market at an aggregate cost of $58.4 million. As of September 27, 2020, there was $109.3 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of September 27, 2020, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of any customer that has had a material adverse effect on our results of operations in the first nine months of 2020. However, in light of COVID-19, it is possible there could be an impact on our results of operations in a future period and this impact could be material.
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
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of September 27, 2020. The 2028 Notes bear interest at 5.375% per annum. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, we were in compliance with all covenants under the indenture governing the 2028 Notes.
5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"), all of which were outstanding as of March 29, 2020. The 2026 Notes bear interest at 5.750% per annum. The 2026 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, we were in compliance with all covenants under the indenture governing the 2026 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $205.6 million under our ABL Facility and there were no amounts outstanding as of September 27, 2020.
Supplemental Guarantor Financial Information
Our obligations under the 2028 Notes and 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $522.4 million and $491.9 million for the three months ended September 27, 2020, and September 29, 2019, respectively, and $1.5 billion for both the nine months ended September 27, 2020, and September 29, 2019. Our non-guarantor subsidiaries generated Adjusted EBITDA of $94.0 million and $65.0 million for the three months ended September 27, 2020, and September 29, 2019, respectively, and $238.7 million and $189.8 million for the nine months ended September 27, 2020, and September 29, 2019, respectively. Our non-guarantor subsidiaries had total assets of $2.1 billion and $2.0 billion as of September 27, 2020, and December 29, 2019, respectively, and total liabilities of $925.8 million and $834.5 million as of September 27, 2020, and December 29, 2019, respectively.
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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended December 29, 2019, as supplemented by Part II. Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended September 27, 2020, we did not repurchase any of our common shares in the open market.
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. During the first quarter of 2020, we implemented several actions to reduce our spending and more closely manage cash during this uncertain period relating to the COVID-19 pandemic, including temporarily suspending our share repurchase programs. The temporary suspension was lifted during the third quarter. As of September 27, 2020, $109.3 million was available for repurchase in accordance with the share repurchase programs.
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2020, and September 29, 2019; (ii) the Registrant's Condensed Consolidated Balance Sheets as of September 27, 2020, and December 29, 2019; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 27, 2020, and September 29, 2019; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2020, and September 29, 2019; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 3, 2020	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)