Form 10-K
period 2021-01-03
MASONITE INTERNATIONAL CORP
filed 2021-02-25
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on June 28, 2020, was $1.7 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 24,435,058 shares of Common Stock, no par value, as of February 22, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual General Meeting of Shareholders scheduled to be held on May 13, 2021, to be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
January 3, 2021

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
•our ability to accurately anticipate demand for our products including seasonality;
•scale and scope of the coronavirus ("COVID-19") pandemic and its impact on our operations, customer demand and supply chain;
•increases in prices of raw materials and fuel;
•tariffs and evolving trade policy and friction between the United States and other countries, including China, and the impact of anti-dumping and countervailing duties;
•increases in labor costs, the availability of labor, or labor relations (i.e., disruptions, strikes or work stoppages);
•our ability to manage our operations including potential disruptions, manufacturing realignments (including related restructuring charges) and customer credit risk;
•product liability claims and product recalls;
•our ability to generate sufficient cash flows to fund our capital expenditure requirements, to meet our pension obligations, and to meet our debt service obligations, including our obligations under our senior notes and our asset-based revolving credit facility ("ABL Facility");
•limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes and ABL Facility;
•fluctuating foreign exchange and interest rates;
•our ability to replace our expiring patents and to innovate, keep pace with technological developments and successfully integrate acquisitions;
•the continuous operation of our information technology and enterprise resource planning systems and management of potential cyber security threats and attacks;
•political, economic and other risks that arise from operating a multinational business;
•uncertainty relating to the United Kingdom's exit from the European Union;
•retention of key management personnel; and
•environmental and other government regulations, including the United States Foreign Corrupt Practices Act ("FCPA"), and any changes in such regulations.
    We caution you that the foregoing list of important factors is not all-inclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
ii

PART I

Unless we state otherwise or the context otherwise requires, in this Annual Report all references to "Masonite", "we", "us", "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
Item 1. Business
Overview
    We are a leading global designer, manufacturer, marketer and distributor of interior and exterior doors for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. Through innovative door solutions, a better door buying experience for our customers and partners and advanced manufacturing and service delivery, we deliver a commitment of Doors That Do MoreTM. Today, we believe we hold either the number one or two market positions in the seven product categories we target in North America: interior molded residential doors; interior stile and rail residential doors; exterior fiberglass residential doors; exterior steel residential doors; interior architectural wood doors; wood veneers and molded door facings; and door core.
    We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale and retail distribution channels. Our broad portfolio of brands, including Masonite®, Premdor®, Masonite ArchitecturalTM, Marshfield-AlgomaTM, USA Wood DoorTM, Mohawk®, Solidor®, Residor®, Nicedor®, Door-Stop InternationalTM, Harring DoorsTM, National HickmanTM, Graham-MaimanTM, Louisiana Millwork, BaillargeonTM and BWISM are among the most recognized in the door industry and are associated with innovation, quality and value. In the fiscal year ended January 3, 2021, we sold approximately 31 million doors to approximately 7,600 customers in 60 countries. Our fiscal year 2020 net sales by segment and global net sales of doors by end market are set forth below:

Net Sales by Segment Fiscal 2020	Global Net Sales of Doors by End Market Fiscal 2020

Europe
11%
North American
Residential 73%
Architectural
15%
Corporate &
Other 1%

    See Note 17 to our consolidated financial statements for additional information about our segments.
    Over the past several years, we have invested in advanced manufacturing technologies to increase quality and shorten lead times and introduced targeted e-commerce and other consumer and channel marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined acquisition strategy that solidified our presence in the United Kingdom's interior and exterior residential door industry, the North American residential molded and stile and rail interior door industry and created leadership positions in the attractive North American commercial and architectural interior wood door, door core and wood veneer industry.
    We operate 61 manufacturing and distribution facilities in eight countries in North America, Europe, South America and Asia, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential molded interior door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door slab assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to be more cost efficient, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.
Product Lines
Residential Doors
    We sell an extensive range of interior and exterior doors in a wide array of designs, materials and sizes. Our interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings). Our exterior doors are made primarily of steel or fiberglass. Our residential doors are molded panel, flush, stile and rail, routed medium-density fiberboard (“MDF”), steel or fiberglass.
    Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or MDF frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into several distinct product groups: our original Molded Panel series is a combination of classic styling, period and architectural style-specific designs, durable construction and a variety of profiles preferred by our customers when price sensitivity is a critical component in the product selection; the West EndTM Collection strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors; and the Livingston door, which features versatile and timeless design for any style of home and was introduced in 2019. All of our molded panel doors can be upgraded with our proprietary Safe ‘N Sound® door core or our environmentally friendly EmeraldTM door construction which enables homeowners, builders and architects to meet specific product requirements and “green” specifications to attain Leadership in Energy and Environmental Design ("LEED") certification for a building or dwelling.
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
    Fiberglass doors are considered premier exterior doors and are made by assembling two fiberglass door facings to a wood frame or composite material and injecting the core with polyurethane insulation. Fiberglass is strong, durable, lightweight and impervious to many caustics and to extreme temperatures. These attributes make fiberglass an ideal material for an exterior door that may face extremes in temperature, exposure to the elements and general wear and tear. In the United Kingdom, Door-StopTM branded fiberglass doors are manufactured into prehung door sets and shipped to our customers with industry-leading lead times. We believe our innovative designs, construction and finishes will help our fiberglass door collections retain a distinct role in the exterior product category in the future.
Architectural Doors
    Architectural doors are typically highly specified products designed, constructed and tested to ensure that regulatory compliance and environmental certifications such as Forest Stewardship Council and LEED certifications are met. These doors are sold into institutional (schools, healthcare and government facilities) and commercial projects (hotels, offices and retail facilities). We believe that the architectural door industry is shifting focus from transactional, component sales to selling total opening solutions in key performance areas such as fire, security, acoustics and technology. Our two primary product series for the architectural business, AspiroTM and CenduraTM, are comprised of four product categories: stile and rail, flush wood veneer, painted and laminate doors. The Aspiro series offers high-end aesthetic and performance qualities, and its doors are available in exotic and domestic veneers, with acoustic, fire-rated, lead-lined, attack- and bullet-resistant options and include lifetime warranties. The Cendura series provides a balance of performance and value and its doors are available with domestic veneers, with acoustic and fire-rated options and include limited warranties. These product offerings provide a wide range of solutions to cover the needs of commercial and institutional projects.
Components
    In addition to residential and architectural doors, we also sell several door components to the building materials industry. Within the residential new construction market, we provide interior door facings, agri-fiber and particleboard door cores, MDF and wood cut stock components to multiple manufacturers. Within the architectural building construction market, we are a leading component supplier of various critical door components and one of the largest wood veneer door skin suppliers. Additionally, we are one of the leading providers of mineral and particleboard door cores to the North American architectural door industry.
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
    In the residential market, we deploy an "All Products" cross merchandising strategy, which provides our retail and wholesale customers access to our entire product range. Our "All Products" customers benefit from consolidating their purchases, leveraging our branding, marketing and selling strategies and improving their ability to influence the mix of products sold to generate greater value. We service our big box retail customers directly from our own door fabrication facilities which provide value added services and logistics, including store direct delivery of doors and entry systems and a full complement of in-store merchandising, displays and field service. Our wholesale residential channel customers are managed by our own sales professionals who focus on down channel initiatives designed to ensure our products are "pulled" through our North American wholesale distribution network.
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
    In Europe, our Solidor and Door-Stop International websites are fully functional configuration and order platforms that support our entry door customers in the United Kingdom. The dynamic integration of Solidor's and Door-Stop's enterprise resource planning systems and their websites ensures that the products customers see, configure and order are in stock, which ensures that we are able to deliver on our promise of dependable lead-times.
    In our Architectural business, we continue to roll out our new door configurator, DoorBuilderTM Live, for mill direct customers that makes selecting and ordering the right door easier and more intuitive. DoorBuilderTM Live is a cloud-based software that streamlines the door ordering process for fast, accurate results. Additionally, we enhanced our DoorUniversity training program and developed a suite of American Institute of Architects continuing education units designed to educate architects to help them select the right solutions to meet their project and client goals.
Customers
    During fiscal year 2020, we sold our products worldwide to approximately 7,600 customers. We have developed strong relationships with these customers through our "All Products" cross merchandising strategy. Our vertical integration facilitates our "All Products" strategy with our door fabrication facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.
    Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 18% of our total net sales in fiscal year 2020. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.
Distribution
    Residential doors are primarily sold through wholesale and retail distribution channels.
•Wholesale. In the wholesale channel, door manufacturers sell their products to homebuilders, contractors, lumber yards, dealers and building products retailers in two steps or one step. Two-step distributors typically purchase doors from manufacturers in bulk and customize them by installing windows, or "lites", and pre-hanging them. One-step distributors sell doors directly to homebuilders and remodeling contractors who install the doors.

•Retail. The retail channel generally targets consumers and smaller remodeling contractors who purchase doors through retail home centers and smaller specialty retailers. Retail home centers offer large, warehouse size retail space with large selections, while specialty retailers are niche players that focus on certain styles and types of doors.
    Architectural doors are primarily sold through specialized one-step wholesale distribution channels where distributors sell to general contractors and end-use clients.
Research and Development
    We believe we are a global leader in end user focused innovation and development of doors, door components and full door solutions as well as the manufacturing processes involved in making such products. We believe that research and development is a competitive advantage for us, and we intend to capitalize on our leadership in this area through focus on end user problems that lead to the development of more new and innovative products. As part of Masonite’s Doors That Do MoreTM strategy, our end user experience, research and development and engineering capabilities enable us to organically create and solicit external innovative ideas; methodically validate commercial and technical viability; use cross functional teams to develop business case hypotheses for promising concepts; and implement new to world products and manufacturing process improvements. The result of this rigorous approach enables us to launch new innovative, proprietary end user valued solutions, enhance the manufacturing efficiency of our products, improve quality and reduce costs. As part of our North American Investment Plan announced in late 2019, we have invested in innovation activities with a significant focus on the development of new, differentiated products as well as focusing on process and material improvements to improve quality. In the Architectural wood door market, we have directed research and development to address the growing need for specified door systems in critical areas of safety and security, including our first attack resistant door system and expanded offerings of sound-dampening and fire-resistant products.
    As an integrated manufacturer focused on the door industry, we believe that we are well positioned to take advantage of the growing demand for new, innovative door designs, components and solutions. We leverage our deep knowledge and experience in door construction and assembly as well as our ability to manufacture our own molds for use in our own facilities. We believe this provides us with a unique ability to offer a combination of sought after high value door solutions as well as the breadth of line to meet the needs of a variety of end users and customers. This capability also enables us to develop and implement product and process improvements with respect to the production of door solutions and components which increase average unit price, enhance production efficiency and/or reduce costs.
Manufacturing Process
    Our manufacturing operations consist of three major manufacturing processes: (1) component manufacturing, (2) door slab assembly and (3) value-added ready to install door fabrication.
    We have a leading position in the manufacturing of door components, including internal framing components (stile and rails), glass inserts (lites), door core, interior door facings (molded and veneer) and exterior door facings. The manufacturing of interior molded door facings is the most complex of these processes requiring a significant investment in large scale wood fiber processing equipment. Interior molded door facings are produced by combining fine wood particles, synthetic resins and other additives under heat and pressure in large multi-opening automated presses utilizing Masonite proprietary steel plates. The facings are then primed, cut and inspected in a second highly automated continuous operation prior to being packed for shipping to our door assembly plants. We operate five interior molded door facing plants around the world, two in North America and one in each of South America, Europe and Asia. Our plant in Laurel, Mississippi, is one of the largest door facing plants in the world and we believe one of the most technologically advanced in the industry.
    Interior residential hollow and solid core door manufacturing is an assembly operation that is primarily accomplished through the use of semi-skilled manual labor. The construction process for a standard flush or molded interior door is based on assembly of door facings and various internal framing and support components, followed by the doors being trimmed to their final specifications.
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
    Finally, door slabs manufactured at our door assembly plants are either sold directly to our customers or transferred to our door fabrication facilities where value added services are performed. These value added services include machining doors for hinges and locksets, installing the door slabs into ready to install frames, installing hardware, adding glass inserts and side lites, painting and staining, packaging and logistical services to our customers.
    Within our manufacturing processes, we leverage the Mvantage operating system to systemically focus on the elimination of waste and non-value-added activities within the organization. In 2020, we continued to progress our deployment of Mvantage throughout our enterprise. Despite the challenges of COVID-19, we continued to drive operational performance through our three-prong strategy, at times using a virtual approach, which includes the Model Plant Transformation Process, Process Improvement Teams and the focus on global standards and training. Our Model Plant Transformation Process is designed to improve the throughput and the efficiency of our factories using multiple approaches such as reconfiguring equipment to enhance safety and material flow, optimizing inventory levels and implementing and tracking sustaining performance metrics. Our Process Improvements Teams work closely with manufacturing sites to utilize Mvantage to diagnose operational inefficiencies and apply corrective actions in specific areas of the factory. Our focus on training, through our Internal Training and Certification programs, and implementing global standards has allowed us to drive continuous improvement through an increased number of Kaizen events that are being led by our trained facilitators.Through this structured approach, we realized improvements in certain key performance indicators in 2020.
Raw Materials
    While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips, some cut stock components, various composites, steel, glass, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. In 2020, our materials cost accounts for approximately 50% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into consideration the relative freight cost of these materials. Internal framing components, MDF, cut stock and internal door cores are manufactured internally at our facilities and supplemented from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.
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
Intellectual Property
    In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Masonite Architectural®, Barrington®, Oakcraft®, Sta-Tru® HD, AvantGuard®, Vistagrande®, Flagstaff®, Hollister®, Sierra®, Fast-Frame®, Safe ’N Sound®, Heritage Series®, Livingston®, AquaSealTM, Cheyenne®, Glenview®, Riverside®, Saddlebrook®, Fast-Fit®, Mohawk®, Megantic®, Birchwood Best®, Algoma®, Vignette®, RhinoDoor®, Lemieux®, Harring DoorsTM, FyreWerks®, Graham-MaimanTM, MaimanTM and Marshfield-Algoma®. In Europe, doors are marketed under the Masonite®, Premdor®, Premdor Speed Set®, Door-Stop International®, National Hickman®, Defining Spaces®, Solidor®, Residor® and Nicedor® brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.
    We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 280 design patents and design patent applications and 169 utility patents and patent applications. We currently have 181 foreign design patents and patent applications and 224 foreign utility patents and patent applications. Our United States utility patents are generally applicable for 20 years from the earliest filing date, our United States design patents for 15 years and our United States registered trademarks and tradenames are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.
Competition
    The North American door industry is highly competitive and includes a number of global and local participants. In the North American residential interior door industry, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of molded door facings. There are also a number of smaller competitors in the residential interior door industry that primarily source door facings from third party suppliers. In the North American residential exterior door industry, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru, Feather River and Steves and Sons Inc. In the North American non-residential building construction door industry, the primary participants are Masonite and VT Industries with the remainder supplied by multiple regional manufacturers. Our primary market in Europe is the United Kingdom. The United Kingdom door industry is similarly competitive, including a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, serviceability, distribution capabilities and value. We also face competition in the other countries in which we operate. In Europe, South America and Asia, we face significant competition from a number of regionally based competitors and importers.
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
Human Capital Resources
    As of January 3, 2021, we employed approximately 10,500 employees and contract personnel. This includes approximately 3,000 unionized employees, approximately 80% of whom are located in North America with the remainder in various foreign locations. Ten of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.
    Our Company’s Purpose: We Help People Walk Through Walls, is reflected in our talent strategy that is focused on attracting and selecting exceptional talent, helping them develop and grow professionally, and providing opportunities to recognize and reward their performance, in order to engage and retain our skilled, diverse and motivated workforce. We focus on the employee experience, removing barriers to inclusion, in an effort for our people to realize their full potential and highest levels of performance. We aspire to be the employer of choice within our markets we serve and seek to grow and develop the different capabilities and skills we need for the future, while maintaining a robust pipeline of available talent throughout the organization.
    We embrace the diversity of our employees and our customers, including their unique backgrounds, experiences and talents. Everyone is valued and appreciated for their unique contributions to the growth and sustainability of our business. We strive to cultivate a culture that supports and enhances our ability to recruit, develop, engage and retain diverse talent at every level. We monitor engagement in part through a voluntary turnover metric as our goal is to retain a highly engaged team, thereby reducing voluntary turnover year over year. During fiscal year 2020, our voluntary employee turnover rate for employees in the United States and Canada was approximately 19%, representing a 300 bps reduction from the prior year. Additionally, we track 12-month retention rates, which have also improved over time. At the end of 2020, our retention rate in the United States and Canada was nearly 88% across all locations. This level reflects a 220 bps improvement over 2019 in the retention rate for our hourly employees and a 120 bps improvement from 2019 for our salaried employees.
    We believe that safety is as important to our success as productivity and quality. This is reflected in our goal of Target Zero injuries and our continued effort to create an injury-free workplace. We also believe that incidents can be prevented through proper management, employee involvement, standardized operations and equipment and attention to detail. Safety programs and training are provided throughout the company to ensure employees and managers have effective tools to help identify and address both unsafe conditions and at-risk behaviors.
    Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. In 2020, the total incident rate, the annual number of injuries per 100 full time equivalent employees, was 1.89 representing a 10% improvement on a comparable basis when adjusting for the impacts of acquisitions. Our exit rate safety performance in 2020 was positive and suggests a continuation of our improvements in 2021.
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
    Our United States executive offices are located at 1242 E. 5th Avenue, Tampa, Florida 33605 and our Canadian executive offices are located at 2771 Rutherford Road, Concord, Ontario L4K 2N6.
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
Uncertain Economic Conditions
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
    Trends in our primary end markets (residential new construction, repair, renovation and remodeling and non-residential building construction) directly impact our financial performance because they are directly correlated to the demand for doors and door components. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:
•the strength of the economy;
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates and foreclosures;
•non-residential building occupancy rates;
•increases in the cost of raw materials or wages, or any shortage in supplies or labor;
•the availability and cost of credit;
•employment rates and consumer confidence; and
•demographic factors such as immigration and migration of the population and trends in household formation.
    In the United States, the housing market crisis and financial downturn that began in 2006 had a negative impact on residential housing construction and related product suppliers. Although recovery has improved in recent months, the current housing recovery is characterized by new construction levels that remain below historical levels, and at times include an increased number of multi-family new construction starts, which generally use fewer of our products and may generate less net sales at a lower margin than typical single family homes.

    Many of our non-North American markets were acutely affected by the 2006 housing downturn and future downturns could cause excess capacity in housing and building products, including doors and door products, which may make it difficult for us to raise prices. Due in part to both market and operating conditions, we exited certain markets over the past several years, including India, Ukraine, Turkey, Romania, Hungary, Poland, Israel, France and South Africa.
    Our relatively narrow focus within the building products industry amplifies the risks inherent in a prolonged global market downturn. The impact of this weakness on our net sales, net income and margins will be determined by many factors, including industry capacity, industry pricing, and our ability to implement our business plan.
Market Conditions
Increases in mortgage rates, changes in mortgage interest deductions and related tax changes and the reduced availability of financing for the purchase of new homes and home construction and improvements could have a material adverse impact on our sales and profitability.
    In general, demand for new homes and home improvement products may be adversely affected by increases in mortgage rates and the reduced availability of consumer financing. Mortgage rates remain near historic lows and will likely increase in the future. If mortgage rates increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition and results of operations may be materially and adversely affected.
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
    Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 46% of our net sales in fiscal year 2020, while our largest customer, The Home Depot, accounted for approximately 18% of our net sales in fiscal year 2020. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue to do so in future periods, or if continued, may not reach or exceed historical levels in any period. For example, many of our largest customers, including The Home Depot, perform periodic line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer, could have a material adverse effect on us. Also, we have no operational or financial control over these customers and have limited influence over how they conduct their businesses.
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
Risks Related to COVID-19
The ultimate scale and scope of the recent coronavirus ("COVID-19") outbreak and resulting pandemic is unknown and is expected to impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition could be material.
    Demand for our product is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand and availability of financing for home buyers. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The spread of COVID-19 has caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including developments with respect to the continued evolution and severity of COVID-19 and the resulting actions taken to contain it or treat its impact. As a result of COVID-19, at various times in 2020, we temporarily closed certain locations as a result of government orders and furloughed employees, as well as significantly altered our operations, thereby reducing production. If the virus continues to cause significant negative impacts to our operations, economic conditions or consumer confidence, our results of operations, financial condition and cash flows may be materially adversely impacted and it may lead to higher than normal inventory levels, higher sales-related reserves, impairment of goodwill and other long-lived assets, a volatile effective tax rate driven by changes in the mix and earnings across our jurisdictions and an impact on the effectiveness of our internal controls over financial reporting.
Manufacturing and Operations
Increased prices for raw materials or finished goods used in our products or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales.
    Our profitability is affected by the prices of raw materials and finished goods used in the manufacture of our products. These prices have fluctuated and may continue to fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic or environmental conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. The commodities we use may undergo major price fluctuations and there is no certainty that we will be able to pass these costs through to our customers. Significant increases in the prices of raw materials or finished goods are more difficult to pass through to customers in a short period of time and may negatively impact our short-term profitability, margins and net sales. We may not be able to pass on these cost increases to our customers.
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
Tariffs and evolving trade policy between the United States and other countries, including China, and the impact of anti-dumping and countervailing duties on our business and results of operations.
    Steps taken by the United States government to apply tariffs on certain products and materials could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. The increased costs may negatively impact our margins as we may not be able to pass on the additional costs by increasing the prices of our products. For example, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, has had and could continue to have an adverse effect on our business and results of operations. In order to reduce the impact on our business and results of operations, we are in the process of attempting to qualify alternate suppliers in other jurisdictions as a result of these duties.
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
    Additionally, we have approximately 10,500 employees and contract personnel worldwide, including approximately 3,000 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, Mexico and the United Kingdom, which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins.
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
    We operate facilities worldwide. Many of our facilities are located in areas that are vulnerable to hurricanes, earthquakes and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Closure of one of our door facing facilities, which are our most capital intensive and least replaceable production facilities, could have a substantial negative effect on our earnings. We maintain insurance coverage to protect us against losses under our property, casualty and umbrella insurance policies, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance could materially and adversely impact our financial condition and results of operations.
    In addition, our operations may be interrupted by terrorist attacks, other acts of violence or war. These events may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these events may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our operating results. The United States has entered into, and may enter into, additional armed conflicts which could have a further impact on our sales and our ability to deliver product to our customers in the United States and elsewhere. Political and economic instability in some regions of the world, including instabilities in the Middle East and North Korea, may also negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They could also result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results.
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
    In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. In addition, we have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall business. These changes could affect employee morale and productivity and be disruptive to our business and financial performance. For example, in 2017 we closed our Algoma, Wisconsin, facility and in 2020 we closed our St. Romauld, Quebec, facility and Lac Megantic, Quebec, components facility in order to improve our cost structure and enhance operational efficiencies. Further, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.
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
Financial Risks
To service our consolidated indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
    Our estimated annual payment obligation for 2021 with respect to our consolidated indebtedness is $44.1 million of interest payments. If we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
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
    The credit agreement governing the ABL Facility and the indentures governing the senior notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the senior notes and the credit agreements governing the ABL Facility include covenants that, among other things, restrict our and our subsidiaries’ ability to:
•incur additional indebtedness and issue disqualified or preferred stock;
•make restricted payments;
•sell assets;
•create restrictions on the ability of their restricted subsidiaries to pay dividends or distributions;
•create or incur liens;
•enter into sale and lease-back transactions;
•merge or consolidate with other entities; and
•enter into transactions with affiliates.
    The operating and financial restrictions and covenants in the debt agreements entered into in connection with the ABL Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Fluctuating exchange and interest rates could adversely affect our financial results.
    Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 29% for the year ended January 3, 2021. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.
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
    As of January 3, 2021, our accumulated benefit obligations under our United Kingdom defined benefit pension plan exceeded the fair value of plan assets by $4.2 million. Our United States defined benefit pension plan is in a net funded status as plan assets exceeded our accumulated benefit obligations by $1.1 million , primarily due to higher returns on plan assets. During the years ended January 3, 2021, December 29, 2019 and December 30, 2018, we contributed $1.3 million, $5.0 million and $5.0 million, respectively, to the United States pension plan and $0.8 million, $1.3 million and $0.7 million, respectively, to the United Kingdom pension plan. We currently anticipate making $1.0 million and $1.1 million of contributions to our United States and United Kingdom pension plans, respectively, in 2021.

Additional contributions will be required in future years for the United Kingdom pension plan. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses.
Strategic Performance Risks
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
    In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of a Lowe's Companies, Inc. door fabrication facility and intellectual property and other assets related to an interior door technology in 2020, TOPDOORS, s.r.o. ("Top Doors") in 2019, Bridgewater Wholesalers Inc. ("BWI"), Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman") and DW3 Products Holdings Limited ("DW3") in 2018. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve product categories beyond what we currently sell. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.
    Our recent and any future acquisitions involve a number of risks, including:
•our inability to integrate the acquired business, including their information technology systems;
•our inability to manage acquired businesses or control integration and other costs relating to acquisitions;
•our lack of experience with a particular business should we invest in a new product line;
•diversion of management attention;
•our failure to achieve projected synergies or cost savings;
•impairment of goodwill affecting our reported net income;
•our inability to retain the management or other key employees of the acquired business;
•our inability to establish uniform standards, controls, procedures and policies;
•our inability to retain customers of our acquired companies;
•risks associated with the internal controls of acquired companies;
•exposure to legal claims for activities of the acquired business prior to the acquisition;
•our due diligence procedures could fail to detect material issues related to the acquired business;
•unforeseen management and operational difficulties, particularly if we acquire assets or businesses in new foreign jurisdictions where we have little or no operational experience;
•damage to our reputation as a result of performance or customer satisfaction problems relating to any acquired business;
•the performance of any acquired business could be lower than we anticipated; and
•our inability to enforce indemnifications and non-compete agreements.

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
Data Security and Privacy
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
    Information security threats, which pose a risk to the security of our network of systems and the confidentiality and integrity of our data, are increasing in frequency and sophistication as evidenced by significant ransomware attacks and foreign attacks on prominent computer software systems that has had an impact on a wide variety of companies and industries. We have established policies, processes and multiple layers of defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our network of systems, including third party vendors' systems. Should damage to our network of systems occur, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. While we have not experienced any material breaches in information security, the occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems. Further, regulators are imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the European Union's General Data Protection Regulation established regulations regarding the handling of personal data and provides an enforcement authority and imposes large penalties for noncompliance. New United States data privacy and security laws, such as the California Consumer Privacy Act ("CCPA"), the California Privacy Rights and Enforcement Act of 2020 ("CPRA") and others that may be passed similarly introduce requirements with respect to personal information. Non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.

Geopolitical Uncertainties
We are exposed to political, economic and other risks that arise from operating a multinational business.
    We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended January 3, 2021, approximately 71% of our net sales were in the United States, 14% in Canada and 10% in the United Kingdom. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.
    These risks include:
•the difficulty of enforcing agreements and collecting receivables through foreign legal systems;
•trade protection measures and import or export licensing requirements;
•tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;
•the imposition of tariffs, such as those recently adopted by the United States and other jurisdictions, or other restrictions;
•difficulty in staffing and managing widespread operations and the application of foreign labor regulations;
•required compliance with a variety of foreign laws and regulations; and
•changes in general economic and political conditions in countries where we operate.
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
    We have operations in the United Kingdom which may be negatively impacted by the United Kingdom's exit from the European Union (“Brexit”). Effective January 31, 2020, the United Kingdom ceased to be a member of the European Union and began a transition period which expired on December 31, 2020.
    In December 2020 the European Union and the United Kingdom reached an agreement on a new trade and cooperation agreement that became effective on January 1, 2021. Under this agreement, the European Union and the United Kingdom will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. If there are significant impacts to supply chains or the European markets in which we operate as a result of this agreement, the adverse impact to our results of operations, financial condition, and cash flows could be material.
Human Capital Risks
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

Legal and Regulatory Risks
Environmental requirements and other government regulation may impose significant environmental and legal compliance costs and liabilities on us.
    Our operations are subject to numerous Canadian (federal, provincial and local), United States (federal, state and local), European (European Union, national and local) and other laws and regulations relating to pollution and the protection of human health and the environment, including, without limitation, those governing emissions to air, discharges to water, storage, treatment and disposal of waste, releases of contaminants or hazardous or toxic substances, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. Despite our efforts to comply with environmental requirements, we are at risk of being subject to civil, administrative or criminal enforcement actions, of being held liable, of being subject to an order or of incurring costs, fines or penalties for, among other things, releases of contaminants or hazardous or toxic substances occurring on or emanating from currently or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by us or by previous occupants. Although, with the exception of costs incurred relating to compliance with Maximum Achievable Control Technology requirements (as described below), we have not incurred significant costs for environmental matters in recent years, future expenditures required to comply with any changes in environmental requirements are anticipated to be undertaken as part of our ongoing capital investment program, which is primarily designed to improve the efficiency of our various manufacturing processes. The amount of any resulting liabilities, costs, fines or penalties may be material.
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
Item 1B. Unresolved Staff Comments
    None.

Item 2. Properties
    Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 88,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of January 3, 2021, we owned and leased the following number of properties, by reportable segment:

	Manufacturing and Distribution	Warehouse	Support	Total
Owned properties:
North American Residential	19	5	—	24
Europe	5	—	—	5
Architectural	7	—	—	7
Corporate & Other	—	—	1	1
Total owned properties	31	5	1	37

Leased properties:
North American Residential	19	13	1	33
Europe	4	7	1	12
Architectural	6	7	2	15
Corporate & Other	1	—	4	5
Total leased properties	30	27	8	65
Total owned and leased properties	61	32	9	102
    Our properties in the North American Residential and Architectural segments are distributed across 27 states in the United States and four provinces in Canada, as well as two manufacturing facilities in Mexico and three manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in Ireland and two in the Czech Republic. Our material properties in the Corporate and Other category include one manufacturing facility in Malaysia and four support facilities in the United States. As of January 3, 2021, total floor space at our manufacturing facilities was 12.3 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we lease one idle manufacturing facility in the United States and one idle manufacturing facility in Canada and own 17,000 acres of forestland in Costa Rica.
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
    Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “DOOR”.
Holders
    As of February 25, 2021, we had one record holder of our common shares, Cede & Co., the nominee of the Depository Trust Corporation.
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

Stock Performance Graph
    The following graph depicts the total return to shareholders from January 3, 2016, through January 3, 2021, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on January 3, 2016, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through January 3, 2021)

$225
$200
$175
$150
$125
$100
$75
$50
1/3/2016
1/1/2017
12/31/2017
12/30/2018
12/29/2019
1/3/2021
Masonite International Corporation
Standard & Poor's 500 Index
S&P 1500 Building Products Index

	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
Masonite International Corporation	$100.00	$107.46	$121.10	$74.98	$117.34	$160.61
Standard & Poor's 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Standard & Poor's 1500 Building Products Index	100.00	123.74	148.53	118.92	173.25	217.30
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
    None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
    During the three months ended January 3, 2021, we repurchased 105,628 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
September 28, 2020, through October 25, 2020	—	—	—	$109,276,756
October 26, 2020, through November 22, 2020	90,068	$83.36	90,068	$101,768,992
November 23, 2020, through January 3, 2021	15,560	$92.95	15,560	$100,322,704
Total	105,628	$84.77	105,628
    We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. During the first quarter of 2020, we implemented several actions to reduce our spending and more closely manage cash during the uncertain period relating to the COVID-19 pandemic, including temporarily suspending our share repurchase programs. The temporary suspension was lifted during the third quarter. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of January 3, 2021, $100.3 million was available for repurchase in accordance with the share repurchase programs.

Item 6. Selected Financial Data
    The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of January 3, 2021, and December 29, 2019, and for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of December 30, 2018, December 31, 2017, and January 1, 2017, and for the years ended December 31, 2017, and January 1, 2017, have been derived from the audited consolidated financial statements not included in this Annual Report.
    This historical data includes, in the opinion of management, all adjustments necessary for a fair presentation of the operating results and financial condition of the Company for such periods and as of such dates. The results of operations for any period are not necessarily indicative of the results of future operations. During the periods included below, we have completed several acquisitions and dispositions. The results of these acquired entities are included in our consolidated statements of comprehensive income for the periods subsequent to their respective acquisition dates. The results of these disposed entities are included in our consolidated statements of comprehensive income for the periods up to their respective disposal dates. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended
(In thousands of U.S. dollars, except for per share amounts)	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
Operating Results:
Net sales	$2,257,075	$2,176,683	$2,170,103	$2,032,925	$1,973,964
Gross profit	572,504	477,683	435,306	406,983	409,645
Net income (1)	73,689	49,039	96,544	156,981	104,142
Net income attributable to Masonite (1)	69,037	44,602	92,710	151,739	98,622
Basic earnings per common share attributable to Masonite	2.81	1.77	3.38	5.18	3.25
Diluted earnings per common share attributable to Masonite	2.77	1.75	3.33	5.09	3.17
Cash Flow Data:
Capital expenditures	72,908	82,720	82,380	73,782	82,287
Balance Sheet Data:
Working capital (2)	584,353	466,388	451,287	499,745	347,559
Total assets (3)	2,137,760	1,936,584	1,778,465	1,680,258	1,475,861
Total debt (4)	792,242	790,984	796,398	625,657	470,745
Total equity	695,117	636,862	622,305	735,902	659,776
____________
(1) Refer to Footnote 9. Long-Term Debt, Footnote 10. Commitments and Contingencies, Footnote 13. Restructuring, Footnote 14. Asset Impairment, and Footnote 15. Income Taxes, in Item 8 of this Annual Report for information relating to material drivers of year over year changes in our earnings.
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

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended January 3, 2021, and December 29, 2019. For further discussion of our results of operations for the years ended December 29, 2019, and December 30, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2019, which was filed with the SEC on February 20, 2020, and which is incorporated herein by reference. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Overview
    We are a leading global designer, manufacturer, marketer and distributor of interior and exterior doors for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. In order to better serve our customers and create sustainable competitive advantages, we focus on developing innovative products, advanced manufacturing capabilities and technology-driven sales and service solutions.
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
    We operate 61 manufacturing and distribution facilities in eight countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
    Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended January 3, 2021, we generated net sales of $1,638.1 million or 72.6%, $258.1 million or 11.4% and $340.9 million or 15.1% in our North American Residential, Europe and Architectural segments, respectively. See "Segment Information" below for a description of our reportable segments.

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
    During 2020, a number of countries, provinces, states and municipalities issued orders temporarily requiring persons who were not engaged in essential activities and businesses to remain at home. Additionally, some jurisdictions without stay-at-home orders required non-essential businesses to close. As a result, some of our facilities were temporarily shut down due to the impact of these government orders. For example, our United Kingdom facilities closed on March 27, 2020, and did not reopen until May 2020. Additionally, local or regional hotspots of the pandemic resulted in other locations being temporarily idled due to the impacts of COVID-19. We estimate that nearly one-half of our base volume decline in the second quarter of 2020 was due to the closure of our manufacturing facilities as a result of COVID-19 in the United Kingdom and Ireland. In addition, during this time we took several actions to reduce our spending and more closely manage cash during this uncertain period, including prioritizing capital spending for critical maintenance, safety and regulatory projects, placing restrictions on travel and temporarily suspending our share repurchase program and discretionary pension contributions. We implemented the deferral of merit and temporary reductions in base pay for all salaried personnel in Canada and the United States not directly involved in plant operations and in cash retainers for our Board of Directors to manage cash flow and reduce spending.
    While the direct financial impact of COVID-19 was much lower in the second half of the year than what we experienced in the second quarter and allowed for the reversal of some of the previously instituted cash management actions as well as repayment of all impacted salaried personnel in Canada and the United States and our Board of Directors in the fourth quarter, the pandemic had and continues to have varying impacts on our reportable segments. Production levels began to stabilize at many of our manufacturing facilities, but local or regional hotspots of the pandemic continued to result in pockets of absenteeism resulting in reduced production and certain locations being temporarily idled. Further, the impact of COVID-19 on demand in the Architectural door market in the current year and expected impacts to future periods contributed to an impairment of that reporting unit’s goodwill. Refer to Note 14, Asset Impairment, in Item 8 of this Annual Report for additional information. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These impacts include, but are not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our employees, operations, customers, suppliers and supply chain, the remedial actions and stimulus measures adopted by federal, state and local governments and the extent to which normal economic and operating conditions can resume.
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

MASONITE INTERNATIONAL CORPORATION

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
Business Wins and Losses
    Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2020, our top ten customers together accounted for approximately 46% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 18% of our net sales in fiscal year 2020. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
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
    In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. Once fully implemented, the actions taken as part of the 2020 Plan are expected to increase our annual earnings and cash flows by approximately $2 million.
    In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2021. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 14. In the fourth

MASONITE INTERNATIONAL CORPORATION

quarter of 2019, we initiated additional restructuring actions related to both manufacturing capacity and reduction of our overhead and selling, general and administration workforce. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 to 21 million.
    During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 14. The actions taken as part of the 2018 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
Inflation
    An increase in inflation could have a significant impact on the cost of our raw material inputs. Wage inflation, increased prices for raw materials or finished goods used in our products, tariffs and/or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales, particularly if we are not able to pass these incurred costs on to our customers. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of the American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, is expected to impact our business and results of operations.
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
Acquisitions
•On December 4, 2020, we completed the acquisition of a Lowe's Companies, Inc. door fabrication facility in the United States for cash consideration of $3.9 million.
•On August 31, 2020, we acquired intellectual property and other assets related to an interior door technology for cash consideration of $1.9 million.
•On August 29, 2019, we completed the acquisition of TOPDOORS, s.r.o. ("Top Doors") based in the Czech Republic for cash consideration of $1.8 million, net of cash acquired, following a post-closing adjustment.
•On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. (“BWI”) for cash consideration of $22.3 million, net of cash acquired.
•On June 1, 2018, we completed the acquisition of the operating assets of the wood door companies of AADG, Inc., including the brands Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman"). We acquired the operating assets of Graham & Maiman for cash consideration of $39.0 million.

MASONITE INTERNATIONAL CORPORATION

•On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”), a leading United Kingdom provider of high quality premium door solutions and window systems, supplying products under brand names such as Solidor, Residor, Nicedor and Residence. We acquired 100% of the equity interests in DW3 for consideration of $96.3 million, net of cash acquired.
Divestitures
•During the second quarter of 2020, we completed the liquidation of our legal entity in India. As a result, we recognized $2.1 million in loss on disposal of subsidiaries.
•On December 13, 2019, we completed the sale of all of the capital stock of Window Widgets Limited ("WW"), a leading United Kingdom provider of high quality window systems, for consideration of $1.2 million, net of cash disposed.
•On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited (“PDS”), a leading supplier of custom doors and millwork in the United Kingdom, for nominal consideration.
Results of Operations

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Net sales	$2,257,075	$2,176,683
Cost of goods sold	1,684,571	1,699,000
Gross profit	572,504	477,683
Gross profit as a % of net sales	25.4%	21.9%
Selling, general and administration expenses	366,772	310,567
Selling, general and administration expenses as a % of net sales	16.2%	14.3%
Restructuring costs	8,236	9,776
Asset impairment	51,515	13,767
Loss on disposal of subsidiaries	2,091	14,260
Operating income	143,890	129,313
Interest expense, net	46,807	46,489
Loss on extinguishment of debt	—	14,523
Other (income) expense, net	(5,217)	1,953
Income before income tax expense	102,300	66,348
Income tax expense	28,611	17,309
Net income	73,689	49,039
Less: net income attributable to non-controlling interests	4,652	4,437
Net income attributable to Masonite	$69,037	$44,602

MASONITE INTERNATIONAL CORPORATION

Year Ended January 3, 2021, Compared with Year Ended December 29, 2019
Net Sales
    Net sales in the year ended January 3, 2021, were $2,257.1 million, an increase of $80.4 million or 3.7% from $2,176.7 million in the year ended December 29, 2019. Net sales in 2020 were negatively impacted by $3.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $84.0 million or 3.9% due to changes in volume, average unit price and sales of components and other products. Average unit price in 2020 increased net sales by $160.8 million or 7.4% compared to 2019 and net sales of components and other products to external customers were $1.6 million higher in 2020 compared to 2019. Lower volumes excluding the incremental impact of acquisitions ("base volume") decreased net sales by $58.2 million or 2.7% in 2020 compared to 2019. Our 2019 divestitures, net of acquisition, decreased net sales by $20.2 million or 0.9% of net sales in 2020.
Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,640,323	$260,834	$358,049	$19,947	$2,279,153
Intersegment sales	(2,204)	(2,721)	(17,153)	—	(22,078)
Net sales to external customers	$1,638,119	$258,113	$340,896	$19,947	$2,257,075
Percentage of consolidated external net sales	72.6%	11.4%	15.1%

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,469,194	$323,137	$380,300	$23,941	$2,196,572
Intersegment sales	(3,386)	(1,506)	(14,997)	—	(19,889)
Net sales to external customers	$1,465,808	$321,631	$365,303	$23,941	$2,176,683
Percentage of consolidated external net sales	67.3%	14.8%	16.8%
North American Residential
    Net sales to external customers from facilities in the North American Residential segment in the year ended January 3, 2021, were $1,638.1 million, an increase of $172.3 million or 11.8% from $1,465.8 million in the year ended December 29, 2019. Net sales in 2020 were negatively impacted by $6.6 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $178.9 million or 12.2% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in 2020 by $139.2 million or 9.5% compared to 2019. Higher base volume increased net sales by $35.8 million or 2.4% in 2020 compared to 2019. Net sales of components and other products to external customers were $3.9 million higher in 2020 compared to 2019.
Europe
    Net sales to external customers from facilities in the Europe segment in the year ended January 3, 2021, were $258.1 million, a decrease of $63.5 million or 19.7% from $321.6 million in the year ended December 29, 2019. Net sales in 2020 were positively impacted by $3.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $66.8 million or 20.8% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Lower base volume, primarily due to our manufacturing facilities being closed approximately half of the second quarter and other impacts as a result of COVID-19, decreased net sales by $49.6 million or 15.4% compared to 2019. Net sales in 2020 were reduced by $20.2 million or 6.3% due to the net impact of divestitures and an acquisition, including the divestitures of three non-core

MASONITE INTERNATIONAL CORPORATION

businesses in 2019, partially offset by incremental sales from the Top Doors acquisition. Average unit price increased net sales in 2020 by $2.8 million or 0.9% compared to 2019. Net sales of components and other products to external customers were $0.2 million higher in 2020 compared to 2019.
Architectural
    Net sales to external customers from facilities in the Architectural segment in the year ended January 3, 2021, were $340.9 million, a decrease of $24.4 million or 6.7% from $365.3 million in the year ended December 29, 2019. Net sales in 2020 were negatively impacted by $0.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $24.1 million or 6.6% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in 2020 by $43.0 million or 11.8% compared to 2019 primarily as a result of COVID-19. Average unit price increased net sales in 2020 by $18.8 million or 5.1% compared to 2019. Net sales of components and other products to external customers were $0.1 million higher in 2020 compared to 2019.
Cost of Goods Sold
    Our cost of goods sold is comprised of the cost to manufacture products for our customers and includes the cost of materials, direct labor, overhead, distribution and depreciation associated with assets used to manufacture products. Research and development costs are primarily included within cost of goods sold. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 73% for the years ended January 3, 2021, and December 29, 2019.
    Cost of goods sold as a percentage of net sales was 74.6% and 78.1% for the years ended January 3, 2021, and December 29, 2019, respectively. Material cost of sales, direct labor costs and depreciation as a percentage of net sales decreased by 2.9%, 0.7% and 0.1%, respectively, in 2020 compared to 2019. Partially offsetting these decreases, overhead as a percentage of sales increased by 0.2% over the 2019 period. Distribution in 2020 was flat as a percentage of sales compared to 2019. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and material cost savings projects that more than offset commodity inflation and increases in tariffs, freight costs and investments in quality. Direct labor as a percentage of net sales decreased due to prior year restructuring actions, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales was negatively impacted by lower volumes, wage inflation and increased plant maintenance, partially offset by higher average unit prices in 2020 compared to 2019.
Selling, General and Administration Expenses
    Selling, general and administration ("SG&A") expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees; depreciation and amortization of our non-manufacturing equipment and assets; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. In the year ended January 3, 2021, selling, general and administration expenses, as a percentage of net sales, were 16.2% compared to 14.3% in the year ended December 29, 2019, an increase of 190 basis points.
    Selling, general and administration expenses in the year ended January 3, 2021, were $366.8 million, an increase of $56.2 million from $310.6 million in the year ended December 29, 2019. The overall increase was driven by a $40.6 million legal reserve related to the settlement of U.S. class action litigation, a $19.8 million increase in personnel costs primarily due to incentive compensation and resource investments to support growth, a $5.3 million increase in professional and other fees including legal costs associated with the U.S. class action litigation, a $1.9 million increase in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation and unfavorable foreign exchange impacts of $0.7 million. These increases were partially offset by a $7.9 million reduction in travel expense and a $2.8 million decrease in advertising expense as a result of COVID-19, as well as a $1.4 million of incremental SG&A savings from our 2019 divestitures (net of acquisition).

MASONITE INTERNATIONAL CORPORATION

Restructuring Costs
    Restructuring costs in the year ended January 3, 2021, were $8.2 million, compared to $9.8 million in the year ended December 29, 2019. Restructuring costs in 2020 related to severance, retention and closure charges associated with the 2020, 2019 and 2018 Plans. Restructuring costs in 2019 related to severance, retention and closure charges associated with the 2019 and 2018 Plans.
Asset Impairment
    Asset impairment charges in the year ended January 3, 2021, were $51.5 million compared to $13.8 million in the year ended December 29, 2019. Asset impairment charges in 2020 resulted from a goodwill impairment charge recorded in our Architectural reporting unit. Refer to Note 14. Asset Impairment, in Item 8 of this Annual Report for additional information. Asset impairment charges in 2019 resulted from actions associated with the 2019 Plan.
Loss on Disposal of Subsidiaries
    Loss on disposal of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. Loss on disposal of subsidiaries was $2.1 million in the year ended January 3, 2021 compared to $14.3 million in the year ended December 29, 2019. The loss in the current year arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees. The loss in the prior year was related to the sale of WW and PDS. WW was sold for consideration of $2.2 million, net of cash disposed. PDS was sold for nominal consideration. Charges related to the disposition of WW and PDS consist of $8.3 million and $3.6 million, respectively, relating to the write-off of the net assets sold and other professional fees as well as $1.4 million and $1.0 million, respectively, relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
    Interest expense, net, in the year ended January 3, 2021, was $46.8 million, compared to $46.5 million in the year ended December 29, 2019, remaining relatively flat as compared to the 2019 period.
Loss on Extinguishment of Debt
    Loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized debt issuance costs. There was no loss on extinguishment of debt in the year ended January 3, 2021. Loss on extinguishment of debt was $14.5 million in the year ended December 29, 2019 and related to the redemption of senior unsecured notes. This charge represents the difference between the redemption price of our senior unsecured notes of $514.1 million and the net carrying amount of such notes of $499.6 million. In addition to the $500.0 million of principal, the redemption price included a make-whole premium of $14.1 million and the net carrying amount included unamortized debt issuance costs of $3.5 million, partially offset by unamortized premiums of $3.1 million.
Other (Income) Expense, Net
    Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the year ended January 3, 2021, was $5.2 million of income, compared to $2.0 million of expense in the year ended December 29, 2019. The change in other (income) expense, net is primarily due to a pre-tax pension settlement charge of $5.7 million recognized in the fourth quarter of 2019, a decrease in pension expense and a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, partially offset by a change in the fair value of plan assets in the deferred compensation rabbi trust.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
    Our income tax expense in the year ended January 3, 2021, was $28.6 million, a change of $11.3 million from $17.3 million of income tax expense in the year ended December 29, 2019. The increase in income tax expense is primarily due to (i) the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, (ii) nondeductible goodwill impairment charges related to prior stock acquisition of the Architectural reporting unit offset by (iii) the decrease in income tax expense attributable to recognition of capital loss carryforward deferred tax assets in Canada.
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
•    interest expense (income), net;
•    loss on extinguishment of debt;
•    other (income) expense, net;
•    income tax expense (benefit);
•    other items;
•loss (income) from discontinued operations, net of tax; and
•    net income (loss) attributable to non-controlling interest.
    The definition of Adjusted EBITDA was updated in the third quarter of 2020 to exclude other items as these charges are not part of our underlying business performance. This change had no impact to Adjusted EBITDA for the year ended December 29, 2019. This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2028 and 2026 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
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

MASONITE INTERNATIONAL CORPORATION

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
Adjusted EBITDA as a percentage of segment net sales	21.2%	15.7%	10.0%		16.1%

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$232,512	$46,219	$40,470	$(35,817)	$283,384
Adjusted EBITDA as a percentage of segment net sales	15.9%	14.4%	11.1%		13.0%
    The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$298,446	$16,964	$(40,869)	$(205,504)	$69,037
Plus:
Depreciation	35,868	9,838	11,651	10,993	68,350
Amortization	1,837	13,894	6,084	1,608	23,423
Share based compensation expense	—	—	—	19,423	19,423
Loss (gain) on disposal of property, plant and equipment	4,188	(93)	2,922	(783)	6,234
Restructuring costs	4,327	(37)	2,898	1,048	8,236
Asset impairment	—	—	51,515	—	51,515
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	46,807	46,807
Other (income) expense, net	(31)	(92)	—	(5,094)	(5,217)
Income tax expense	—	—	—	28,611	28,611
Other items (1)	—	—	—	40,550	40,550
Net income attributable to non-controlling interest	3,187	—	—	1,465	4,652
Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
____________
(1) Other items not part of our underlying business performance include $40,550 in legal reserves related to the settlement of U.S. class action litigation in the year ended January 3, 2021, and were recorded in selling, general and administration expenses within the consolidated statements of comprehensive income. Refer to Note 10. Commitments and Contingencies for additional information.

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$167,097	$2,664	$19,928	$(145,087)	$44,602
Plus:
Depreciation	35,992	11,604	11,343	11,797	70,736
Amortization	1,697	14,653	8,362	4,401	29,113
Share based compensation expense	—		—	10,023	10,023
Loss on disposal of property, plant and equipment	3,934	2,109	331	22	6,396
Restructuring costs	6,929	1,322	506	1,019	9,776
Asset impairment	13,767	—	—	—	13,767
Loss on disposal of subsidiaries	—	14,260	—	—	14,260
Interest expense, net	—	—	—	46,489	46,489
Loss on extinguishment of debt	—	—	—	14,523	14,523
Other expense (income), net	—	(393)	—	2,346	1,953
Income tax expense	—	—	—	17,309	17,309
Net income attributable to non-controlling interest	3,096	—	—	1,341	4,437
Adjusted EBITDA	$232,512	$46,219	$40,470	$(35,817)	$283,384
    Adjusted EBITDA in our North American Residential segment increased $115.3 million, or 49.6%, to $347.8 million in the year ended January 3, 2021, from $232.5 million in the year ended December 29, 2019. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $64.7 million and $55.9 million in 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development and share based compensation.
    Adjusted EBITDA in our Europe segment decreased $5.7 million, or 12.4%, to $40.5 million in the year ended January 3, 2021, from $46.2 million in the year ended December 29, 2019. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.0 million in both 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance and information technology.
    Adjusted EBITDA in our Architectural segment decreased $6.3 million or 15.5% to $34.2 million in the year ended January 3, 2021, from $40.5 million in the year ended December 29, 2019. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $10.8 million and $10.6 million in 2020 and 2019, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology and research and development.
Liquidity and Capital Resources
    Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures and share repurchases. As of January 3, 2021, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2021 to be approximately [$80 to $90 million.] On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
    We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of January 3, 2021, we had $364.7 million of cash and cash equivalents, availability under our ABL Facility of $216.5 million and availability under our AR Sales Program of $0.5 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Year Ended January 3, 2021, Compared with Year Ended December 29, 2019
    Cash provided by operating activities was $321.2 million during the year ended January 3, 2021, compared to $221.7 million during the year ended December 29, 2019. This $99.5 million increase in cash provided by operating activities was due to changes in net working capital, a $24.7 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items and a $22.4 million increase in other assets and liabilities in 2020 compared to 2019.
    Cash used in investing activities was $73.9 million during the year ended January 3, 2021, compared to $82.1 million cash used during the year ended December 29, 2019. This $8.2 million decrease in cash used in investing activities was primarily driven by a $9.8 million decrease in cash additions to property, plant and equipment and a $3.7 million increase in proceeds from the sale of property, plant and equipment, partially offset by a $3.8 million increase in cash paid for acquisitions, a $1.0 million decrease in cash obtained from the sale of subsidiaries in 2020 compared to 2019 and other investing outflows of $0.5 million.
    Cash used in financing activities was $54.1 million during the year ended January 3, 2021, compared to $89.4 million of cash used during the year ended December 29, 2019. This $35.3 million decrease in cash used in financing activities was driven by a $20.8 million decrease in cash used for debt-related transactions, a $16.2 million decrease in cash used for repurchases of common shares and a $0.3 million increase in cash used for tax withholding on share based awards, partially offset by a $2.0 million increase in distributions to non-controlling interests in 2020 compared to 2019.
Share Repurchases
    We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. On March 18, 2020 the share repurchase programs were temporarily suspended until the suspension was lifted during the third quarter of 2020. During the year ended January 3, 2021, we repurchased and retired 672,899 of our common shares in the open market at an aggregate cost of $43.7 million as part of the share repurchase programs. During the year ended December 29, 2019, we repurchased 1,170,925 of our common shares in the open market at an aggregate cost of $59.9 million. As of January 3, 2021, $100.3 million was available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
    Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of January 3, 2021, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
    We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of a customer that has had a material adverse effect on our results of operations. However, in light of COVID-19, it is possible that there could be an impact on our results of operations in a future period and this impact could be material.

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
Senior Notes
    On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, resulting in loss on extinguishment of debt of $14.5 million after paying the applicable premium of $14.1 million and writing off the unamortized premium of $3.1 million and unamortized debt issuance costs of $3.5 million
    We may redeem the 2028 Notes under certain circumstances specified therein. The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 3, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.
    On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the “2026 Notes”). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 Notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0 million aggregate principal amount of similar senior unsecured notes, resulting in loss on extinguishment of debt of $5.4 million after paying the applicable premium of $5.3 million and writing off the unamortized premium of $1.0 million and unamortized debt issuance costs of $1.1 million, with the balance of the proceeds available for general corporate purposes.
    We may redeem the 2026 Notes under certain circumstances specified therein. The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to

MASONITE INTERNATIONAL CORPORATION

exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 3, 2021, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
    The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restricts our ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of January 3, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
    Our obligations under the 2028 Notes and 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
    Our non-guarantor subsidiaries generated external net sales of $2.0 billion, $1.9 billion and $1.9 billion in the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $305.5 million, $241.6 million and $224.1 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. Our non-guarantor subsidiaries had total assets of $2.2 billion and $2.0 billion as of January 3, 2021, and December 29, 2019; and total liabilities of $935.3 million and $834.5 million as of January 3, 2021, and December 29, 2019, respectively.

MASONITE INTERNATIONAL CORPORATION

Contractual Obligations
    The following table presents our contractual obligations over the periods indicated as of January 3, 2021:

	Fiscal Year Ended
(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$800,000	$800,000
Scheduled interest payments	44,125	44,125	44,125	44,125	44,125	84,438	305,063
Operating leases	28,401	26,096	21,926	20,780	16,572	94,646	208,421
Finance leases	1,326	1,365	1,287	1,445	1,488	51,493	58,404
Pension contributions (1)	1,132	1,189	1,248	1,311	1,376	2,577	8,833
Total (2)	$74,984	$72,775	$68,586	$67,661	$63,561	$1,033,154	$1,380,721
____________
(1) Pension contributions relate to our United Kingdom pension plan.
(2) As of January 3, 2021, we have $8.8 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
Goodwill
    Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative impairment test during the third quarter of 2020 due to the continued decrease in demand in the Architectural door market due to COVID-19 in the current year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods where indicators that goodwill impairment was present in the Architectural reporting unit. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $51.5 million. The charge represents

MASONITE INTERNATIONAL CORPORATION

the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $111.0 million to $59.5 million. We performed a qualitative impairment test during the fourth quarter of 2020 and determined that goodwill was not impaired. Uncertainty associated with future forecasts, demand in the Architectural market and the duration of impacts from COVID-19 may result in the need to write down goodwill in the Architectural reporting unit to its fair value in the future. We utilize a combination of methods which are subject to significant judgments and uncertainties including market valuation and discounted cash flows to measure the fair value of our reporting units and to determine if there is any impairment of goodwill.
Intangible Assets
    Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. We performed a qualitative impairment test during the fourth quarter of 2020 and determined that indefinite-lived intangible assets were not impaired.
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

MASONITE INTERNATIONAL CORPORATION

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
Share Based Compensation Plan
    We have a share based compensation plan, which governs the issuance of common shares to employees as compensation through various grants of share instruments. We apply the fair value method of accounting using the Black-Scholes-Merton option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for the restricted stock units awarded is based on the fair value of the restricted stock units at the date of grant. Additionally, the compensation expense for certain performance based awards was determined using the Monte Carlo simulation method. There were no awards outstanding as of January 3, 2021, valued using this method. Compensation expense is recorded in the consolidated statements of comprehensive income and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the award, estimated risk free rate and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.
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
Foreign Exchange Rate Risk
    We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. In the years ended January 3, 2021, December 29, 2019, and December 30, 2018, approximately 29%, 32% and 36% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in

U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. Net gains from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars and upon deconsolidation of subsidiaries during the year ended January 3, 2021, were $19.8 million, which were primarily driven by the strengthening of the Pound Sterling, the Euro, the Canadian Dollar and the Czech Koruna, partially offset by weakening of the Mexican Peso in comparison to the U.S. Dollar during the period, along with liquidation of our legal entity in India.
    When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments and certain anticipated foreign currency transactions. We held no derivative financial instruments as of January 3, 2021, or December 29, 2019. If not mitigated by derivative financial instruments, price increases or other methods, a hypothetical 10% strengthening of the U.S. Dollar against all foreign currencies in the jurisdictions in which we operate would result in an approximate $61.7 million translational decrease in our net sales and an approximate $6.4 million translational decrease in our net income.
Interest Rate Risk
    We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of January 3, 2021, and December 29, 2019, there were no outstanding borrowings under our ABL Facility.
Impact of Inflation, Deflation and Changing Prices
    We have experienced inflation and deflation related to our purchase of certain commodity products. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing and other actions, which typically offset only a portion of the adverse impact. Inflation and deflation related to our purchases of certain commodity products could have an adverse impact on our operating results in the future. A hypothetical 10% inflationary increase in our material cost of goods sold would result in approximately $84.0 million of increased consolidated cost of goods sold. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, is expected to impact our business and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Masonite International Corporation (the Company) as of January 3, 2021 and December 29, 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended January 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

        Valuation of Goodwill related to the Architectural Reporting Unit

Description of the Matter
At January 3, 2021, the Company’s goodwill was $138.7 million, of which $59.5 million related to the Architectural reporting unit. As discussed in Notes 1, 7 and 14 of the consolidated financial statements, the Company’s goodwill is assigned to its reporting units as of the acquisition date and is tested for impairment at least annually at the reporting unit level during the fourth quarter of the fiscal year or whenever changes in circumstances may indicate the carrying amounts may not be recoverable. As more fully described in Notes 7 and 14 of the consolidated financial statements, during the third quarter of 2020, the Company determined the continued decreased demand in the Architectural door market due to the impact of COVID-19 in the current year along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural reporting unit. As a result, the Company performed an interim impairment test, concluded that the reporting unit was impaired, and recorded a goodwill impairment charge of $51.5 million. Subsequently, the Company performed its annual impairment test in the fourth quarter, and no additional impairment was recorded.
Auditing management’s goodwill impairment test for the Architectural reporting unit was complex and judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as net sales growth rates, EBITDA margins, and the discount rate, which are affected by expectations about future market or economic conditions, including industry and company-specific factors.

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
Tampa, Florida
February 25, 2021

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Net sales	$2,257,075	$2,176,683	$2,170,103
Cost of goods sold	1,684,571	1,699,000	1,734,797
Gross profit	572,504	477,683	435,306
Selling, general and administration expenses	366,772	310,567	266,193
Restructuring costs	8,236	9,776	1,624
Asset impairment	51,515	13,767	5,243
Loss on disposal of subsidiaries	2,091	14,260	—
Operating income	143,890	129,313	162,246
Interest expense, net	46,807	46,489	39,008
Loss on extinguishment of debt	—	14,523	5,414
Other (income) expense, net	(5,217)	1,953	(2,533)
Income before income tax expense	102,300	66,348	120,357
Income tax expense	28,611	17,309	23,813
Net income	73,689	49,039	96,544
Less: net income attributable to non-controlling interests	4,652	4,437	3,834
Net income attributable to Masonite	$69,037	$44,602	$92,710

Basic earnings per common share attributable to Masonite	$2.81	$1.77	$3.38
Diluted earnings per common share attributable to Masonite	$2.77	$1.75	$3.33

Comprehensive income:
Net income	$73,689	$49,039	$96,544
Other comprehensive income (loss):
Foreign currency translation gain (loss)	19,820	16,912	(40,880)
Pension and other post-retirement adjustment	(3,163)	962	(4,754)
Pension settlement charges	—	5,651	—
Amortization of actuarial net losses	1,002	1,798	1,291
Income tax benefit (expense) related to other comprehensive income (loss)	632	(2,230)	742
Other comprehensive income (loss), net of tax:	18,291	23,093	(43,601)
Comprehensive income	91,980	72,132	52,943
Less: comprehensive income attributable to non-controlling interests	4,837	4,780	3,000
Comprehensive income attributable to Masonite	$87,143	$67,352	$49,943
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	January 3, 2021	December 29, 2019
Current assets:
Cash and cash equivalents	$364,674	$166,964
Restricted cash	10,560	10,644
Accounts receivable, net	290,508	276,208
Inventories, net	260,962	242,230
Prepaid expenses and other assets	42,538	33,190
Income taxes receivable	1,124	4,819
Total current assets	970,366	734,055
Property, plant and equipment, net	625,126	625,585
Operating lease right-of-use assets	146,806	121,367
Investment in equity investees	14,636	16,100
Goodwill	138,692	184,192
Intangible assets, net	169,392	184,532
Deferred income taxes	25,331	25,945
Other assets	47,411	44,808
Total assets	$2,137,760	$1,936,584

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,211	$84,912
Accrued expenses	277,716	180,405
Income taxes payable	11,086	2,350
Total current liabilities	386,013	267,667
Long-term debt	792,242	790,984
Long-term operating lease liabilities	136,235	110,497
Deferred income taxes	73,073	83,465
Other liabilities	55,080	47,109
Total liabilities	1,442,643	1,299,722
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 24,422,934 and 24,869,921 shares issued and outstanding as of January 3, 2021, and December 29, 2019, respectively	552,969	558,514
Additional paid-in capital	223,666	216,584
Accumulated earnings (deficit)	20,385	(20,047)
Accumulated other comprehensive loss	(112,063)	(130,169)
Total equity attributable to Masonite	684,957	624,882
Equity attributable to non-controlling interests	10,160	11,980
Total equity	695,117	636,862
Total liabilities and equity	$2,137,760	$1,936,584
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	January 3, 2021	December 29, 2019	December 30, 2018
Total equity, beginning of period	$636,862	$622,305	$735,902
Share capital:
Beginning of period	558,514	575,207	624,403
Common shares issued for delivery of share based awards	8,269	8,396	11,375
Common shares issued under employee stock purchase plan	1,305	1,045	949
Common shares repurchased and retired	(15,119)	(26,134)	(61,520)
End of period	552,969	558,514	575,207
Additional paid-in capital:
Beginning of period	216,584	218,988	226,528
Share based compensation expense	19,423	10,023	7,681
Common shares issued for delivery of share based awards	(8,269)	(8,396)	(11,375)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(3,623)	(3,852)	(3,743)
Common shares issued under employee stock purchase plan	(449)	(179)	(103)
End of period	223,666	216,584	218,988
Accumulated earnings (deficit):
Beginning of period	(20,047)	(30,836)	(18,150)
Net income attributable to Masonite	69,037	44,602	92,710
Common shares repurchased and retired	(28,605)	(33,813)	(105,396)
End of period	20,385	(20,047)	(30,836)
Accumulated other comprehensive loss:
Beginning of period	(130,169)	(152,919)	(110,152)
Other comprehensive income (loss) attributable to Masonite, net of tax	18,106	22,750	(42,767)
End of period	(112,063)	(130,169)	(152,919)
Equity attributable to non-controlling interests:
Beginning of period	11,980	11,865	13,273
Net income attributable to non-controlling interests	4,652	4,437	3,834
Other comprehensive income (loss) attributable to non-controlling interests, net tax	185	343	(834)
Dividends to non-controlling interests	(6,657)	(4,665)	(4,408)
End of period	10,160	11,980	11,865
Total equity, end of period	$695,117	$636,862	$622,305

Common shares outstanding:
Beginning of period	24,869,921	25,835,664	28,369,877
Common shares issued for delivery of share based awards	209,407	186,242	223,487
Common shares issued under employee stock purchase plan	16,505	18,940	13,984
Common shares repurchased and retired	(672,899)	(1,170,925)	(2,771,684)
End of period	24,422,934	24,869,921	25,835,664
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	January 3, 2021	December 29, 2019	December 30, 2018
Net income	$73,689	$49,039	$96,544
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	2,091	14,260	—
Loss on extinguishment of debt	—	14,523	5,414
Depreciation	68,350	70,736	59,089
Amortization	23,423	29,113	28,583
Share based compensation expense	19,423	10,023	7,681
Deferred income taxes	(10,085)	3,292	10,563
Unrealized foreign exchange (gain) loss	(324)	320	700
Share of income from equity investees, net of tax	(2,811)	(2,626)	(2,164)
Dividend from equity investee	4,275	—	—
Pension and post-retirement funding, net of expense	(4,654)	(827)	(7,112)
Non-cash accruals and interest	1,601	57	857
Loss on sale of property, plant and equipment	6,234	6,396	3,470
Asset impairment	51,515	13,767	5,243
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,006)	6,723	(4,543)
Inventories	(15,568)	5,735	(1,192)
Prepaid expenses and other assets	(9,179)	(332)	(5,316)
Accounts payable and accrued expenses	107,129	4,742	11,909
Other assets and liabilities	19,077	(3,285)	(6,494)
Net cash flow provided by operating activities	321,180	221,656	203,232

Cash flows from investing activities:
Additions to property, plant and equipment	(72,908)	(82,720)	(82,380)
Acquisition of businesses, net of cash acquired	(5,814)	(2,029)	(157,363)
Issuance of note receivable	—	—	(12,000)
Proceeds from sale of subsidiaries, net of cash disposed	—	1,001	—
Proceeds from sale of property, plant and equipment	7,362	3,640	1,353
Other investing activities	(2,530)	(2,018)	(4,087)
Net cash flow used in investing activities	(73,890)	(82,126)	(254,477)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500,000	300,000
Repayments of long-term debt	(57)	(500,177)	(125,363)
Payment of debt extinguishment costs	—	(14,065)	(5,274)
Payment of debt issuance costs	—	(6,701)	(4,344)
Tax withholding on share based awards	(3,623)	(3,852)	(3,743)
Distributions to non-controlling interests	(6,657)	(4,665)	(4,408)
Repurchases of common shares	(43,724)	(59,947)	(166,916)
Net cash flow used in financing activities	(54,061)	(89,407)	(10,048)

Net foreign currency translation adjustment on cash	4,397	1,344	(1,130)
Increase (decrease) in cash, cash equivalents and restricted cash	197,626	51,467	(62,423)
Cash, cash equivalents and restricted cash, beginning of period	177,608	126,141	188,564
Cash, cash equivalents and restricted cash, at end of period	$375,234	$177,608	$126,141
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
Description of Business
    Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 61 manufacturing locations in eight countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
Basis of Presentation
    We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of January 3, 2021, and December 29, 2019, and for the years ended January 3, 2021, December 29, 2019, and December 30, 2018.
    Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Our 2020 fiscal year, which ended on January 3, 2021, contains 53 weeks of operating results, with the additional week occurring in the fourth quarter.
Changes in Accounting Standards and Policies
Adoption of Recent Accounting Pronouncements
    In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," which amended ASC 715, "Compensation—Retirement Benefits." This standard is applicable for employers that sponsor defined benefit pension or other postretirement plans, and eliminates disclosures no longer considered cost beneficial, clarifies specific disclosure requirements for entities that provide aggregate disclosures for two or more plans and adds requirements for explanations for significant gains and losses related to changes in benefit obligations. The guidance is effective for annual periods ending after December 15, 2020; early adoption is permitted and retrospective application is required. We adopted the new guidance using a retrospective approach as of January 3, 2021, the end of fiscal year 2020, and the adoption did not have a material impact on our financial statements or disclosures.
    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326),” which replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model. This standard applies to all financial assets, including trade receivables. Our current accounts receivable policy is described in detail in Note 1 and uses historical, current and forecasted information to estimate all expected credit losses in our existing account receivable balances. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted and modified retrospective application is required. We adopted the new guidance using a modified retrospective approach as of December 31, 2019, the beginning of fiscal year 2020, and the adoption did not have a material impact on our financial statements and no adjustment was necessary to retained earnings on December 31, 2019.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Other Recent Accounting Pronouncements not yet Adopted
    In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We did not early adopt and believe the adoption of this new guidance will not have a material impact on our financial statements or disclosures.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(b) Translation of consolidated financial statements into U.S. dollars:
    These consolidated financial statements are expressed in U.S. dollars. The accounts of the majority of our self-sustaining foreign operations are maintained in functional currencies other than the U.S. dollar. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. For our foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within other (income) expense, net in the consolidated statements of comprehensive income. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income for the periods presented.
(c) Cash and cash equivalents:
    Cash includes cash equivalents which are short-term highly liquid investments with original maturities of three months or less.
(d) Restricted cash:
    Restricted cash includes cash we have placed as collateral for standby letters of credit. The letters of credit guarantee payment to third parties in the event the company is in breach of contract terms as detailed in each letter of credit. As of January 3, 2021, and December 29, 2019, we had standby letters of credit totaling $2.5 million and $2.6 million, respectively. There were no amounts drawn upon these letters of credit as of January 3, 2021, or December 29, 2019.
(e) Accounts receivable:
    Our customers are primarily retailers, distributors and contractors. We record an allowance for credit losses at the time that accounts receivable are initially recorded based on the historical write-off experience and the current economic environment as well as our expectations of future economic conditions. We reassess the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within selling, general and administration expenses in the consolidated statements of comprehensive income. Generally, we do not require collateral for our accounts receivable.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(h) Leases:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(i) Goodwill:
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
    Goodwill is not amortized, but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analysis and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. There were no impairment charges recorded against goodwill in 2019 or 2018. For the year ended January 3, 2021, we recorded $51.5 million in impairment charges related to the Architectural reporting unit. See Note 14 for further information.
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
(j) Intangible assets:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(k) Income taxes:
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
    We account for uncertain taxes in accordance with ASC 740, “Income Taxes.” The initial benefit recognition model follows a two-step approach. First, we evaluate if the tax position is more likely than not of being sustained if audited based solely on the technical merits of the position. Second, we measure the appropriate amount of benefit to recognize. This is calculated as the largest amount of tax benefit that has a greater than 50% likelihood of ultimately being realized upon settlement. Subsequently at each reporting date, the largest amount that has a greater than 50% likelihood of ultimately being realized, based on information available at that date, will be measured and recognized.
    We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
(l) Employee future benefits:
    We maintain defined benefit pension plans. Benefits under the plans were frozen or curtailed at various times in the past. Earnings are charged with the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plans’ expected investment yields, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. Service cost components are recognized within cost of goods sold and non-service cost components are recognized within other (income) expense, net in the consolidated statements of comprehensive income. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation or fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members.
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
(m) Restructuring costs:
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
(n) Financial instruments:
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
(o) Share based compensation expense:
    We have a share based compensation plan, which is described in detail in Note 12. We apply the fair value method of accounting using comprehensive valuation models, including the Black-Scholes-Merton option pricing model, to determine the compensation expense.
(p) Revenue recognition:
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
(q) Product warranties:
    We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs within accrued expenses on the consolidated balance sheets, based on historical experience and we periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Balance at beginning of period	$4,414	$4,270	$2,189
Additions charged to expense	6,807	7,142	6,965
Deductions	(6,586)	(6,998)	(4,884)
Balance at end of period	$4,635	$4,414	$4,270

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(r) Vendor rebates:
    We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of comprehensive income and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.
(s) Advertising costs:
    We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of comprehensive income. Advertising costs were $10.8 million, $14.2 million and $12.6 million in the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.
(t) Research and development costs:
    We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of comprehensive income. These costs exclude the significant investments in other areas such as advanced automation. Research and development costs were $17.0 million, $7.2 million and $7.3 million in the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.
(u) Insurance losses and proceeds:
    All involuntary conversions of property, plant and equipment are recorded as losses within loss (gain) on disposal of property, plant and equipment, which is included within selling, general and administration expense in the consolidated statements of comprehensive income and as reductions to property, plant and equipment in the consolidated balance sheets. Any subsequent proceeds received for insured losses of property, plant and equipment are also recorded as gains within loss (gain) on disposal of property, plant and equipment, and are classified as cash flows from investing activities in the consolidated statements of cash flows in the period in which the cash is received. Proceeds received for business interruption recoveries are recorded as a reduction to selling, general and administration expense in the consolidated statements of comprehensive income and are classified as cash flows from operating activities in the consolidated statements of cash flows in the period in which an acknowledgment from the insurance carrier of settlement or partial settlement of a non-refundable nature has been presented to us.
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
(x) Use of estimates:
    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
during the reporting periods. During 2020, there were no material changes in the methods or policies used to establish estimates and assumptions. Actual results may differ from our estimates.
2. Acquisitions and Divestitures
2020 Acquisitions
    On December 4, 2020, we completed the acquisition of a Lowe's Companies, Inc. door fabrication facility in the United States for cash consideration of $3.9 million. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for the acquisition are not presented as they were not material for any period presented.
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
2018 Acquisitions
    On November 1, 2018, we completed the acquisition of the operating assets of Bridgewater Wholesalers Inc. (“BWI”) headquartered in Branchburg, New Jersey for cash consideration of $22.3 million, net of cash acquired. The excess purchase price over the fair value of net assets acquired of $3.7 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing North American Residential business and the goodwill is deductible for tax purposes.
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
    On January 29, 2018, we completed the acquisition of DW3 Products Holdings Limited (“DW3”) based in the UK for cash consideration of $96.3 million, net of cash acquired The excess purchase price over the fair value of net assets acquired of $33.6 million was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing United Kingdom business. This goodwill is not deductible for tax purposes and relates to the Europe segment.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. Accounts Receivable
    Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 53.1% and 44.9% of total accounts receivable as of January 3, 2021, and December 29, 2019, respectively. Our largest customer, The Home Depot, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of January 3, 2021, and December 29, 2019. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either January 3, 2021, or December 29, 2019.
    The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Balance at beginning of period	$1,752	$2,109	$1,785
Additions charged to expense	1,443	78	676
Deductions	(386)	(435)	(352)
Balance at end of period	$2,809	$1,752	$2,109

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
4. Inventories
    The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	January 3, 2021	December 29, 2019
Raw materials	$191,784	$179,155
Finished goods	75,483	70,211
Provision for obsolete or aged inventory	(6,305)	(7,136)
Inventories, net	$260,962	$242,230
    We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Balance at beginning of period	$7,136	$7,764	$7,769
Additions charged to expense	5,150	4,159	3,146
Deductions	(5,981)	(4,787)	(3,151)
Balance at end of period	$6,305	$7,136	$7,764
5. Property, Plant and Equipment
    The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	January 3, 2021	December 29, 2019
Land	$25,572	$29,706
Buildings	215,600	207,318
Machinery and equipment	757,289	741,954
Property, plant and equipment, gross	998,461	978,978
Accumulated depreciation	(373,335)	(353,393)
Property, plant and equipment, net	$625,126	$625,585
    Total depreciation expense was $68.4 million, $70.7 million, and $59.1 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Leases
    The following table summarizes the components of lease expense recorded in the consolidated statements of comprehensive income for the periods indicated:

(In thousands)	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Operating lease expense	$38,922	$39,025	$32,306
Finance lease expense
Amortization of leased assets	882	649	—
Interest on lease liabilities	1,458	1,063	—
Total lease expense	$41,262	$40,737	$32,306
    The following table includes a detail of lease assets and liabilities included in the consolidated balance sheet as of the period indicated:

(In thousands)	January 3, 2021
Operating lease right-of-use assets	$146,806
Finance lease right-of-use assets (1)	24,796
Total lease assets, net	$171,602

Current portion of operating lease liabilities	$22,667
Long-term operating lease liabilities	136,235
Long-term finance lease liabilities	26,926
Total lease liabilities	$185,828
____________
(1) Net of accumulated amortization of $1.5 million.
    The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases as of the period indicated:

January 3, 2021
Weighted-average remaining lease term (years)
Operating leases	10.4
Finance leases	28.6
Weighted-average discount rate (1)
Operating leases	4.4%
Finance leases	5.4%
____________
(1) Based on the Company's incremental borrowing rate at lease commencement or modification.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    As of January 3, 2021, the future minimum lease payments under non-cancelable leases are as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year:
2021	$28,401	$1,326
2022	26,096	1,365
2023	21,926	1,287
2024	20,780	1,445
2025	16,572	1,488
Thereafter	94,646	51,493
Total minimum lease payments	208,421	58,404
Less imputed interest	(49,519)	(31,478)
Present value of future lease payments	$158,902	$26,926
    As of January 3, 2021, we had no additional undiscounted commitments for operating leases that had not yet commenced.
7. Goodwill and Intangible Assets
    Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 30, 2018	$6,189	$63,220	$110,888	$180,297
Goodwill from 2019 acquisitions	—	1,083	—	1,083
Measurement period adjustment	390	171	—	561
Foreign exchange fluctuations	11	2,128	112	2,251
December 29, 2019	6,590	66,602	111,000	184,192
Goodwill from 2020 acquisitions	3,132	—	—	3,132
Goodwill impairment	—	—	(51,515)	(51,515)
Foreign exchange fluctuations	8	2,837	38	2,883
January 3, 2021	$9,730	$69,439	$59,523	$138,692
    During the year ended December 29, 2019, we finalized the purchase price allocation for the BWI and Top Doors acquisitions, which resulted in increases of $0.4 million and $0.2 million, respectively, in goodwill due to final working capital adjustments. In the third quarter of 2020, we determined the continued decreased demand in the Architectural door market due to the impact of COVID-19 in the current year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural reporting unit. A goodwill impairment charge of $51.5 million was recorded to selling, general and administration expenses. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $111.0 million to $59.5 million. See Note 14 for further information. We performed an annual qualitative impairment test of each of our reporting units during the fourth quarter of 2020 and determined that goodwill was not further impaired.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	January 3, 2021			December 29, 2019
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$178,078	$(119,689)	$58,389	$173,856	$(101,055)	$72,801
Patents	33,573	(26,211)	7,362	31,176	(23,784)	7,392
Software	35,620	(33,041)	2,579	33,928	(32,529)	1,399
Trademarks and tradenames	34,604	(10,862)	23,742	33,350	(7,324)	26,026
Other	966	(964)	2	962	(527)	435
Total definite life intangible assets	282,841	(190,767)	92,074	273,272	(165,219)	108,053
Indefinite life intangible assets:
Trademarks and tradenames	77,318	—	77,318	76,479	—	76,479
Total intangible assets	$360,159	$(190,767)	$169,392	$349,751	$(165,219)	$184,532
    Amortization of intangible assets was $22.2 million, $28.2 million and $27.7 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of comprehensive income.
    The estimated future amortization of intangible assets with definite lives as of January 3, 2021, is as follows:

(In thousands)
Fiscal year:
2021	$19,679
2022	16,231
2023	14,725
2024	13,129
2025	10,962
8. Accrued Expenses
    The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	January 3, 2021	December 29, 2019
Accrued payroll	$86,517	$60,876
Accrued rebates	49,531	33,556
Current portion of operating lease liabilities	22,667	20,980
Accrued interest	16,435	16,913
Accrued legal settlement	40,000	—
Other accruals	62,566	48,080
Total accrued expenses	$277,716	$180,405

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Long-Term Debt

(In thousands)	January 3, 2021	December 29, 2019
5.375% senior unsecured notes due 2028	$500,000	$500,000
5.750% senior unsecured notes due 2026	300,000	300,000
Debt issuance costs	(8,694)	(9,985)
Other long-term debt	936	969
Total long-term debt	$792,242	$790,984
    Interest expense on our long-term debt was $45.5 million, $46.1 million and $38.7 million for years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively, and primarily related to our consolidated indebtedness under senior unsecured notes. Debt issuance costs incurred in connection with the 2028 Notes and the 2026 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.
5.375% Senior Notes due 2028
    On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, resulting in loss on extinguishment of debt of $14.5 million after paying the applicable premium of $14.1 million and writing off the unamortized premium of $3.1 million and unamortized debt issuance costs of $3.5 million.
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
    The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 3, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.750% Senior Notes due 2026
    On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the “2026 Notes”). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bear interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2026 Notes using the effective interest method. The net proceeds from issuance of the 2026 Notes were used to redeem $125.0 million aggregate principal amount of similar senior unsecured notes, resulting in loss on extinguishment of debt of $5.4 million after paying the applicable premium of $5.3 million and writing off the unamortized premium of $1.0 million and unamortized debt issuance costs of $1.1 million, with the balance of the proceeds available for general corporate purposes.
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
    The indenture governing the 2026 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2026 Notes. In addition, if in the future the 2026 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2026 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 3, 2021, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
    The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 3, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $216.5 million under our ABL Facility and there were no amounts outstanding as of January 3, 2021.
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
Antitrust Class Action Proceedings - United States
    On October 19, 2018, a purported class action complaint was filed against us and JELD-WEN, Inc. (“JELD-WEN”) in the United States District Court for the Eastern District of Virginia, Richmond Division, purporting to represent a class of direct purchasers of interior molded doors alleging, among other things, that defendants conspired to fix prices on, and to eliminate competition with respect to, interior molded doors. The complaint asserts violations of Section 1 of the Sherman Act and seeks treble damages and costs of suit, including reasonable attorneys’ fees, prejudgment and post-judgment interest, and injunctive relief. On December 11, 2018, a purported class action complaint with substantially similar allegations under various state antitrust or unfair competition laws and the Sherman Act was filed in the United States District Court for the Eastern District of Virginia, Richmond Division, by several individuals and companies purporting to represent classes of certain indirect purchasers of interior molded doors. The complaint seeks damages (including statutory minimum, multiple, or exemplary damages, where available), reasonable attorneys’ fees, prejudgment and post-judgment interest, and injunctive relief. Several other complaints with substantially similar allegations were subsequently filed in the same court by additional plaintiffs who also sought to represent purported classes of direct or indirect purchasers seeking similar damages and relief. These multiple complaints have been consolidated into two proceedings-one for direct purchasers and another for indirect purchasers-both before the same judge in the United States District Court for the Eastern District of Virginia, Richmond Division.
    On August 31, 2020, the Company, and its co-defendant JELD-WEN, Inc., entered into a settlement agreement with the named plaintiffs representing a class of direct purchasers of interior molded and pre-hung doors included in In re: Interior Molded Doors Direct Purchaser Antitrust Litigation, a consolidated antitrust class action pending in the United States District Court for the Eastern District of Virginia (the “Court”). As part of the direct purchaser settlement, each defendant agreed to make a payment of $28.0 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the date of preliminary Court approval. Also, on September 4, 2020, the Company and its co-defendant, JELD-WEN, Inc., entered into a settlement agreement with the named plaintiffs representing a class of indirect purchasers of interior molded and pre-hung doors included in In re: Interior Molded Doors Indirect Purchaser Antitrust Litigation. As part of the indirect purchaser settlement, each defendant agreed to make a payment of $9.75 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the date of execution of the settlement agreement. In the settlement agreements the Company denied any wrongdoing. At a hearing held on October 8, 2020, the Court verbally advised the parties of its intent to grant preliminary approval of the settlements which under local court rules remained subject to the Court entering a written order granting formal preliminary approval. On December 10, 2020, the Court indicated it would grant formal preliminary approval subject to the parties making certain expert reports public. Thereafter the defendants and the lawyers representing the class of direct purchaser plaintiffs engaged in further negotiations regarding their settlement which resulted in the amount to be paid by each defendant being increased to $30.8 million. Both settlements have received formal preliminary Court approval and are subject to final Court approval and other conditions set forth in the respective settlement agreements. The final Court approval hearing date for the direct purchaser settlement has been set for June 1, 2021, and the final approval hearing date for the indirect purchaser settlement has been set for July 13, 2021. During the year ended January 3, 2021, we

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
recorded a legal reserve of $40.55 million in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.
Antitrust Class Action Proceedings - Canada
    In addition, on May 19, 2020, an intended class proceeding was commenced in the Province of Québec, Canada naming as defendants Masonite Corporation, Corporation Internationale Masonite, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. On December 22, 2020, the parties filed a motion with the court seeking to stay the proceeding.
    Also, on October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. On January 15, 2021, the plaintiff advised that they would be filing a motion to amend the complaint seeking to replace the named representative plaintiff and to amend the alleged conspiracy period. This proceeding is at an early stage. The plaintiff will serve its certification record by March 21, 2021, and the parties will then confer to prepare a mutually agreeable timeline for the steps leading up to the plaintiff's certification motion and will update the court by way of a case conference on or before May 31, 2021. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
    While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition or results of operations.
General
    In addition to the above, from time to time, we are involved in various claims and legal actions, including but not limited to wage and hour and labor lawsuits. In the opinion of management, the ultimate disposition of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
    The transaction price recognized as revenue and accounts receivable is determined based upon a number of estimates, including:
•Incentive-based volume rebates, which are based on individual rebate agreements with our customers, as well as historical and expected performance of each individual customer,
•Estimated sales returns, which are based on historical returns as a percentage of revenues, and
•Adjustments for early payment discounts offered by us.
    Contract assets are represented by our trade accounts receivable balances on the consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of January 3, 2021, or December 29, 2019. Our warranties are assurance-type warranties and do not represent separate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
performance obligations to our customers. There were no material impairment losses related to contract assets during the years ended January 3, 2021, December 29, 2019, or December 30, 2018.
12. Share Based Compensation Plans
    Share-based compensation expense was $19.4 million, $10.0 million and $7.7 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. As of January 3, 2021, the total remaining unrecognized compensation expense related to share based compensation amounted to $15.2 million, which will be amortized over the weighted average remaining requisite service period of 1.4 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a straight-line approach, depending on the terms of the individual award, and is classified within selling, general and administration expenses in the consolidated statements of comprehensive income. All forfeitures are accounted for as they occur. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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
    On July 12, 2012, the Board of Directors adopted the Masonite International Corporation 2012 Equity Incentive Plan, which was amended on June 21, 2013, by our Board of Directors, further amended and restated by our Board of Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan"). The 2012 Plan was adopted because the Board of Directors believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The 2012 Plan permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The 2012 Plan is effective for ten years from the date of its adoption. Awards granted under the 2012 Plan are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the 2012 Plan in the form of a performance award. The 2012 Plan may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 plan that may expire or be forfeited or cancelled. As of January 3, 2021, there were 785,156 shares of common stock available for future issuance under the 2012 Plan.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
    Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other (income) expense, net in the consolidated statements of comprehensive income. The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of January 3, 2021, the liability and asset relating to deferred compensation had a fair value of $6.9 million and $6.7 million, respectively. As of December 29, 2019, the liability and asset relating to deferred compensation had a fair value of $6.8 million and $7.0 million, respectively. Any gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of comprehensive income.
    As of January 3, 2021, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
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
    The total fair value of SARs vested was $1.0 million, $1.1 million and $0.7 million, in the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.

Twelve months ended January 3, 2021	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	404,447	$7,615	$53.62	4.7
Granted	32,435		83.39
Exercised	(209,793)	7,033	48.59
Forfeited	(19,995)		62.10
Outstanding, end of period	207,094	$7,409	$62.56	7.5

Exercisable, end of period	94,883	$3,736	$58.97	6.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Twelve months ended December 29, 2019	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	514,313	$7,254	$39.01	4.6
Granted	111,230		57.29
Exercised	(212,767)	9,379	19.68
Forfeited	(8,329)		67.24
Outstanding, end of period	404,447	$7,615	$53.62	4.7

Exercisable, end of period	230,440	$5,675	$47.92	2.5

Twelve months ended December 30, 2018	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	537,930	$23,263	$32.00	4.5
Granted	69,752		65.00
Exercised	(93,369)	4,731	18.03
Outstanding, end of period	514,313	$7,254	$39.01	4.6

Exercisable, end of period	391,428	$7,254	$30.20	3.4
    The value of SARs granted in the year ended January 3, 2021, as determined using the Black-Scholes-Merton valuation model, was $0.7 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

	2020 Grants	2019 Grants	2018 Grants
SAR value (model conclusion)	$20.56	$12.26	$18.63
Risk-free rate	1.2%	2.2%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	22.6%	21.9%	22.8%
Expected term (years)	6.0	6.0	6.0
Restricted Stock Units
    We have granted Restricted Stock Units ("RSUs") to directors and certain employees under the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
	January 3, 2021		December 29, 2019		December 30, 2018
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	523,207	$59.58	429,027	$66.03	417,598	$66.14
Granted	218,943	79.71	303,740	56.31	227,487	63.55
Performance adjustment (1)	(59,936)	67.50	(21,953)	57.51	25,046	63.49
Delivered	(115,340)	60.30	(120,982)	62.03	(169,830)	64.16
Withheld to cover (2)	(16,234)		(20,024)		(45,117)
Forfeited	(62,583)	53.80	(46,601)	63.62	(26,157)	68.86
Outstanding, end of period	488,057	$68.15	523,207	$59.58	429,027	$66.03
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
    Approximately two-thirds of the RSUs granted during the year ended January 3, 2021, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended January 3, 2021, was $17.5 million and is being recognized over the weighted average requisite service period of 2.2 years. During the year ended January 3, 2021, there were 131,574 RSUs vested at a fair value of $7.9 million.
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
    In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
closure charges and will continue through 2021. As of January 3, 2021, we expect to incur approximately $3 million to $4 million of additional charges related to the 2020 Plan.
    In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2021. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 14. In the fourth quarter of 2019, we initiated additional restructuring actions related to both manufacturing capacity and reduction of our overhead and selling, general and administration workforce. As of January 3, 2021, we expect to incur approximately $3 million to $4 million of additional charges related to the 2019 Plan.
    During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 14. As of January 3, 2021, we do not expect to incur any material future charges related to the 2018 Plan.
    Other plans initiated in prior years did not have a material impact on the consolidated statements of comprehensive income or consolidated statements of cash flows for the years ended January 3, 2021, December 29, 2019, or December 30, 2018, or on the consolidated balance sheets as of January 3, 2021, or December 29, 2019.
    The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2020 Plan	$29	$—	$1,733	$—	$1,762
2019 Plan	3,863	(37)	1,165	1,048	6,039
2018 Plan	435	—	—	—	435
Total Restructuring Costs	$4,327	$(37)	$2,898	$1,048	$8,236

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$5,459	$396	$506	$1,019	$7,380
2018 Plan	1,470	926	—	—	2,396
Total Restructuring Costs	$6,929	$1,322	$506	$1,019	$9,776

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Total
2018 Plan	$275	$1,349	$1,624
Total Restructuring Costs	$275	$1,349	$1,624

	Cumulative Amount Incurred Through
	January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2020 Plan	$29	$—	$1,733	$—	$1,762
2019 Plan	9,322	359	1,671	2,067	13,419
2018 Plan	2,180	2,275	—	—	4,455
Total Restructuring Costs	$11,531	$2,634	$3,404	$2,067	$19,636
    The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	January 3, 2021
2020 Plan	$—	$1,506	$256	$(270)	$1,492
2019 Plan	1,535	1,752	4,287	(7,283)	291
2018 Plan	—	163	272	(435)	—
Total	$1,535	$3,421	$4,815	$(7,988)	$1,783

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	December 29, 2019
2019 Plan	$—	$5,100	$2,280	$(5,845)	$1,535
2018 Plan	596	1,995	401	(2,992)	—
Other	58	—	—	(58)	—
Total	$654	$7,095	$2,681	$(8,895)	$1,535

(In thousands)	December 31, 2017	Severance	Closure Costs	Cash Payments	December 30, 2018
2018 Plan	$—	$859	$765	$(1,028)	$596
Other	284	—	—	(226)	58
Total	$284	$859	$765	$(1,254)	$654
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    During the year ended January 3, 2021, we recognized asset impairment charges of $51.5 million related to the Architectural reporting unit, as a result of continued decreased demand in the Architectural door market due to the impact of COVID-19 in the current year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural unit. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $51.5 million. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value. The fair value of the reporting unit was determined to be $59.5 million, compared to a book value of $111.0 million, with the difference representing the asset impairment charge recorded in the condensed consolidated statements of comprehensive income.
     During the year ended December 29, 2019, we recognized asset impairment charges of $13.8 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset group was determined to be $9.4 million, solely based upon the market value of the property, plant and equipment, compared to a book value of $23.2 million, with the difference representing the asset impairment charge recorded in the consolidated statements of comprehensive income.
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
15. Income Taxes
    For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Income before income tax expense:
Canada	$54,355	$21,345	$19,552
Foreign	47,945	45,003	100,805
Total income before income tax expense	$102,300	$66,348	$120,357

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    Income tax expense for income taxes consists of the following:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Current income tax expense:
Canada	$8,283	$7,600	$7,997
Foreign	30,413	6,417	5,253
Total current income tax expense:	38,696	14,017	13,250

Deferred income tax (benefit) expense:
Canada	(235)	1,497	122
Foreign	(9,850)	1,795	10,441
Total deferred income tax (benefit) expense:	(10,085)	3,292	10,563
Income tax expense	$28,611	$17,309	$23,813
    The Canadian statutory rate is 26.5%, 26.7% and 26.5% for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. A summary of the differences between expected income tax expense calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) follows:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Income tax expense computed at statutory income tax rate	$27,130	$17,702	$31,895
Foreign rate differential	(4,900)	(4,503)	(4,926)
Permanent differences	(1,286)	1,195	(1,822)
Disposal of subsidiaries	493	2,751	(21)
Income attributable to a permanent establishment	2,253	148	1,873
Change in valuation allowance	(9,271)	(1,463)	3,878
Tax exempt income	—	(2,451)	(5,673)
Income tax credits	(1,831)	(1,869)	(3,252)
Foreign exchange gains (losses)	738	(991)	(2,683)
Goodwill impairment	7,965	—	—
Limitation on executive compensation	2,209	773	2,038
Withholding and other taxes	2,435	2,006	3,631
Nondeductible interest	1,714	4,814	—
Other	962	(803)	(1,125)
Income tax expense	$28,611	$17,309	$23,813

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    Deferred tax assets arise from available net operating losses and deductions. Our ability to use those net operating losses is dependent upon our results of operations in the tax jurisdictions in which such losses or deductions arose. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Deferred tax assets:
Non-capital loss carryforwards	$13,860	$23,363
Capital loss carryforwards	9,375	9,740
Deferred interest expense	6,845	10,181
Pension and post-retirement liability	679	925
Accruals and reserves currently not deductible for tax purposes	31,378	19,222
Share based compensation	4,630	3,220
Income tax credits	5,083	6,632
Lease right-of-use assets	48,467	40,921
Other	668	2,075
Total deferred tax assets	120,985	116,279
Valuation allowance	(5,970)	(15,569)
Total deferred tax assets, net of valuation allowance	115,015	100,710
Deferred tax liabilities:
Plant and equipment	(79,208)	(77,882)
Intangibles	(26,866)	(32,491)
Basis difference in subsidiaries	(7,354)	(7,771)
Unrealized foreign exchange gain	(1,534)	(328)
Lease liabilities	(44,673)	(37,930)
Other	(3,122)	(1,828)
Total deferred tax liabilities	(162,757)	(158,230)
Net deferred tax liability	$(47,742)	$(57,520)
    Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
    As of January 3, 2021, and December 29, 2019, a valuation allowance of $6.0 million and $15.6 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Costa Rica and the United Kingdom. For the year ended January 3, 2021, we recorded a net valuation allowance release of $7.7 million on the basis of managements reassessment of the amount of our Canada capital loss carryforward deferred tax assets that are more likely than not to be realized. The amount of the assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Balance at beginning of period	$15,569	$16,373	$13,912
Additions charged to expense and other	851	2,863	12,590
Deductions	(10,450)	(3,667)	(10,129)
Balance at end of period	$5,970	$15,569	$16,373
    The losses carried forward for tax purposes are available to reduce future taxable income by $55.5 million. We can apply these losses against future taxable income based on the period of expiration as follows:

(In thousands)	Canada	Other Foreign	Total
2021-2026	$—	$3,586	$3,586
2027-2041	36,027	—	36,027
Indefinitely	—	15,892	15,892
Total tax losses carried forward	$36,027	$19,478	$55,505
    We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $1.3 million on these gross net operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of January 3, 2021, will be accounted for as a reduction of income tax expense.
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
    As of January 3, 2021, and December 29, 2019, our unrecognized tax benefits were $8.1 million and $8.2 million, respectively, excluding interest and penalties. Included in the balance of unrecognized tax benefits as of January 3, 2021, and December 29, 2019, are $8.8 million and $5.8 million, respectively, of tax benefits that, if recognized, would favorably impact the effective tax rate. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Unrecognized tax benefit at beginning of period	$8,156	$9,084	$8,560
Gross increases in tax positions in current period	62	46	508
Gross decreases in tax positions in prior period	(110)	(973)	(244)
Gross increases in tax positions in prior period	1	—	274
Lapse of statute of limitations	(1)	(1)	(14)
Unrecognized tax benefit at end of period	$8,108	$8,156	$9,084

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended January 3, 2021, December 29, 2019, and December 30, 2018, we recorded accrued interest of $0.6 million, $0.3 million and $0.5 million, respectively. Additionally, we have recognized a liability for penalties of $0.3 million, $0.4 million and $0.4 million, and interest of $3.1 million, $2.9 million and $3.3 million, respectively.
    We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.
    We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of January 3, 2021, the 2016 tax year is subject to Canadian income tax examination. We are no longer subject to U.S. federal tax examinations for years prior to 2017. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2017, those attributes can still be audited when utilized on returns subject to audit. In state and local jurisdictions, we are no longer subject to income tax examination for years prior to 2014.
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

	Year Ended
(In thousands, except share and per share information)	January 3, 2021	December 29, 2019	December 30, 2018
Net income attributable to Masonite	$69,037	$44,602	$92,710

Shares used in computing basic earnings per share	24,569,727	25,130,027	27,412,268
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	373,451	322,695	452,960
Shares used in computing diluted earnings per share	24,943,178	25,452,722	27,865,228

Basic earnings per common share attributable to Masonite	$2.81	$1.77	$3.38
Diluted earnings per common share attributable to Masonite	$2.77	$1.75	$3.33

Anti-dilutive instruments excluded from diluted earnings per common share	215,563	295,879	120,881
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
•    other (income) expense, net;
•    income tax expense (benefit);
•    other items;
•    loss (income) from discontinued operations, net of tax; and
•    net income (loss) attributable to non-controlling interest.
    This definition of Adjusted EBITDA was updated in the third quarter of 2020 to exclude other items as these charges are not part of our underlying business performance. This change had no impact to Adjusted EBITDA for the years ended December 29, 2019, and December 30, 2018. The definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2028 and 2026 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
    Certain information with respect to reportable segments is as follows for the periods indicated:

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,640,323	$260,834	$358,049	$19,947	$2,279,153
Intersegment sales	(2,204)	(2,721)	(17,153)	—	(22,078)
Net sales to external customers	$1,638,119	$258,113	$340,896	$19,947	$2,257,075

Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
Depreciation and amortization	37,705	23,732	17,735	12,601	91,773
Interest expense, net	—	—	—	46,807	46,807
Income tax expense	—	—	—	28,611	28,611

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,469,194	$323,137	$380,300	$23,941	$2,196,572
Intersegment sales	(3,386)	(1,506)	(14,997)	—	(19,889)
Net sales to external customers	$1,465,808	$321,631	$365,303	$23,941	$2,176,683

Adjusted EBITDA	$232,512	$46,219	$40,470	$(35,817)	$283,384
Depreciation and amortization	37,689	26,257	19,705	16,198	99,849
Interest expense, net	—	—	—	46,489	46,489
Income tax expense	—	—	—	17,309	17,309

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 30, 2018
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,458,957	$371,069	$340,609	$22,869	$2,193,504
Intersegment sales	(4,198)	(2,066)	(17,137)	—	(23,401)
Net sales to external customers	$1,454,759	$369,003	$323,472	$22,869	$2,170,103

Adjusted EBITDA	$202,465	$44,985	$37,742	$(17,256)	$267,936
Depreciation and amortization	31,425	24,638	19,667	11,942	87,672
Interest expense, net	—	—	—	39,008	39,008
Income tax benefit	—	—	—	23,813	23,813
    A reconciliation of our consolidated Adjusted EBITDA to net income attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Net income attributable to Masonite	$69,037	$44,602	$92,710
Plus:
Depreciation	68,350	70,736	59,089
Amortization	23,423	29,113	28,583
Share based compensation expense	19,423	10,023	7,681
Loss on disposal of property, plant and equipment	6,234	6,396	3,470
Restructuring costs	8,236	9,776	1,624
Asset impairment	51,515	13,767	5,243
Loss on disposal of subsidiaries	2,091	14,260	—
Interest expense, net	46,807	46,489	39,008
Loss on extinguishment of debt	—	14,523	5,414
Other (income) expense, net	(5,217)	1,953	(2,533)
Income tax expense	28,611	17,309	23,813
Other items (1)	40,550	—	—
Net income attributable to non-controlling interest	4,652	4,437	3,834
Adjusted EBITDA	$363,712	$283,384	$267,936
____________
(1) Other items not part of our underlying business performance include $40,550 in legal reserves related to the settlement of U.S. class action litigation in the year ended January 3, 2021, and were recorded in selling, general and administration expenses within the consolidated statements of comprehensive income. Refer to Note 10. Commitments and Contingencies for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Net sales to external customers:
Interior products	$1,479,196	$1,427,459	$1,429,532
Exterior products	647,241	628,301	612,888
Components	130,638	120,923	127,683
Total	$2,257,075	$2,176,683	$2,170,103
    Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Net sales to external customers from facilities in:
United States	$1,595,398	$1,483,697	$1,388,680
Canada	319,937	304,497	329,292
United Kingdom	218,382	281,888	328,669
Other	123,358	106,601	123,462
Total	$2,257,075	$2,176,683	$2,170,103
    In the years ended January 3, 2021, December 29, 2019, and December 30, 2018, net sales to The Home Depot, Inc., were $411.1 million, $372.4 million and $385.3 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.
    Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment is as follows as of the dates indicated:

(In thousands)	January 3, 2021	December 29, 2019
United States	$403,126	$396,914
Canada	61,201	63,786
Other	160,799	164,885
Total	$625,126	$625,585
18. Employee Future Benefits
United States Defined Benefit Pension Plan
    We have a defined benefit pension plan covering certain active and former employees in the United States (“U.S.”). Benefits under the plan were frozen at various times in the past. On December 9, 2020, the Board of Directors approved a resolution to terminate the defined benefit pension plan and we initiated the process to terminate and annuitize the plan, which will continue into 2021. The measurement date used for the accounting valuation of the defined benefit pension plan was January 3, 2021. Information about the U.S. defined benefit pension plan is as follows for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Components of net periodic benefit cost:
Service cost	$309	$548	$670
Interest cost	2,183	3,423	3,322
Expected return on assets	(5,328)	(5,723)	(6,253)
Amortization of actuarial net losses	662	1,521	1,149
Settlement loss	—	5,651	—
Net pension (benefit) expense	$(2,174)	$5,420	$(1,112)
    During the fourth quarter of 2019, the plan purchased annuity contracts to settle liabilities for certain fully vested participants associated with benefits arising under the plan. Payments related to this offer were made from existing plan assets to settle the liabilities. As a result, total lump sum payments exceeded annual service and interest costs in 2019, and we recognized a pre-tax pension settlement charge of $5.7 million in the fourth quarter of 2019. This non-cash charge is recorded within other (income) expense, net in the consolidated statements of comprehensive income.
    Information with respect to the assets, liabilities and net accrued benefit obligation of the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Pension assets:
Fair value of plan assets, beginning of year	$79,422	$86,992
Company contributions	1,250	5,000
Actual return on plan assets	10,113	17,030
Plan settlements	—	(23,556)
Benefits paid	(3,965)	(5,560)
Administrative expenses paid	(356)	(484)
Fair value of plan assets, end of year	86,464	79,422
Pension liability:
Accrued benefit obligation, beginning of year	78,557	95,171
Current service cost	309	548
Interest cost	2,183	3,423
Plan settlements	—	(23,556)
Actuarial loss	8,602	9,015
Benefits paid	(3,965)	(5,560)
Administrative expenses paid	(356)	(484)
Accrued benefit obligation, end of year	85,330	78,557
Net plan assets, end of year	$1,134	$865
    There were $8.6 million of actuarial losses during fiscal year 2020 primarily as a result of a change in the discount rate from 3.28% to 2.39%. There were no material changes to any other key assumptions nor was there a significant demographic gain or loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    Amounts deferred in accumulated other comprehensive loss ("AOCL") is set forth for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Net actuarial loss	$16,585	$13,421
Prior service cost	15	24
Total amount recognized in AOCL, pre-tax	$16,600	$13,445
    A reconciliation of the change in AOCL is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Net actuarial loss (gain)	$3,817	$(2,292)
Amortization of:
Curtailment recognition of prior service cost	(9)	(9)
Settlement recognition of net loss	(653)	(7,163)
Change in AOCL, pre-tax	$3,155	$(9,464)
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

	Year Ended
	January 3, 2021		December 29, 2019
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$—	—%	$47,017	59.2%
Debt securities	86,464	100.0%	29,863	37.6%
Other	—	—%	2,542	3.2%
	$86,464	100.0%	$79,422	100.0%
    Under the Plan's investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. As a result of recent market gains and the U.S. defined benefit pension plan's funded status, the investment strategy was changed in 2020 to match expected outflows. The target asset allocation for plan assets in the U.S. defined benefit pension plan for 2020 is 100% debt securities. Our pension funds are not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Discount rate applied for:
Accrued benefit obligation	2.4%	3.3%	4.3%
Net periodic pension cost	3.3%	4.3%	3.6%
Expected long-term rate of return on plan assets	3.5%	6.8%	6.8%
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
United Kingdom Defined Benefit Pension Plan
    We also have a defined benefit pension plan in the United Kingdom (“U.K.”), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit pension plan was January 3, 2021. Information about the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Components of net periodic benefit cost:
Interest cost	$536	$685	$648
Expected return on assets	(1,021)	(948)	(990)
Amortization of actuarial net losses	340	246	142
Settlement loss	127	—	—
Net pension benefit	$(18)	$(17)	$(200)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    Information with respect to the assets, liabilities and net accrued benefit obligation of the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Pension assets:
Fair value of plan assets, beginning of year	$26,748	$22,307
Company contributions	769	1,265
Actual return on plan assets	4,132	3,201
Benefits paid	(915)	(863)
Plan settlements	(838)	—
Translation adjustment	1,326	838
Fair value of plan assets, end of year	31,222	26,748
Pension liability
Accrued benefit obligation, beginning of year	32,601	28,303
Interest cost	536	685
Actuarial loss	2,553	3,446
Benefits paid	(915)	(863)
Plan settlements	(838)	—
Translation adjustment	1,457	1,030
Accrued benefit obligation, end of year	35,394	32,601
Net accrued benefit obligation, end of year	$4,172	$5,853
    There were $2.6 million of actuarial losses during fiscal year 2020 primarily as a result of a change in the discount rate from 1.87% to 1.27%. There were no material changes to any other key assumptions nor was there a significant demographic gain or loss.
    Amounts deferred in AOCL is set forth for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Net actuarial loss	$5,372	$6,177
Prior service cost	549	550
Total amount recognized in AOCL, pre-tax	$5,921	$6,727
    A reconciliation of the change in AOCL is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Net actuarial (gain) loss	$(557)	$1,193
Amortization of:
Prior service cost	(23)	(23)
Net actuarial loss from prior years	(444)	(246)
Translation adjustment	218	210
Change in AOCL, pre-tax	$(806)	$1,134

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

	Year Ended
	January 3, 2021		December 29, 2019
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$11,905	38.1%	$10,297	38.5%
Debt securities	—	—%	13,600	50.8%
Other	19,317	61.9%	2,851	10.7%
	$31,222	100.0%	$26,748	100.0%
    Under the Plan's investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit pension plan for 2020 is 60% other securities and 40% equity securities. Other securities represent investments that are primarily invested in a mixture of debt and equity securities.
    The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Discount rate applied for:
Accrued benefit obligation	1.3%	1.9%	2.7%
Net periodic pension cost	1.0%	1.7%	2.4%
Expected long-term rate of return on plan assets	4.1%	3.9%	4.2%
    The rate of compensation increase for the accrued benefit obligation and net pension cost for the U.K. defined benefit pension plan is not applicable, as the plan was curtailed in prior years and benefits under the plan are not affected by compensation increases.
    The expected long-term rate of return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model is used to develop an expected range of returns on the plan investments over a 7-year period, with the expected rate of return selected from a best estimate range within the total range of projected results.
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
    The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of comprehensive income and the balance of such changes is included in AOCL in the consolidated balance sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
    As of January 3, 2021, the estimated future benefit payments from the U.S. and U.K. defined benefit pension plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2021	$5,747
2022	5,858
2023	5,896
2024	6,030
2025	6,169
2026 through 2030	31,065
Total estimated future benefit payments	$60,765
    Expected contributions to the U.S. and U.K. defined benefit pension plans during 2021 are $2.1 million.
Defined Contribution Benefit Plans
    We have defined contribution benefit plans covering certain U.S. and foreign subsidiary employees subject to eligibility requirements set up in accordance with local statutory requirements. Contributions made to these plans were $13.7 million, $12.4 million and $11.8 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
    A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Accumulated foreign exchange losses, beginning of period	$(113,336)	$(129,930)	$(89,824)
Foreign currency translation gain (loss)	17,566	14,544	(40,880)
Income tax benefit (expense) on foreign currency translation gain (loss)	17	25	(60)
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	2,254	2,368	—
Less: foreign exchange gain (loss) attributable to non-controlling interest	185	343	(834)
Accumulated foreign exchange losses, end of period	(93,684)	(113,336)	(129,930)

Accumulated pension and other post-retirement adjustments, beginning of period	(16,833)	(22,989)	(20,328)
Pension and other post-retirement adjustments	(3,163)	962	(4,754)
Income tax (expense) benefit on pension and other post-retirement adjustments	851	(347)	1,113
Amortization of actuarial net losses	1,002	1,798	1,291
Income tax expense on amortization of actuarial net losses	(236)	(442)	(311)
Pension settlement charges	—	5,651	—
Income tax expense on pension settlement charges	—	(1,466)	—
Accumulated pension and other post-retirement adjustments, end of period	(18,379)	(16,833)	(22,989)

Accumulated other comprehensive loss	$(112,063)	$(130,169)	$(152,919)

Other comprehensive income (loss), net of tax:	$18,291	$23,093	$(43,601)
Less: other comprehensive income (loss) attributable to non-controlling interest	185	$343	(834)
Other comprehensive income (loss) attributable to Masonite	$18,106	$22,750	$(42,767)
    Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the years ended January 3, 2021, and December 29, 2019, in the consolidated statements of comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the consolidated statements of comprehensive income. Pension settlement charges are reclassified out of accumulated other comprehensive loss into other (income) expense, net, in the consolidated statements of comprehensive income.
    Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended January 3, 2021, were $17.6 million, primarily driven by the strengthening of the Pound Sterling, the Euro, the Canadian Dollar and the Czech Koruna, partially offset by weakening of the Mexican Peso in comparison to the U.S. Dollar during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Supplemental Cash Flow Information
    Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Transactions involving cash:
Interest paid	$45,380	$44,388	$35,877
Interest received	1,110	2,064	1,304
Income taxes paid	24,336	14,809	10,858
Income tax refunds	805	1,713	124
Cash paid for operating lease liabilities	29,943	24,522	—
Cash paid for finance lease liabilities	1,393	528	—
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	51,381	36,774	—
Non-cash transactions from investing and financing activities:
Right-of-use assets acquired under finance leases	—	26,326	—
    The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	January 3, 2021	December 29, 2019
Cash and cash equivalents	$364,674	$166,964
Restricted cash	10,560	10,644
Total cash, cash equivalents and restricted cash	$375,234	$177,608
    Property, plant and equipment additions in accounts payable were $5.6 million and $6.3 million as of January 3, 2021, and December 29, 2019, respectively.
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
21. Variable Interest Entity
    As of January 3, 2021, and December 29, 2019, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	January 3, 2021	December 29, 2019
Current assets	$6,411	$10,662
Property, plant and equipment, net	8,295	8,179
Long-term deferred income taxes	2,431	3,032
Other assets	3,973	3,575
Current liabilities	(3,139)	(2,989)
Other long-term liabilities	(393)	(517)
Non-controlling interest	(2,073)	(3,730)
Net assets of the VIE consolidated by Masonite	$15,505	$18,212
    Current assets include $2.4 million and $6.5 million of cash and cash equivalents as of January 3, 2021, and December 29, 2019, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
22. Fair Value of Financial Instruments
    The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	January 3, 2021		December 29, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% Senior unsecured notes due 2028	$535,580	$494,393	$529,105	$493,648
5.750% Senior unsecured notes due 2026	$315,972	$296,913	$318,846	$296,367
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarter Ended
(In thousands, except per share information)	January 3, 2021	September 27, 2020	June 28, 2020	March 29, 2020
Net sales	$618,537	$587,652	$499,658	$551,228
Cost of goods sold	476,989	427,331	363,304	416,947
Gross profit	141,548	160,321	136,354	134,281
Selling, general and administration expenses	94,695	118,354	73,390	80,333
Restructuring costs	3,252	1,895	1,148	1,941
Asset impairment	—	51,515	—	—
Loss on disposal of subsidiaries	—	—	2,091	—
Operating income (loss)	43,601	(11,443)	59,725	52,007
Interest expense, net	11,896	11,805	11,824	11,282
Other (income) expense, net	(1,867)	(1,953)	(1,446)	49
Income (loss) before income tax expense	33,572	(21,295)	49,347	40,676
Income tax expense	5,089	(804)	14,687	9,639
Net income (loss)	28,483	(20,491)	34,660	31,037
Less: net income attributable to non-controlling interest	1,562	1,275	663	1,152
Net income (loss) attributable to Masonite	$26,921	$(21,766)	$33,997	$29,885
Basic earnings (loss) per common share attributable to Masonite	$1.10	$(0.89)	$1.39	$1.20
Diluted earnings (loss) per common share attributable to Masonite	$1.08	$(0.89)	$1.38	$1.19

	Quarter Ended
	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019
Net sales	$531,237	$552,192	$562,943	$530,311
Cost of goods sold	420,192	426,588	434,013	418,207
Gross profit	111,045	125,604	128,930	112,104
Selling, general and administration expenses	76,752	77,573	78,142	78,100
Restructuring costs	2,681	1,994	1,361	3,740
Asset impairment	—	—	3,142	10,625
Loss on disposal of subsidiaries	9,655	—	—	4,605
Operating income	21,957	46,037	46,285	15,034
Interest expense, net	12,096	11,909	11,357	11,127
Loss on extinguishment of debt	—	14,523	—	—
Other expense (income), net	4,363	(824)	(456)	(1,130)
Income before income tax expense	5,498	20,429	35,384	5,037
Income tax expense	2,624	4,334	10,293	58
Net income	2,874	16,095	25,091	4,979
Less: net income attributable to non-controlling interest	1,272	1,126	849	1,190
Net income attributable to Masonite	$1,602	$14,969	$24,242	$3,789
Basic earnings per common share attributable to Masonite	$0.06	$0.60	$0.96	$0.15
Diluted earnings per common share attributable to Masonite	$0.06	$0.59	$0.96	$0.15

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
    Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2021, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2021.
    The effectiveness of our internal control over financial reporting as of January 3, 2021, has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included below, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 3, 2021. See "Report of Independent Registered Public Accounting Firm" below.
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
We have audited Masonite International Corporation’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Masonite International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Masonite International Corporation as of January 3, 2021 and December 29, 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended January 3, 2021, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Tampa, Florida
February 25, 2021

Item 9B. Other Information
    Annual Meeting and Record Date. The Board of Directors has set the date of the 2021 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held on May 13, 2021, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 15, 2021.
    2021 CEO Compensation Determination. On February 22, 2021, the Human Resources and Compensation Committee (the "Committee") of the Board of Directors of Masonite International Corporation (the "Company") approved adjustments to the compensation of Howard C. Heckes, the Company’s President and Chief Executive Officer. With respect to fiscal year 2021, Mr. Heckes' target annual incentive opportunity under the Company's executive annual cash bonus plan was increased from 115% to 120% of his base salary, and the value of his target long-term incentive grant under the Company's long-term incentive award plan was approved to be $3,250,000. Mr. Heckes’ base salary for 2021 remains unchanged from 2020. These adjustments were approved by the Committee after considering the results of the annual market assessment conducted by FW Cook, the Committee's independent compensation consultant, and in consideration of strong 2020 Company performance.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
    Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2021 Annual General Meeting of Shareholders (the "2021 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Delinquent Section 16(a) Reports," "Corporate Governance; Board and Committee Matters—Corporate Governance Guidelines and Code of Ethics," "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters—Board Committees; Membership—Audit Committee."
    The following table sets forth information as of February 25, 2021, regarding each of our executive officers:

Name	Age	Positions
Howard C. Heckes	56	President and Chief Executive Officer and Director
Russell T. Tiejema	52	Executive Vice President and Chief Financial Officer
Randal A. White	50	Senior Vice President, Global Operations and Supply Chain
James A. "Tony" Hair	54	President, Global Residential
Robert E. Lewis	60	Senior Vice President, General Counsel and Corporate Secretary
Robert A. Paxton	47	Senior Vice President, Human Resources
Biographies
    The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:
    Howard C. Heckes, (age 56) has served as President and Chief Executive Officer of Masonite and as a Director of Masonite since June 2019. Mr. Heckes joined Masonite from Energy Management Collaborative where he served as Chief Executive Officer since 2017. From 2008 to 2017, Mr. Heckes served in a variety of operations roles at Valspar Corporation, now a subsidiary of The Sherwin-Williams Company, most recently overseeing Valspar's industrial coatings portfolio. Prior to joining Valspar, Mr. Heckes held various leadership roles at Newell Rubbermaid, including President of Sanford Brands and President of Graco Children's Products. Mr. Heckes is also a member of the Board of Directors of the AZEK Company Inc.
    Russell T. Tiejema, (age 52) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.
    Randal A. White, (age 50) joined Masonite in September 2017 as Senior Vice President, Global Operations and Supply Chain. Prior to joining Masonite, Mr. White was with Joy Global, Inc., a leading manufacturer of high productivity mining equipment now operating as Komatsu Mining, where he served in various operations and manufacturing roles since 2008, most recently serving as the Vice President Operations, Supply Chain, Quality and Operational Excellence (Lean) since 2014. Prior to joining Joy Global, Inc., Mr. White held various marketing and operational positions with Magnum Magnetics Inc. and Cooper Crouse-Hinds.
    James A. "Tony" Hair, (age 54) joined Masonite in November 2013 as Vice President and Business Leader for the Residential Door Business and he has served most recently as President of the Global Residential Door Business. Prior to joining Masonite, Mr. Hair was with Newell Rubbermaid, a global manufacturer and marketer of consumer and commercial products, from 2005 to 2013, most recently serving as Senior Vice President and General Manager of the Décor Business Unit. Mr. Hair also held executive leadership positions in the Home Solutions and Tools business groups. Prior to joining Newell Rubbermaid, Mr. Hair held various engineering, supply chain and sales positions with Maytag Corporation. Mr. Hair is also a member of the Board of Directors of Q.E.P. Co., Inc.
    Robert E. Lewis, (age 60) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2011. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.
    Robert A. Paxton, (age 47) has served as Masonite’s Senior Vice President, Human Resources since February 2018. Prior to joining Masonite, Mr. Paxton was with Owens Corning, a global developer and producer of insulation, roofing and fiberglass composites, where he served as Vice President, Human Resources and Vice President, Business Integration from May 2010 to February 2018. Prior to joining Owens Corning, he served as Senior Vice President, Human Resources of Broadwind Energy from 2008 to 2010. Prior to joining Broadwind, he served Whirlpool Corporation in various human resources leadership roles from 2002 to 2008, most recently serving as Vice President, Global Human Resources from 2007 to 2008. Mr. Paxton began his career with British Petroleum in 1995.
Item 11. Executive Compensation
    Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2021 Proxy Statement. Such information will be included in the 2021 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report," "Executive Compensation" and "Corporate Governance; Board and Committee Matters—Compensation Interlocks and Insider Participation."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2021 Proxy Statement. Such information will be included in the 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".
Item 13. Certain Relationships and Related Transactions, and Director Independence
    Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2021 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters—Board Committees; Membership" and "Certain Relationships and Related Party Transactions".
Item 14. Principal Accountant Fees and Services
    Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2021 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	47
		Consolidated Statements of Comprehensive Income	49
		Consolidated Balance Sheets	50
		Consolidated Statements of Changes in Equity	51
		Consolidated Statements of Cash Flows	52
		Notes to the Consolidated Financial Statements	53
	2.	Financial Statement Schedules
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
3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

4.1
Indenture, dated as of July 25, 2019, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Notes due 2028. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 25, 2019)

4.2
Indenture, dated as of August 27, 2018, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.75% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on August 27, 2018)

4.3
Transfer Agency and Registrar Services, dated July 1, 2013, between Masonite International Corporation and American Stock Transfer & Trust Company, LLC of New York (incorporated by reference to Exhibit 4.3(e) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.4
Form of Second Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

4.5
Description of Securities Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 20, 2020)

10.1 #
Masonite International Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

10.2 #
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

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

10.5(f) #
Consulting Agreement, dated as of May 14, 2019, by and between Masonite International Corporation and Frederick J. Lynch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 17, 2019)

Exhibit No.	Description
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Statements of Comprehensive Income for the years ended January 3, 2021, December 29, 2019, and December 30, 2018; (ii) the Registrant's Consolidated Balance Sheets as of January 3, 2021, and December 29, 2019; (iii) the Registrant's Consolidated Statements of Changes in Equity for the years ended January 3, 2021, December 29, 2019, and December 30, 2018; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended January 3, 2021, and December 29, 2019; and (v) the notes to the Registrant's Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibit No.	Description
*	Filed herewith.
#	Denotes management contract or compensatory plan.
Item 16. Form 10-K Summary
    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 25, 2021	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard C. Heckes	President and Chief Executive Officer and Director	February 25, 2021
Howard C. Heckes	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	February 25, 2021
Russell T. Tiejema	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	February 25, 2021
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 25, 2021
Jody L. Bilney

/s/ John H. Chuang	Director	February 25, 2021
John H. Chuang

/s/ Peter R. Dachowski	Director	February 25, 2021
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 25, 2021
Jonathan F. Foster

/s/ Daphne E. Jones	Director	February 25, 2021
Daphne E. Jones

/s/ William S. Oesterle	Director	February 25, 2021
William S. Osterle

/s/ Francis M. Scricco	Director	February 25, 2021
Francis M. Scricco

/s/ Jay I. Steinfeld	Director	February 25, 2021
Jay I. Steinfeld