Form 10-Q
period 2021-04-04
MASONITE INTERNATIONAL CORP
filed 2021-05-05
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
or
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
The registrant had outstanding 24,500,806 shares of Common Stock, no par value, as of April 30, 2021.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 4, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "could," "will," "would," "should," "expect," "believes," "outlook," "predict," "forecast," "objective," "remain," "anticipate," "estimate," "potential," "continue," "plan," "project," "targeting," and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 3, 2021, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.
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
•our ability to generate sufficient cash flows to fund our capital expenditure requirements, to meet our pension obligations and to meet our debt service obligations, including our obligations under our senior notes and our asset-based revolving credit facility ("ABL Facility");
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
ii

The Company may use its website and/or social media outlets, such as LinkedIn, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://investor.masonite.com and its LinkedIn page at https://www.linkedin.com/company/masonitedoors/mycompany/. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at http://investor.masonite.com.
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales	$646,337	$551,228
Cost of goods sold	487,699	416,947
Gross profit	158,638	134,281
Selling, general and administration expenses	83,631	80,333
Restructuring costs	1,643	1,941
Operating income	73,364	52,007
Interest expense, net	11,946	11,282
Other (income) expense, net	(1,343)	49
Income before income tax expense	62,761	40,676
Income tax expense	14,613	9,639
Net income	48,148	31,037
Less: net income attributable to non-controlling interests	1,167	1,152
Net income attributable to Masonite	$46,981	$29,885

Basic earnings per common share attributable to Masonite	$1.92	$1.20
Diluted earnings per common share attributable to Masonite	$1.89	$1.19

Comprehensive income (loss):
Net income	$48,148	$31,037
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,228	(38,687)
Amortization of actuarial net losses	334	173
Income tax expense related to other comprehensive income (loss)	(54)	(89)
Other comprehensive income (loss), net of tax:	2,508	(38,603)
Comprehensive income (loss)	50,656	(7,566)
Less: comprehensive income attributable to non-controlling interests	1,338	573
Comprehensive income (loss) attributable to Masonite	$49,318	$(8,139)

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	April 4, 2021	January 3, 2021
Current assets:
Cash and cash equivalents	$323,198	$364,674
Restricted cash	10,560	10,560
Accounts receivable, net	365,396	290,508
Inventories, net	267,230	260,962
Prepaid expenses and other assets	37,497	42,538
Income taxes receivable	5,498	1,124
Total current assets	1,009,379	970,366
Property, plant and equipment, net	616,872	625,126
Operating lease right-of-use assets	152,881	146,806
Investment in equity investees	14,923	14,636
Goodwill	139,728	138,692
Intangible assets, net	165,620	169,392
Deferred income taxes	20,448	25,331
Other assets	50,801	47,411
Total assets	$2,170,652	$2,137,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114,259	$97,211
Accrued expenses	250,058	277,716
Income taxes payable	4,395	11,086
Total current liabilities	368,712	386,013
Long-term debt	791,628	792,242
Long-term operating lease liabilities	140,642	136,235
Deferred income taxes	77,967	73,073
Other liabilities	54,550	55,080
Total liabilities	1,433,499	1,442,643
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 24,500,706 and 24,422,934 shares issued and outstanding as of April 4, 2021, and January 3, 2021, respectively	561,776	552,969
Additional paid-in capital	214,689	223,666
Accumulated earnings	59,712	20,385
Accumulated other comprehensive loss	(109,726)	(112,063)
Total equity attributable to Masonite	726,451	684,957
Equity attributable to non-controlling interests	10,702	10,160
Total equity	737,153	695,117
Total liabilities and equity	$2,170,652	$2,137,760

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Total equity, beginning of period	$695,117	$636,862
Share capital:
Beginning of period	552,969	558,514
Common shares issued for delivery of share based awards	9,931	5,490
Common shares issued under employee stock purchase plan	824	708
Common shares repurchased and retired	(1,948)	(12,729)
End of period	561,776	551,983
Additional paid-in capital:
Beginning of period	223,666	216,584
Share based compensation expense	4,418	3,470
Common shares issued for delivery of share based awards	(9,931)	(5,490)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(3,281)	(1,427)
Common shares issued under employee stock purchase plan	(183)	(311)
End of period	214,689	212,826
Accumulated earnings (deficit):
Beginning of period	20,385	(20,047)
Net income attributable to Masonite	46,981	29,885
Common shares repurchased and retired	(7,654)	(22,041)
End of period	59,712	(12,203)
Accumulated other comprehensive loss:
Beginning of period	(112,063)	(130,169)
Other comprehensive income (loss) attributable to Masonite, net of tax	2,337	(38,024)
End of period	(109,726)	(168,193)
Equity attributable to non-controlling interests:
Beginning of period	10,160	11,980
Net income attributable to non-controlling interests	1,167	1,152
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	171	(579)
Dividends to non-controlling interests	(796)	(710)
End of period	10,702	11,843
Total equity, end of period	$737,153	$596,256

Common shares outstanding:
Beginning of period	24,422,934	24,869,921
Common shares issued for delivery of share based awards	154,458	134,911
Common shares issued under employee stock purchase plan	8,297	9,426
Common shares repurchased and retired	(84,983)	(567,271)
End of period	24,500,706	24,446,987

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	April 4, 2021	March 29, 2020
Net income	$48,148	$31,037
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	18,279	16,018
Amortization	4,918	6,459
Share based compensation expense	4,418	3,470
Deferred income taxes	10,143	6,160
Unrealized foreign exchange (gain) loss	(253)	94
Share of income from equity investees, net of tax	(287)	(911)
Pension and post-retirement funding, net of expense	(1,631)	(1,900)
Non-cash accruals and interest	421	427
(Gain) loss on sale of property, plant and equipment	(597)	1,622
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(74,132)	(37,990)
Inventories	(5,681)	(5,388)
Prepaid expenses and other assets	5,130	(491)
Accounts payable and accrued expenses	(9,838)	(15,163)
Other assets and liabilities	(13,363)	2,602
Net cash flow (used in) provided by operating activities	(14,325)	6,046
Cash flows from investing activities:
Additions to property, plant and equipment	(13,930)	(17,246)
Acquisition of businesses, net of cash acquired	(160)	—
Proceeds from sale of property, plant and equipment	2,335	15
Other investing activities	(559)	(587)
Net cash flow used in investing activities	(12,314)	(17,818)
Cash flows from financing activities:
Repayments of long-term debt	(945)	(57)
Tax withholding on share based awards	(3,281)	(1,427)
Distributions to non-controlling interests	(796)	(710)
Repurchases of common shares	(9,602)	(34,770)
Net cash flow used in financing activities	(14,624)	(36,964)
Net foreign currency translation adjustment on cash	(213)	(3,853)
Decrease in cash, cash equivalents and restricted cash	(41,476)	(52,589)
Cash, cash equivalents and restricted cash, beginning of period	375,234	177,608
Cash, cash equivalents and restricted cash, at end of period	$333,758	$125,019

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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 61 manufacturing and distribution facilities in eight countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021, as filed with the SEC. Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as year.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2020 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. We have adopted the new guidance prospectively as of January 4, 2021, the beginning of fiscal year 2021, and the adoption did not have a material impact on our financial statements.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”, which replaced the incurred loss methodology for recognizing credit losses with a current expected credit losses model. This standard applied to most financial assets, including trade receivables. Our prior accounts receivable policy is described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. We adopted the new guidance using a modified retrospective approach as of December 30, 2019, the beginning of fiscal year 2020, and the adoption did not have a material impact on our financial statements and no adjustment was necessary to retained earnings on December 30, 2019.
2. Acquisitions and Divestitures
Acquisitions
On December 4, 2020, we completed the acquisition of a Lowe's Companies, Inc. door fabrication facility in the United States for cash consideration of $3.9 million. During the first quarter of 2021, as a result of working capital adjustments we paid an additional $0.2 million. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for the acquisition are not presented as they were not material for any period presented.
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 61.3% and 53.1% of total accounts receivable as of April 4, 2021, and January 3, 2021, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of April 4, 2021 and January 3, 2021. In addition, we had one other retail customer that accounted for more than 10% of the consolidated gross accounts receivable balance as of April 4, 2021. The allowance for doubtful accounts balance was $2.6 million and $2.8 million as of April 4, 2021, and January 3, 2021, respectively.
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	April 4, 2021	January 3, 2021
Raw materials	$195,119	$191,784
Finished goods	78,795	75,483
Provision for obsolete or aged inventory	(6,684)	(6,305)
Inventories, net	$267,230	$260,962

5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	April 4, 2021	January 3, 2021
Accrued payroll	$58,604	$86,517
Accrued rebates	54,384	49,531
Current portion of operating lease liabilities	24,876	22,667
Accrued interest	5,410	16,435
Accrued legal settlement	40,000	40,000
Other accruals	66,784	62,566
Total accrued expenses	$250,058	$277,716

6. Long-Term Debt

(In thousands)	April 4, 2021	January 3, 2021
5.375% senior unsecured notes due 2028	$500,000	$500,000
5.750% senior unsecured notes due 2026	300,000	300,000
Debt issuance costs	(8,372)	(8,694)
Other long-term debt	—	936
Total long-term debt	$791,628	$792,242
Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.4 million and $11.3 million for the three months ended April 4, 2021 and March 29, 2020, respectively.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.

5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes bear interest at 5.750% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 Notes were issued at par.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information concerning obligations under the 2026 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, we were in compliance with all covenants under the indenture governing the 2026 Notes.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $220.5 million under our ABL Facility and there were no amounts outstanding as of April 4, 2021.
7. Commitments and Contingencies
The following discussion describes material developments in previously disclosed legal proceedings that occurred since January 3, 2021. Refer to Note 10. Commitments and Contingencies in the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 3, 2021, for a full description of the previously disclosed legal proceedings.
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
Antitrust Class Action Proceedings - United States
With respect to the putative class action antitrust cases pending in the Eastern District of Virginia, the final Court approval hearing date for the direct purchaser settlement has been set for June 1, 2021, and the final approval hearing date for the indirect purchaser settlement has been set for July 13, 2021.
Class Action Proceedings - Canada
With respect to the putative class action antitrust case pending in Quebec, Canada, all parties in the Quebec proceeding filed a motion with the Quebec court seeking to stay the proceeding on December 22, 2020. The Quebec Court has not yet released its decision regarding this motion.
With respect to the putative class action antitrust case pending in the Federal Court of Canada, the plaintiff served its certification record on March 31, 2021. The parties will confer to prepare a mutually agreeable timeline for the steps leading up to the plaintiff's certification motion and will update the Federal Court by way of a case conference on or before May 31, 2021. We have not recognized an expense related to damages in connection with this matter because,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
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
8. Share Based Compensation Plans
Share based compensation expense was $4.4 million and $3.5 million for the three months ended April 4, 2021 and March 29, 2020, respectively. As of April 4, 2021, the total remaining unrecognized compensation expense related to share based compensation amounted to $29.6 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years.
Equity Incentive Plans
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended January 3, 2021. The aggregate number of common shares that can be issued with respect to equity awards under the 2012 Plan cannot exceed 2,000,000 shares plus the number of shares subject to existing grants under the 2009 Plan that may expire or be forfeited or canceled. As of April 4, 2021, there were 614,231 shares of common stock available for future issuance under the 2012 Plan.
On March 10, 2021, the Board of Directors adopted the Masonite International Corporation 2021 Omnibus Incentive Equity Plan (the "2021 Plan"), subject to approval by our shareholders at the Annual General Meeting of Shareholders on May 13, 2021. The 2021 Plan is effective for ten years from the date of adoption. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Plan cannot exceed 880,000 shares plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares outstanding plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, the liability and asset relating to deferred compensation had a fair value of $8.0 million and $8.3 million, respectively. As of April 4, 2021, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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
The total fair value of SARs vested was $0.7 million during the three months ended April 4, 2021.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended April 4, 2021	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	207,094	$7,409	$62.56	7.5
Granted	28,707		107.68
Exercised	(11,240)	664	52.32
Outstanding, end of period	224,561	$11,469	$68.84	7.7

Exercisable, end of period	120,764	$6,978	$62.14	6.7
The value of SARs granted is determined using the Black-Scholes-Merton valuation model, and the corresponding expense is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2021 Grants
SAR value (model conclusion)	$28.08
Risk-free rate	0.8%
Expected dividend yield	0.0%
Expected volatility	25.2%
Expected term (years)	6.0
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended April 4, 2021	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	488,057	$68.15
Granted	169,790	108.99
Performance adjustment (1)	14,474	63.05
Delivered	(149,818)	67.62
Withheld to cover (2)	(30,177)
Forfeited	(2,932)	70.47
Outstanding, end of period	489,394	$83.00
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
Approximately two-thirds of the RSUs granted during the three months ended April 4, 2021, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended April 4, 2021, is being recognized over the weighted average requisite service period of 2.4 years. During the three months ended April 4, 2021, there were 179,995 RSUs vested at a fair value of $11.9 million.
9. Restructuring Costs
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. As of April 4, 2021, we expect to incur approximately $3 million to $4 million of additional charges related to the 2020 Plan.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2021. As of April 4, 2021, we expect to incur approximately $1 million to $2 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and continued throughout 2019. As of April 4, 2021, we do not expect to incur any material future charges related to the 2018 Plan.
The following tables summarize the restructuring charges recorded for the periods indicated:

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2020 Plan	$—	$1,514	$—	$1,514
2019 Plan	(361)	339	151	129
Total Restructuring Costs	$(361)	$1,853	$151	$1,643

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$728	$(37)	$862	$267	$1,820
2018 Plan	121	—	—	—	121
Total Restructuring Costs	$849	$(37)	$862	$267	$1,941

	Cumulative Amount Incurred Through April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2020 Plan	$29	$—	$3,247	$—	$3,276
2019 Plan	8,961	359	2,010	2,218	13,548
2018 Plan	2,180	2,275	—	—	4,455
Total Restructuring Costs	$11,170	$2,634	$5,257	$2,218	$21,279
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	April 4, 2021
2020 Plan	$1,492	$149	$1,365	$(2,296)	$710
2019 Plan	291	85	44	(294)	126
Total	$1,783	$234	$1,409	$(2,590)	$836

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	March 29, 2020
2019 Plan	$1,535	$187	$1,633	$(2,769)	$586
2018 Plan	—	103	18	(121)	—
Total	$1,535	$290	$1,651	$(2,890)	$586

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $2.0 million of income tax benefit due to the exercise and delivery of share-based awards during the three months ended April 4, 2021, compared to $0.7 million of income tax benefit during the three months ended March 29, 2020.
11. Earnings Per Share
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

(In thousands, except share and per share information)	Three Months Ended
	April 4, 2021	March 29, 2020
Net income attributable to Masonite	$46,981	$29,885

Shares used in computing basic earnings per share	24,469,653	24,861,442
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	448,856	353,322
Shares used in computing diluted earnings per share	24,918,509	25,214,764

Basic earnings per common share attributable to Masonite	$1.92	$1.20
Diluted earnings per common share attributable to Masonite	$1.89	$1.19

Anti-dilutive instruments excluded from diluted earnings per common share	28,707	258,773
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
This definition of Adjusted EBITDA was updated in the third quarter of 2020 to exclude other items as these charges are not part of our underlying business performance. This change had no impact to Adjusted EBITDA for the three months ended March 29, 2020. This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$477,229	$90,206	$78,074	$6,343	$651,852
Intersegment sales	(765)	(1,667)	(3,083)	—	(5,515)
Net sales to external customers	$476,464	$88,539	$74,991	$6,343	$646,337

Adjusted EBITDA	$94,482	$16,755	$1,994	$(11,206)	$102,025

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$384,445	$71,156	$94,555	$5,427	$555,583
Intersegment sales	(588)	(430)	(3,337)	—	(4,355)
Net sales to external customers	$383,857	$70,726	$91,218	$5,427	$551,228

Adjusted EBITDA	$71,696	$9,679	$10,582	$(10,440)	$81,517

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Net income attributable to Masonite	$46,981	$29,885
Plus:
Depreciation	18,279	16,018
Amortization	4,918	6,459
Share based compensation expense	4,418	3,470
(Gain) loss on disposal of property, plant and equipment	(597)	1,622
Restructuring costs	1,643	1,941
Interest expense, net	11,946	11,282
Other (income) expense, net	(1,343)	49
Income tax expense	14,613	9,639
Net income attributable to non-controlling interest	1,167	1,152
Adjusted EBITDA	$102,025	$81,517

13. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Accumulated foreign currency translation losses, beginning of period	$(93,684)	$(113,336)
Foreign currency translation gain (loss)	2,228	(38,687)
Income tax benefit (expense) on foreign currency translation gain (loss)	14	(44)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	171	(579)
Accumulated foreign currency translation losses, end of period	(91,613)	(151,488)

Accumulated pension and other post-retirement adjustments, beginning of period	(18,379)	(16,833)
Amortization of actuarial net losses	334	173
Income tax expense on amortization of actuarial net losses	(68)	(45)
Accumulated pension and other post-retirement adjustments	(18,113)	(16,705)

Accumulated other comprehensive loss	$(109,726)	$(168,193)

Other comprehensive income (loss), net of tax	$2,508	$(38,603)
Less: other comprehensive income (loss) attributable to non-controlling interest	171	(579)
Other comprehensive income (loss) attributable to Masonite	$2,337	$(38,024)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of comprehensive income (loss). Actuarial net losses

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended April 4, 2021, were $2.2 million, primarily driven by strengthening of the Pound Sterling and the Canadian Dollar, partially offset by weakening of the Euro in comparison to the U.S. Dollar during the period.
14. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Transactions involving cash:
Interest paid	$22,247	$22,662
Interest received	25	641
Income taxes paid	16,076	3,030
Income tax refunds	438	392
Cash paid for operating lease liabilities	7,345	6,835
Cash paid for finance lease liabilities	327	317
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	4,662	3,863
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	April 4, 2021	January 3, 2021
Cash and cash equivalents	$323,198	$364,674
Restricted cash	10,560	10,560
Total cash, cash equivalents and restricted cash	$333,758	$375,234
Property, plant and equipment additions in accounts payable were $2.7 million and $5.6 million as of April 4, 2021, and January 3, 2021, respectively.
15. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	April 4, 2021		January 3, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% senior unsecured notes due 2028	$530,575	$494,579	$535,580	$494,393
5.750% senior unsecured notes due 2026	$313,098	$297,049	$315,972	$296,913
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
16. Subsequent Event
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities and related headcount reductions began taking place in the second quarter of 2021 (collectively, the "2021 Plan").

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended April 4, 2021, and March 29, 2020. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended January 3, 2021. The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended April 4, 2021, we generated net sales of $476.5 million or 73.7%, $88.5 million or 13.7% and $75.0 million or 11.6% in our North American Residential, Europe and Architectural segments, respectively.
The COVID-19 pandemic impacted our business operations and financial results beginning in the second quarter of fiscal year 2020 and continues to impact us in fiscal year 2021. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These impacts include, but are not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our employees, operations, customers, suppliers and supply chain, the remedial actions and stimulus measures adopted by federal, state and local governments and the extent to which normal economic and operating conditions can resume. Uncertainty associated with future forecasts, demand in the Architectural market and the duration of impacts from COVID-19 may impact our judgments and estimates and affect, among other things, our goodwill, long-lived assets and indefinite-lived intangible asset valuation,

MASONITE INTERNATIONAL CORPORATION

annual effective tax rate and inventory valuation, and may result in the need to write down goodwill in the Architectural reporting unit to its fair value in the future.
For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended January 3, 2021, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” in in our Annual Report on Form 10-K for the year ended January 3, 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see “Risks Related to COVID-19” included in Part I, Item 1A, "Risk Factors” in our 2020 Annual Report.
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

MASONITE INTERNATIONAL CORPORATION

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
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. As of April 4, 2021, we expect to incur approximately $3 million to $4 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2020 Plan are expected to increase our annual earnings and cash flows by approximately $2 million.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of April 4, 2021, we expect to incur approximately $1 million to $2 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 million to $21 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. As of April 4, 2021, we do not expect to incur any material future charges related to the 2018 Plan.
Inflation
In the first quarter of 2021, we realized higher costs in the wood product category as a result of macroeconomic factors as well as increased freight costs and wages. Additionally, we continued to recognize higher costs from previously disclosed anti-dumping and countervailing duties. We expect the macroeconomic pressures on wood, resins and other certain key product categories will continue throughout the remainder of fiscal year 2021. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or mitigate the impact of these inflationary pressures.
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

MASONITE INTERNATIONAL CORPORATION

Acquisitions
•On December 4, 2020, we completed the acquisition of a Lowe's Companies, Inc. door fabrication facility in the United States for cash consideration of $3.9 million. During the first quarter of 2021, as a result of working capital adjustments we paid an additional $0.2 million.
•On August 31, 2020, we acquired intellectual property and other assets related to an interior door technology for cash consideration of $1.9 million.
Divestitures
•During the second quarter of 2020, we completed the liquidation of our legal entity in India. As a result, we recognized $2.1 million in loss on disposal of subsidiaries.
Results of Operations

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Net sales	$646,337	$551,228
Cost of goods sold	487,699	416,947
Gross profit	158,638	134,281
Gross profit as a % of net sales	24.5%	24.4%
Selling, general and administration expenses	83,631	80,333
Selling, general and administration expenses as a % of net sales	12.9%	14.6%
Restructuring costs	1,643	1,941
Operating income	73,364	52,007
Interest expense, net	11,946	11,282
Other (income) expense, net	(1,343)	49
Income before income tax expense	62,761	40,676
Income tax expense	14,613	9,639
Net income	48,148	31,037
Less: net income attributable to non-controlling interests	1,167	1,152
Net income attributable to Masonite	$46,981	$29,885

Three Months Ended April 4, 2021, Compared with Three Months Ended March 29, 2020
Net Sales
Net sales in the three months ended April 4, 2021, were $646.3 million, an increase of $95.1 million or 17.3% from $551.2 million in the three months ended March 29, 2020. Net sales in the first quarter of 2021 were positively impacted by $11.3 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $83.8 million or 15.2% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first quarter of 2021 by $76.3 million or 13.8% compared to the 2020 period. Net sales of components and other products to external customers increased $5.6 million or 1.0% in the first quarter of 2021 compared to the 2020 period. Higher volumes excluding the incremental impact of acquisitions and divestitures ("base volume") increased net sales by $1.9 million or 0.3% in the first quarter of 2021 compared to the 2020 period.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$477,229	$90,206	$78,074	$6,343	$651,852
Intersegment sales	(765)	(1,667)	(3,083)	—	(5,515)
Net sales to external customers	$476,464	$88,539	$74,991	$6,343	$646,337
Percentage of consolidated external net sales	73.7%	13.7%	11.6%

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$384,445	$71,156	$94,555	$5,427	$555,583
Intersegment sales	(588)	(430)	(3,337)	—	(4,355)
Net sales to external customers	$383,857	$70,726	$91,218	$5,427	$551,228
Percentage of consolidated external net sales	69.6%	12.8%	16.5%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended April 4, 2021, were $476.5 million, an increase of $92.6 million or 24.1% from $383.9 million in the three months ended March 29, 2020. Net sales in the first quarter of 2021 were positively impacted by $4.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $88.2 million or 23.0% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first quarter of 2021 by $66.9 million or 17.4% compared to the 2020 period. Higher base volume increased net sales in the first quarter of 2021 by $17.3 million or 4.5% compared to the 2020 period. Net sales of components and other products to external customers were $4.0 million higher in the first quarter of 2021 compared to the 2020 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended April 4, 2021, were $88.5 million, an increase of $17.8 million or 25.2% from $70.7 million in the three months ended March 29, 2020. Net sales in the first quarter of 2021 were positively impacted by $6.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $11.4 million or 16.1% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first quarter of 2021 by $5.0 million or 7.1% compared to the 2020 period. Higher base volume increased net sales by $4.9 million or 6.9% in the first quarter of 2021 compared to the 2020 period. Net sales of components and other products to external customers were $1.5 million higher in the first quarter of 2021 compared to the 2020 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended April 4, 2021, were $75.0 million, a decrease of $16.2 million or 17.8% from $91.2 million in the three months ended March 29, 2020. Net sales in the first quarter of 2021 were positively impacted by $0.5 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $16.7 million or 18.3% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the first quarter of 2021 by $19.7 million or 21.6% compared to the 2020 period due to weakness in commercial end markets. Net sales of components and other products to external customers were $1.4 million lower in the first

MASONITE INTERNATIONAL CORPORATION

quarter of 2021 compared to the 2020 period. Average unit price increased net sales in the first quarter of 2021 by $4.4 million or 4.8% compared to the 2020 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.5% and 75.6% for the three months ended April 4, 2021, and March 29, 2020, respectively. Direct labor and depreciation as a percentage of sales in the first quarter of 2021 decreased by 0.7% and 0.5% compared to the first quarter of 2020. Distribution, overhead and material cost of sales as a percentage of net sales increased by 0.6%, 0.4%, 0.1% respectively, compared to the 2020 period. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage inflation. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices as compared to the 2020 period. Distribution as a percentage of net sales increased due to higher freight costs and higher personnel costs including wage inflation. Overhead as a percentage of net sales increased due to wage inflation and increased plant maintenance, partially offset by higher average unit prices as compared to the 2020 period. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in tariffs and freight costs, largely offset by higher average unit prices and material cost savings projects.
Selling, General and Administration Expenses
In the three months ended April 4, 2021, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 12.9%, as compared to 14.6% in the three months ended March 29, 2020, a decrease of 170 basis points.
SG&A expenses in the three months ended April 4, 2021, were $83.6 million, an increase of $3.3 million from $80.3 million in the three months ended March 29, 2020. The overall increase was driven by a $6.8 million increase in personnel costs primarily due to $3.9 million of resource investments to support growth, $1.5 million of payroll taxes due to timing of prior year incentive compensation and $1.4 million of incentive compensation, as well as unfavorable foreign exchange impacts of $1.2 million. These increases were partially offset by a $2.3 million decrease in professional and other fees, a $2.1 million decrease in travel expense and a $0.3 million decrease in non-cash items in SG&A expenses, including loss (gain) on disposal of property, plant and equipment, depreciation and amortization, deferred compensation and share based compensation.
Restructuring Costs
Restructuring costs in the three months ended April 4, 2021, and March 29, 2020, were $1.6 million and $1.9 million, respectively. Restructuring costs in the current year related primarily to the 2020 and 2019 Plans. Restructuring costs in the prior year period related primarily to the 2019 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended April 4, 2021, was $11.9 million, compared to $11.3 million in the three months ended March 29, 2020, remaining relatively flat as compared to the 2020 period.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended April 4, 2021, was $1.3 million of income, compared to minimal expense in the three months ended March 29, 2020. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust, partially offset by a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting.
Income Tax Expense
Income tax expense in the three months ended April 4, 2021, was $14.6 million, compared to $9.6 million of income tax expense in the three months ended March 29, 2020. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized

MASONITE INTERNATIONAL CORPORATION

discrete items resulting in $0.5 million of income tax benefit in the three months ended April 4, 2021, compared to $0.4 million of income tax benefit in the three months ended March 29, 2020.
Segment Information

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$94,482	$16,755	$1,994	$(11,206)	$102,025
Adjusted EBITDA as a percentage of segment net sales	19.8%	18.9%	2.7%		15.8%

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$71,696	$9,679	$10,582	$(10,440)	$81,517
Adjusted EBITDA as a percentage of segment net sales	18.7%	13.7%	11.6%		14.8%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$83,973	$11,408	$(3,813)	$(44,587)	$46,981
Plus:
Depreciation	9,511	2,585	2,663	3,520	18,279
Amortization	415	2,885	1,142	476	4,918
Share based compensation expense	—	—	—	4,418	4,418
Loss (gain) on disposal of property, plant and equipment	88	(4)	149	(830)	(597)
Restructuring costs	(361)	—	1,853	151	1,643
Interest expense, net	—	—	—	11,946	11,946
Other (income) expense, net	—	(119)	—	(1,224)	(1,343)
Income tax expense	—	—	—	14,613	14,613
Net income attributable to non-controlling interest	856	—	—	311	1,167
Adjusted EBITDA	$94,482	$16,755	$1,994	$(11,206)	$102,025

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended March 29, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$58,811	$3,483	$4,580	$(36,989)	$29,885
Plus:
Depreciation	9,364	2,457	2,822	1,375	16,018
Amortization	595	3,562	1,922	380	6,459
Share based compensation expense	—	—	—	3,470	3,470
Loss on disposal of property, plant and equipment	1,204	3	396	19	1,622
Restructuring costs	849	(37)	862	267	1,941
Interest expense, net	—	—	—	11,282	11,282
Other expense (income), net	—	211	—	(162)	49
Income tax expense	—	—	—	9,639	9,639
Net income attributable to non-controlling interest	873	—	—	279	1,152
Adjusted EBITDA	$71,696	$9,679	$10,582	$(10,440)	$81,517
Adjusted EBITDA in our North American Residential segment increased $22.8 million, or 31.8%, to $94.5 million in the three months ended April 4, 2021, from $71.7 million in the three months ended March 29, 2020. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $19.2 million and $16.3 million, in the first quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment increased $7.1 million, or 73.2%, to $16.8 million in the three months ended April 4, 2021, from $9.7 million in the three months ended March 29, 2020. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.0 million and $0.3 million, in the first quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment decreased $8.6 million, or 81.1%, to $2.0 million in the three months ended April 4, 2021, from $10.6 million in the three months ended March 29, 2020. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.8 million and $2.7 million, in the first quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of April 4, 2021, we had $323.2 million of cash and cash equivalents, availability under our ABL Facility of $220.5 million and availability under our AR Sales Program of $30.0 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash used in operating activities was $14.3 million during the three months ended April 4, 2021, compared to $6.0 million of cash provided by operating activities in the three months ended March 29, 2020. This $20.4 million decrease in cash provided by operating activities was due to changes in net working capital and a $16.0 million decrease in other assets and liabilities, partially offset by a $21.1 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first three months of 2021 compared to the same period in 2020.
Cash used in investing activities was $12.3 million during the three months ended April 4, 2021, compared to $17.8 million in the three months ended March 29, 2020. This $5.5 million decrease in cash used in investing activities was driven by a $3.3 million decrease in cash additions to property, plant and equipment and a $2.3 million increase in proceeds from the sale of property, plant and equipment, partially offset by a $0.1 million increase in cash used in acquisitions, net of cash acquired and other investing activities in the first three months of 2021 compared to the same period in 2020.
Cash used in financing activities was $14.6 million during the three months ended April 4, 2021, compared to $37.0 million during the three months ended March 29, 2020. This $22.3 million decrease in cash used in financing activities was driven by a $25.2 million decrease in cash used for repurchases of common shares, partially offset by a $1.9 million increase in cash used for tax withholding on share based awards, a $0.9 million increase in cash used for repayments of long-term debt and a $0.1 million increase in distributions to non-controlling interests in the first three months of 2021 compared to the same period in 2020.
Share Repurchases
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. During the three months ended April 4, 2021, we repurchased and retired 84,983 of our common shares in the open market at an aggregate cost of $9.6 million as part of the share repurchase programs. During the three months ended March 29, 2020, we repurchased 567,271 of our common shares in the open market at an aggregate cost of $34.8 million, prior to temporarily suspending our repurchase program on March 18, 2020. As of April 4, 2021, there was $90.7 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of April 4, 2021, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of any customer that has had a material adverse effect on our results of operations. However, if economic conditions were to deteriorate, it is possible there could be an impact on our results of operations in a future period and this impact could be material.
Accounts Receivable Sales Program
Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss).

MASONITE INTERNATIONAL CORPORATION

5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of April 4, 2021. The 2028 Notes bear interest at 5.375% per annum. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.
5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"), all of which were outstanding as of April 4, 2021. The 2026 Notes bear interest at 5.750% per annum. The 2026 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, we were in compliance with all covenants under the indenture governing the 2026 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of April 4, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $220.5 million under our ABL Facility and there were no amounts outstanding as of April 4, 2021.
Supplemental Guarantor Financial Information
Our obligations under the 2028 Notes and 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $569.2 million and $491.9 million for the three months ended April 4, 2021, and March 29, 2020, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $77.0 million and $68.4 million for the three months ended April 4, 2021, and March 29, 2020, respectively. Our non-guarantor subsidiaries had total assets of $2.2 billion as of April 4, 2021, and January 3, 2021, and total liabilities of $943.8 million and $935.3 million as of April 4, 2021, and January 3, 2021, respectively.
Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended January 3, 2021. We believe there have been no material changes to the information provided therein.
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

MASONITE INTERNATIONAL CORPORATION

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 7. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1. Such information should be read in conjunction with the information contained under Part I, Item 3 "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended January 3, 2021.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed for the year ended January 3, 2021. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended April 4, 2021, we repurchased 84,983 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 4, 2021, through January 31, 2021	200	$92.99	200	$100,304,106
February 1, 2021, through February 28, 2021	—	—	—	100,304,106
March 1, 2021, through April 4, 2021	84,783	113.03	84,783	90,720,911
Total	84,983	$112.98	84,983
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. As of April 4, 2021, $90.7 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1 #	Amended and Restated Employment Agreement, dated as of December 31, 2018, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 31, 2018
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 4, 2021, and March 29, 2020; (ii) the Registrant's Condensed Consolidated Balance Sheets as of April 4, 2021, and January 3, 2021; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three months ended April 4, 2021, and March 29, 2020; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2021, and March 29, 2020; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 5, 2021	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)