Form 10-Q
period 2021-07-04
MASONITE INTERNATIONAL CORP
filed 2021-08-10
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
or
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
The registrant had outstanding 24,091,364 shares of Common Stock, no par value, as of August 6, 2021.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 4, 2021

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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$662,410	$499,658	$1,308,747	$1,050,886
Cost of goods sold	498,068	363,304	985,767	780,251
Gross profit	164,342	136,354	322,980	270,635
Selling, general and administration expenses	82,511	73,390	166,142	153,723
Restructuring costs	2,192	1,148	3,835	3,089
Asset impairment	10,374	—	10,374	—
Loss on disposal of subsidiaries	8,590	2,091	8,590	2,091
Operating income	60,675	59,725	134,039	111,732
Interest expense, net	11,918	11,824	23,864	23,106
Other (income) expense, net	(1,586)	(1,446)	(2,929)	(1,397)
Income before income tax expense	50,343	49,347	113,104	90,023
Income tax expense	14,246	14,687	28,859	24,326
Net income	36,097	34,660	84,245	65,697
Less: net income attributable to non-controlling interests	1,051	663	2,218	1,815
Net income attributable to Masonite	$35,046	$33,997	$82,027	$63,882

Basic earnings per common share attributable to Masonite	$1.43	$1.39	$3.35	$2.59
Diluted earnings per common share attributable to Masonite	$1.41	$1.38	$3.30	$2.56

Comprehensive income:
Net income	$36,097	$34,660	$84,245	$65,697
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6,039	14,732	8,267	(23,955)
Amortization of actuarial net losses	332	172	666	345
Income tax expense related to other comprehensive income (loss)	(59)	(28)	(113)	(117)
Other comprehensive income (loss), net of tax:	6,312	14,876	8,820	(23,727)
Comprehensive income	42,409	49,536	93,065	41,970
Less: comprehensive income attributable to non-controlling interests	1,149	893	2,487	1,466
Comprehensive income attributable to Masonite	$41,260	$48,643	$90,578	$40,504

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	July 4, 2021	January 3, 2021
Current assets:
Cash and cash equivalents	$328,598	$364,674
Restricted cash	10,560	10,560
Accounts receivable, net	361,663	290,508
Inventories, net	281,179	260,962
Prepaid expenses and other assets	43,198	42,538
Income taxes receivable	3,573	1,124
Total current assets	1,028,771	970,366
Property, plant and equipment, net	605,848	625,126
Operating lease right-of-use assets	145,545	146,806
Investment in equity investees	11,475	14,636
Goodwill	138,072	138,692
Intangible assets, net	160,930	169,392
Deferred income taxes	19,040	25,331
Other assets	47,772	47,411
Total assets	$2,157,453	$2,137,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,443	$97,211
Accrued expenses	224,414	277,716
Income taxes payable	4,119	11,086
Total current liabilities	343,976	386,013
Long-term debt	791,950	792,242
Long-term operating lease liabilities	133,924	136,235
Deferred income taxes	78,156	73,073
Other liabilities	59,274	55,080
Total liabilities	1,407,280	1,442,643
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 24,238,024 and 24,422,934 shares issued and outstanding as of July 4, 2021, and January 3, 2021, respectively	556,398	552,969
Additional paid-in capital	217,599	223,666
Accumulated earnings	68,845	20,385
Accumulated other comprehensive loss	(103,512)	(112,063)
Total equity attributable to Masonite	739,330	684,957
Equity attributable to non-controlling interests	10,843	10,160
Total equity	750,173	695,117
Total liabilities and equity	$2,157,453	$2,137,760

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Total equity, beginning of period	$737,153	$596,256	$695,117	$636,862
Share capital:
Beginning of period	561,776	551,983	552,969	558,514
Common shares issued for delivery of share based awards	1,133	1,783	11,064	7,273
Common shares issued under employee stock purchase plan	—	—	824	708
Common shares repurchased and retired	(6,511)	—	(8,459)	(12,729)
End of period	556,398	553,766	556,398	553,766
Additional paid-in capital:
Beginning of period	214,689	212,826	223,666	216,584
Share based compensation expense	4,706	3,740	9,124	7,210
Common shares issued for delivery of share based awards	(1,133)	(1,783)	(11,064)	(7,273)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(663)	(969)	(3,944)	(2,396)
Common shares issued under employee stock purchase plan	—	—	(183)	(311)
End of period	217,599	213,814	217,599	213,814
Accumulated earnings (deficit):
Beginning of period	59,712	(12,203)	20,385	(20,047)
Net income attributable to Masonite	35,046	33,997	82,027	63,882
Common shares repurchased and retired	(25,913)	—	(33,567)	(22,041)
End of period	68,845	21,794	68,845	21,794
Accumulated other comprehensive loss:
Beginning of period	(109,726)	(168,193)	(112,063)	(130,169)
Other comprehensive income (loss) attributable to Masonite, net of tax	6,214	14,646	8,551	(23,378)
End of period	(103,512)	(153,547)	(103,512)	(153,547)
Equity attributable to non-controlling interests:
Beginning of period	10,702	11,843	10,160	11,980
Net income attributable to non-controlling interests	1,051	663	2,218	1,815
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	98	230	269	(349)
Dividends to non-controlling interests	(1,008)	(2,318)	(1,804)	(3,028)
End of period	10,843	10,418	10,843	10,418
Total equity, end of period	$750,173	$646,245	$750,173	$646,245

Common shares outstanding:
Beginning of period	24,500,706	24,446,987	24,422,934	24,869,921
Common shares issued for delivery of share based awards	21,030	40,134	175,488	175,045
Common shares issued under employee stock purchase plan	—	—	8,297	9,426
Common shares repurchased and retired	(283,712)	—	(368,695)	(567,271)
End of period	24,238,024	24,487,121	24,238,024	24,487,121

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	July 4, 2021	June 28, 2020
Net income	$84,245	$65,697
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	8,590	2,091
Depreciation	35,511	32,861
Amortization	11,326	12,381
Share based compensation expense	9,124	7,210
Deferred income taxes	12,164	6,044
Unrealized foreign exchange gain	(372)	(78)
Share of income from equity investees, net of tax	(1,339)	(1,159)
Dividend from equity investee	4,500	2,925
Pension and post-retirement funding, net of expense	(1,873)	(2,788)
Non-cash accruals and interest	839	852
(Gain) loss on sale of property, plant and equipment	(210)	4,045
Asset impairment	10,374	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(72,437)	(19,304)
Inventories	(24,182)	(13,519)
Prepaid expenses and other assets	(536)	(2,860)
Accounts payable and accrued expenses	(28,651)	(9,491)
Other assets and liabilities	(13,863)	18,293
Net cash flow provided by operating activities	33,210	103,200
Cash flows from investing activities:
Additions to property, plant and equipment	(29,659)	(28,712)
Acquisition of businesses, net of cash acquired	(160)	—
Proceeds from sale of subsidiaries, net of cash disposed	7,001	—
Proceeds from sale of property, plant and equipment	3,392	48
Other investing activities	(1,247)	(1,205)
Net cash flow used in investing activities	(20,673)	(29,869)
Cash flows from financing activities:
Repayments of long-term debt	(945)	(57)
Tax withholding on share based awards	(3,944)	(2,396)
Distributions to non-controlling interests	(1,804)	(3,028)
Repurchases of common shares	(42,026)	(34,770)
Net cash flow used in financing activities	(48,719)	(40,251)
Net foreign currency translation adjustment on cash	106	(2,538)
(Decrease) increase in cash, cash equivalents and restricted cash	(36,076)	30,542
Cash, cash equivalents and restricted cash, beginning of period	375,234	177,608
Cash, cash equivalents and restricted cash, at end of period	$339,158	$208,150

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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 58 manufacturing and distribution facilities in seven countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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
Divestitures
On June 14, 2021, we completed the sale of all of the capital stock of our Czech business ("Czech") for consideration of $7.0 million, net of cash disposed. The purchasers are not considered to be a related party. The divestiture of this business resulted in a loss on disposal of subsidiaries of $8.6 million, which was recognized in the second quarter of 2021 in the Europe segment. The total charge consists of $5.1 million relating to the write-off of the net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 58.6% and 53.1% of total accounts receivable as of July 4, 2021, and January 3, 2021, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of July 4, 2021, and January 3, 2021. In addition, we had one other retail customer that accounted for more than 10% of the consolidated gross accounts receivable balance as of July 4, 2021. The allowance for doubtful accounts balance was $2.9 million and $2.8 million as of July 4, 2021, and January 3, 2021, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	July 4, 2021	January 3, 2021
Raw materials	$209,648	$191,784
Finished goods	78,638	75,483
Provision for obsolete or aged inventory	(7,107)	(6,305)
Inventories, net	$281,179	$260,962

5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	July 4, 2021	January 3, 2021
Accrued payroll	$64,354	$86,517
Accrued rebates	42,502	49,531
Current portion of operating lease liabilities	23,935	22,667
Accrued interest	16,452	16,435
Accrued legal settlement	9,250	40,000
Other accruals	67,921	62,566
Total accrued expenses	$224,414	$277,716

6. Long-Term Debt

(In thousands)	July 4, 2021	January 3, 2021
5.375% senior unsecured notes due 2028	$500,000	$500,000
5.750% senior unsecured notes due 2026	300,000	300,000
Debt issuance costs	(8,050)	(8,694)
Other long-term debt	—	936
Total long-term debt	$791,950	$792,242
Interest expense related to our consolidated indebtedness under senior unsecured notes was $11.4 million and $22.9 million for the three and six months ended July 4, 2021, respectively, and $11.3 million and $22.6 million for the three and six months ended June 28, 2020, respectively.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information concerning obligations under the 2026 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, we were in compliance with all covenants under the indenture governing the 2026 Notes.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and are due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.2 million after deducting $4.8 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described above), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and will be recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of comprehensive income in the third quarter of 2021. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes under certain circumstances specified therein.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods).
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $237.0 million under our ABL Facility and there were no amounts outstanding as of July 4, 2021.

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
Antitrust Class Action Proceedings - United States
With respect to the putative class action antitrust cases pending in the Eastern District of Virginia, at a hearing held on June 2, 2021, the Court stated that it would grant final approval of the settlement with the direct purchaser plaintiffs, which it did in a written order issued the next day. Subsequently: (i) we paid $30.75 million in June 2021, representing the remainder of the previously agreed upon settlement that had been accrued for the direct purchaser settlement within accrued expenses in the condensed consolidated balance sheets, and (ii) the Court entered final judgment of dismissal as to defendants in the direct purchaser case. Additionally, at a hearing held on July 26, 2021, the Court stated that it would grant final approval of the settlement with the indirect purchaser plaintiffs, which it did in a written order issued the following day. Subsequently: (i) we paid $9.25 million in August 2021, representing the remainder of the previously agreed upon settlement that had been accrued for the indirect purchaser settlement within accrued expenses in the condensed consolidated balance sheet, and (ii) the Court entered final judgment of dismissal as to defendants in the indirect purchaser case.
Class Action Proceedings - Canada
With respect to the putative class action antitrust case pending in Quebec, Canada, all parties in the Quebec proceeding filed a motion with the Quebec court seeking to stay the proceeding on December 22, 2020. The Quebec court has not yet released its decision regarding this motion.
With respect to the putative class action antitrust case pending in the Federal Court of Canada, the plaintiff served its certification record on March 31, 2021. The parties are conferring regarding a narrowing of issues and with respect to a mutually agreeable timeline of steps leading up to the plaintiff's certification motion. The parties have written to the Federal Court advising that the parties do not yet propose to set a timetable of steps leading to the certification motion and requesting that the parties be permitted to provide a further update to the Federal Court by September 30, 2021. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Share Based Compensation Plans
Share based compensation expense was $4.7 million and $9.1 million for the three and six months ended July 4, 2021, respectively, and $3.7 million and $7.2 million for the three and six months ended June 28, 2020, respectively. As of July 4, 2021, the total remaining unrecognized compensation expense related to share based compensation amounted to $25.4 million, which will be amortized over the weighted average remaining requisite service period of 1.7 years.
Equity Incentive Plans
On March 10, 2021, the Board of Directors adopted the Masonite International Corporation 2021 Omnibus Incentive Equity Plan (the "2021 Plan"), which was approved by our shareholders at the Annual General Meeting of Shareholders on May 13, 2021. The 2021 Plan is effective for ten years from the date of approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of July 4, 2021, there were 1,490,030 shares of common stock available for future issuance under the 2021 Plan.
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended January 3, 2021. Aside from shares issuable for outstanding awards, there are no further shares of common stock available for future issuance under the 2009 and 2012 Plans.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, the liability and asset relating to deferred compensation had a fair value of $8.4 million and $8.7 million, respectively. As of July 4, 2021, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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
The total fair value of SARs vested was $0.8 million during the six months ended July 4, 2021.

Six Months Ended July 4, 2021	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	207,094	$7,409	$62.56	7.5
Granted	28,707		107.68
Exercised	(26,262)	1,869	48.17
Outstanding, end of period	209,539	$8,830	$70.55	7.6

Exercisable, end of period	124,435	$6,128	$63.44	6.9

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
Restricted Stock Units
We have granted Restricted Stock Units ("RSUs") to directors and certain employees under the 2012 and 2021 Plans. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest. We recognize forfeitures of RSUs in the period in which they occur.

Six Months Ended July 4, 2021	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	488,057	$68.15
Granted	180,638	109.71
Performance adjustment (1)	14,474	63.05
Delivered	(167,732)	65.84
Withheld to cover (2)	(31,803)
Forfeited	(12,713)	77.91
Outstanding, end of period	470,921	$85.06
___________
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
Approximately two-thirds of the RSUs granted during the six months ended July 4, 2021, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the six months ended July 4, 2021, is being recognized over the weighted average requisite service period of 2.3 years. During the six months ended July 4, 2021, 199,535 RSUs vested at a fair value of $12.9 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Restructuring Costs
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity resulted in the closure of one existing stile and rail facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and will continue through 2022. As of July 4, 2021, we expect to incur up to $1 million of additional charges related to the 2021 Plan.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. As of July 4, 2021, we expect to incur up to $1 million of additional charges related to the 2020 Plan.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2021. As of July 4, 2021, we expect to incur up to $1 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. As of July 4, 2021, we do not expect to incur any material future charges related to the 2018 Plan.
The following tables summarize the restructuring charges recorded for the periods indicated:

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$539	$—	$539
2020 Plan	19	1,501	—	1,520
2019 Plan	333	(339)	139	133
Total Restructuring Costs	$352	$1,701	$139	$2,192

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2019 Plan	$569	$86	$148	$803
2018 Plan	345	—	—	345
Total Restructuring Costs	$914	$86	$148	$1,148

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$539	$—	$539
2020 Plan	19	3,015	—	3,034
2019 Plan	(28)	—	290	262
Total Restructuring Costs	$(9)	$3,554	$290	$3,835

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$1,297	$(37)	$948	$415	$2,623
2018 Plan	466	—	—	—	466
Total Restructuring Costs	$1,763	$(37)	$948	$415	$3,089

	Cumulative Amount Incurred Through July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$539	$—	$539
2020 Plan	48	—	4,748	—	4,796
2019 Plan	9,294	359	1,671	2,357	13,681
2018 Plan	2,180	2,275	—	—	4,455
Total Restructuring Costs	$11,522	$2,634	$6,958	$2,357	$23,471
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	July 4, 2021
2021 Plan	$—	$539	$—	$(3)	$536
2020 Plan	1,492	260	2,774	(4,472)	54
2019 Plan	291	174	88	(388)	165
Total	$1,783	$973	$2,862	$(4,863)	$755

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	June 28, 2020
2019 Plan	$1,535	$219	$2,404	$(3,833)	$325
2018 Plan	—	131	335	(466)	—
Total	$1,535	$350	$2,739	$(4,299)	$325
10. Asset Impairment
During the three and six months ended July 4, 2021, we recognized asset impairment charges of $10.4 million related to assets in the Architectural segment and an asset in the Corporate & Other category, as a result of announced plant closures under the 2021 and 2020 Plans. This amount was determined based upon the excess of the carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

include an estimate of future cash flows and the salvage value for each of the assets. The fair value of the assets was determined to be $6.3 million, compared to a book value of $16.7 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of comprehensive income.
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $0.3 million and $2.3 million of income tax benefit due to the exercise and delivery of share-based awards during the three and six months ended July 4, 2021, respectively, compared to $0.1 million and $0.8 million of income tax benefit during the three and six months ended June 28, 2020, respectively.
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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income attributable to Masonite	$35,046	$33,997	$82,027	$63,882

Shares used in computing basic earnings per share	24,450,542	24,466,575	24,460,098	24,664,008
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	391,477	184,832	423,716	268,856
Shares used in computing diluted earnings per share	24,842,019	24,651,407	24,883,814	24,932,864

Basic earnings per common share attributable to Masonite	$1.43	$1.39	$3.35	$2.59
Diluted earnings per common share attributable to Masonite	$1.41	$1.38	$3.30	$2.56

Anti-dilutive instruments excluded from diluted earnings per common share	31,432	461,367	31,432	289,490
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
This definition of Adjusted EBITDA was updated in the third quarter of 2020 to exclude other items as these charges are not part of our underlying business performance. This change had no impact to Adjusted EBITDA for the three and six months ended June 28, 2020. This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$493,973	$90,179	$78,234	$5,388	$667,774
Intersegment sales	(584)	(2,369)	(2,411)	—	(5,364)
Net sales to external customers	$493,389	$87,810	$75,823	$5,388	$662,410

Adjusted EBITDA	$100,045	$16,584	$480	$(6,545)	$110,564

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$381,608	$30,430	$89,396	$2,966	$504,400
Intersegment sales	(443)	(542)	(3,757)	—	(4,742)
Net sales to external customers	$381,165	$29,888	$85,639	$2,966	$499,658

Adjusted EBITDA	$91,131	$(918)	$11,500	$(9,821)	$91,892

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$971,202	$180,385	$156,308	$11,731	$1,319,626
Intersegment sales	(1,349)	(4,036)	(5,494)	—	(10,879)
Net sales to external customers	$969,853	$176,349	$150,814	$11,731	$1,308,747

Adjusted EBITDA	$194,527	$33,339	$2,474	$(17,751)	$212,589

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$766,053	$101,586	$183,951	$8,393	$1,059,983
Intersegment sales	(1,031)	(972)	(7,094)	—	(9,097)
Net sales to external customers	$765,022	$100,614	$176,857	$8,393	$1,050,886

Adjusted EBITDA	$162,827	$8,761	$22,082	$(20,261)	$173,409

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income attributable to Masonite	$35,046	$33,997	$82,027	$63,882
Plus:
Depreciation	17,232	16,843	35,511	32,861
Amortization	6,408	5,922	11,326	12,381
Share based compensation expense	4,706	3,740	9,124	7,210
Loss (gain) on disposal of property, plant and equipment	387	2,423	(210)	4,045
Restructuring costs	2,192	1,148	3,835	3,089
Asset impairment	10,374	—	10,374	—
Loss on disposal of subsidiaries	8,590	2,091	8,590	2,091
Interest expense, net	11,918	11,824	23,864	23,106
Other (income) expense, net	(1,586)	(1,446)	(2,929)	(1,397)
Income tax expense	14,246	14,687	28,859	24,326
Net income attributable to non-controlling interest	1,051	663	2,218	1,815
Adjusted EBITDA	$110,564	$91,892	$212,589	$173,409

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Accumulated foreign currency translation losses, beginning of period	$(91,613)	$(151,488)	$(93,684)	$(113,336)
Foreign currency translation gain (loss)	2,495	12,478	4,723	(26,209)
Income tax benefit (expense) on foreign currency translation gain (loss)	8	17	22	(27)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	3,544	2,254	3,544	2,254
Less: foreign currency translation gain (loss) attributable to non-controlling interest	98	230	269	(349)
Accumulated foreign currency translation losses, end of period	(85,664)	(136,969)	(85,664)	(136,969)

Accumulated pension and other post-retirement adjustments, beginning of period	(18,113)	(16,705)	(18,379)	(16,833)
Amortization of actuarial net losses	332	172	666	345
Income tax expense on amortization of actuarial net losses	(67)	(45)	(135)	(90)
Accumulated pension and other post-retirement adjustments	(17,848)	(16,578)	(17,848)	(16,578)

Accumulated other comprehensive loss	$(103,512)	$(153,547)	$(103,512)	$(153,547)

Other comprehensive income (loss), net of tax	$6,312	$14,876	$8,820	$(23,727)
Less: other comprehensive income (loss) attributable to non-controlling interest	98	230	269	(349)
Other comprehensive income (loss) attributable to Masonite	$6,214	$14,646	$8,551	$(23,378)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income.
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended July 4, 2021, were $2.5 million, primarily driven by the strengthening of the Canadian Dollar, partially offset by weakening of the Pound Sterling in comparison to the U.S. Dollar during the period. During the six months ended July 4, 2021, foreign currency translation gains were $4.7 million, primarily driven by the strengthening of the Canadian Dollar and the Pound Sterling, partially offset by weakening of the Euro in comparison to the U.S. Dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020
Transactions involving cash:
Interest paid	$22,462	$22,952
Interest received	106	852
Income taxes paid	26,658	4,101
Income tax refunds	442	469
Cash paid for operating lease liabilities	15,598	14,296
Cash paid for finance lease liabilities	653	634
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	6,883	25,425
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	July 4, 2021	January 3, 2021
Cash and cash equivalents	$328,598	$364,674
Restricted cash	10,560	10,560
Total cash, cash equivalents and restricted cash	$339,158	$375,234
Property, plant and equipment additions in accounts payable were $3.5 million and $5.6 million as of July 4, 2021, and January 3, 2021, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	July 4, 2021		January 3, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.375% senior unsecured notes due 2028	$532,825	$494,765	$535,580	$494,393
5.750% senior unsecured notes due 2026	$311,430	$297,185	$315,972	$296,913
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
17. Subsequent Event
On August 9, 2021, the Company’s Board of Directors approved an incremental $210.0 million share repurchase program. The new $210.0 million authorization is in addition to the previously authorized share repurchase of up to $600.0 million stemming from three separate authorizations by our Board of Directors, which as of August 6, 2021, had approximately $40.8 million remaining.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended July 4, 2021, and June 28, 2020. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 58 manufacturing and distribution facilities in seven countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended July 4, 2021, we generated net sales of $969.9 million or 74.1%, $176.3 million or 13.5% and $150.8 million or 11.5% in our North American Residential, Europe and Architectural segments, respectively.
The COVID-19 pandemic impacted our business operations and financial results beginning in the second quarter of fiscal year 2020 leading to an estimated $100 million of lost revenue in the second quarter of 2020, and continues to impact us in fiscal year 2021. Our United Kingdom facilities closed on March 27, 2020, for approximately half the quarter and subsequently operated at a reduced capacity for the remainder of the second quarter of 2020. While the pandemic did not have a material adverse effect on our reported results during the second quarter of 2021, the impacts of COVID-19 related absenteeism, labor constraints and supply chain disruptions have continued to result in lost production at our facilities and are expected to continue in future periods. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These impacts include, but are not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our employees, operations, customers, suppliers

MASONITE INTERNATIONAL CORPORATION

and supply chain, the remedial actions and stimulus measures adopted by federal, state and local governments and the extent to which normal economic and operating conditions can resume. Uncertainty associated with future forecasts, demand in the Architectural market and the duration of impacts from COVID-19 may impact our judgments and estimates and affect, among other things, our goodwill, long-lived assets and indefinite-lived intangible asset valuation, annual effective tax rate and inventory valuation, and may result in the need to write down goodwill in the Architectural reporting unit to its fair value in the future.
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
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities, which resulted in the closure of one existing stile and rails facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and will continue through 2022. As of July 4, 2021, we expect to incur up to $1 million of additional charges related to the 2021 Plan. Once fully implemented, the actions taken as part of the 2021 Plan are expected to increase our annual earnings and cash flows by approximately $2 million.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. As of July 4, 2021, we expect to incur up to $1 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2020 Plan are expected to increase our annual earnings and cash flows by approximately $3 million.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of July 4, 2021, we expect to incur up to $1 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 million to $21 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. As of July 4, 2021, we do not expect to incur any material future charges related to the 2018 Plan.
Inflation
In the first half of 2021, we realized higher costs in the wood, resins, metals and packaging product categories as a result of macroeconomic factors as well as increased logistics costs and wages. Additionally, we continued to recognize higher costs as a result of tight supply chains as well as from previously disclosed anti-dumping and countervailing duties. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain disruptions will continue throughout the remainder of fiscal year 2021. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or mitigate the impact of these inflationary pressures.

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
Divestitures
•On June 14, 2021, we completed the sale of all of the capital stock of our Czech business ("Czech") for consideration of $7.0 million, net of cash disposed. The divestiture of this business resulted in a loss on sale of subsidiaries of $8.6 million, which was recognized during the second quarter of 2021 in the Europe segment.
•During the second quarter of 2020, we completed the liquidation of our legal entity in India. As a result, we recognized $2.1 million in loss on disposal of subsidiaries.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$662,410	$499,658	$1,308,747	$1,050,886
Cost of goods sold	498,068	363,304	985,767	780,251
Gross profit	164,342	136,354	322,980	270,635
Gross profit as a % of net sales	24.8%	27.3%	24.7%	25.8%
Selling, general and administration expenses	82,511	73,390	166,142	153,723
Selling, general and administration expenses as a % of net sales	12.5%	14.7%	12.7%	14.6%
Restructuring costs	2,192	1,148	3,835	3,089
Asset impairment	10,374	—	10,374	—
Loss on disposal of subsidiaries	8,590	2,091	8,590	2,091
Operating income	60,675	59,725	134,039	111,732
Interest expense, net	11,918	11,824	23,864	23,106
Other (income) expense, net	(1,586)	(1,446)	(2,929)	(1,397)
Income before income tax expense	50,343	49,347	113,104	90,023
Income tax expense	14,246	14,687	28,859	24,326
Net income	36,097	34,660	84,245	65,697
Less: net income attributable to non-controlling interests	1,051	663	2,218	1,815
Net income attributable to Masonite	$35,046	$33,997	$82,027	$63,882

Three Months Ended July 4, 2021, Compared with Three Months Ended June 28, 2020
Net Sales
Net sales in the three months ended July 4, 2021, were $662.4 million, an increase of $162.7 million or 32.6% from $499.7 million in the three months ended June 28, 2020. Net sales in the second quarter of 2021 were positively impacted by $22.2 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $140.5 million or 28.1% due to changes in volume, average unit price, impact of acquisitions and divestitures, and sales of components and other products. Higher volumes excluding the incremental impact of acquisitions and divestitures ("base volume") increased net sales by $95.3 million or 19.1% in the second quarter of 2021 compared to the 2020 period. Average unit price increased net sales in the second quarter of 2021 by $34.8 million or 7.0% compared to the 2020 period. Net sales of components and other products to external customers increased $10.7 million or 2.1% in the second quarter of 2021 compared to the 2020 period. Our 2021 divestiture decreased net sales by $0.3 million or 0.1% in the three months ended of 2021.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$493,973	$90,179	$78,234	$5,388	$667,774
Intersegment sales	(584)	(2,369)	(2,411)	—	(5,364)
Net sales to external customers	$493,389	$87,810	$75,823	$5,388	$662,410
Percentage of consolidated external net sales	74.5%	13.3%	11.4%

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$381,608	$30,430	$89,396	$2,966	$504,400
Intersegment sales	(443)	(542)	(3,757)	—	(4,742)
Net sales to external customers	$381,165	$29,888	$85,639	$2,966	$499,658
Percentage of consolidated external net sales	76.3%	6.0%	17.1%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended July 4, 2021, were $493.4 million, an increase of $112.2 million or 29.4% from $381.2 million in the three months ended June 28, 2020. Net sales in the second quarter of 2021 were positively impacted by $11.4 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $100.8 million or 26.4% due to changes in volume, average unit price and sales of components and other products. Higher base volume increased net sales in the second quarter of 2021 by $70.9 million or 18.6% compared to the 2020 period, including our previously announced new retail business win and recovery from prior year COVID-19 impacts. Average unit price increased net sales in the second quarter of 2021 by $25.5 million or 6.7% compared to the 2020 period. Net sales of components and other products to external customers were $4.4 million higher in the second quarter of 2021 compared to the 2020 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended July 4, 2021, were $87.8 million, an increase of $57.9 million or 193.6% from $29.9 million in the three months ended June 28, 2020, primarily due to our United Kingdom and Ireland manufacturing facilities being closed approximately half the quarter and subsequently operating at a reduced capacity for the remainder of the second quarter of 2020 as a result of COVID-19. Net sales in the second quarter of 2021 were positively impacted by $9.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $48.1 million or 160.9% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Higher base volume increased net sales by $40.0 million or 133.8% in the second quarter of 2021 compared to the 2020 period, primarily due to our manufacturing facilities being temporarily idled in the prior year period as previously noted. Average unit price increased net sales in the second quarter of 2021 by $6.2 million or 20.7% compared to the 2020 period as a result of lower comparable prior year net sales due to COVID-19 as previously noted. Net sales of components and other products to external customers were $2.2 million higher in the second quarter of 2021 compared to the 2020 period. Our 2021 divestiture decreased net sales by $0.3 million or 1.0% in the second quarter of 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended July 4, 2021, were $75.8 million, a decrease of $9.8 million or 11.4% from $85.6 million in the three months ended June 28, 2020. Net sales in the second quarter of 2021 were positively impacted by $0.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $10.7 million or 12.5% due to

MASONITE INTERNATIONAL CORPORATION

changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the second quarter of 2021 by $13.4 million or 15.7% compared to the 2020 period due to lingering weakness in commercial end markets. Net sales of components and other products to external customers were $0.4 million lower in the second quarter of 2021 compared to the 2020 period. Average unit price increased net sales in the second quarter of 2021 by $3.1 million or 3.6% compared to the 2020 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.2% and 72.7% for the three months ended July 4, 2021, and June 28, 2020, respectively. Material cost of sales and distribution as a percentage of net sales increased by 2.6% and 1.1%, respectively, compared to the 2020 period. Depreciation, overhead and direct labor as a percentage of sales decreased by 0.5%, 0.5% and 0.2%, respectively, compared to the second quarter of 2020. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in tariffs and logistics costs, partially offset by higher average unit prices and material cost savings projects. Distribution as a percentage of net sales increased due to higher logistics costs and personnel costs including wage inflation. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices as compared to the 2020 period. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business as compared to the 2020 period. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage inflation.
Selling, General and Administration Expenses
In the three months ended July 4, 2021, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 12.5%, as compared to 14.7% in the three months ended June 28, 2020, a decrease of 220 basis points.
SG&A expenses in the three months ended July 4, 2021, were $82.5 million, an increase of $9.1 million from $73.4 million in the three months ended June 28, 2020. The overall increase was driven by a $6.3 million increase in personnel costs primarily due to $8.8 million of resource investments to support growth as well as the absence of certain personnel costs in the prior year due to COVID-19, partially offset by a $2.5 million decrease in incentive compensation; unfavorable foreign exchange impacts of $1.9 million; a $1.5 million increase in professional and other fees related to marketing spend as business activities began to return to pre-pandemic levels and a $1.2 million increase in travel expense as a result of COVID-19 related cost reductions taken in the prior year period. These increases were partially offset by a $1.8 million decrease in non-cash items in SG&A expenses, including loss (gain) on disposal of property, plant and equipment, depreciation and amortization, deferred compensation and share based compensation.
Restructuring Costs
Restructuring costs in the three months ended July 4, 2021, and June 28, 2020, were $2.2 million and $1.1 million, respectively. Restructuring costs in the current year related primarily to the 2021 and 2020 Plans. Restructuring costs in the prior year period related primarily to the 2019 Plan.
Asset Impairment
Asset impairment charges in the three months ended July 4, 2021, were $10.4 million, and resulted from actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information. There were no asset impairment charges in the three months ended June 28, 2020.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the three months ended July 4, 2021, was $8.6 million, compared to $2.1 million in the three months ended June 28, 2020. The current year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive income. The loss in the prior year arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the three months ended July 4, 2021, was $11.9 million, compared to $11.8 million in the three months ended June 28, 2020, remaining relatively flat as compared to the 2020 period.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended July 4, 2021, was $1.6 million of income, compared to $1.4 million of income in the three months ended June 28, 2020, remaining relatively flat as compared to the 2020 period.
Income Tax Expense
Income tax expense in the three months ended July 4, 2021, was $14.2 million, compared to $14.7 million of income tax expense in the three months ended June 28, 2020. The decrease in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized discrete items resulting in $3.7 million of income tax expense in the three months ended July 4, 2021, compared to $0.3 million of income tax expense in the three months ended June 28, 2020.
Segment Information

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$100,045	$16,584	$480	$(6,545)	$110,564
Adjusted EBITDA as a percentage of segment net sales	20.3%	18.9%	0.6%		16.7%

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$91,131	$(918)	$11,500	$(9,821)	$91,892
Adjusted EBITDA as a percentage of segment net sales	23.9%	(3.1)%	13.4%		18.4%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$89,236	$1,454	$(14,626)	$(41,018)	$35,046
Plus:
Depreciation	9,160	2,506	2,608	2,958	17,232
Amortization	497	4,258	1,147	506	6,408
Share based compensation expense	—	—	—	4,706	4,706
Loss on disposal of property, plant and equipment	36	16	—	335	387
Restructuring costs	352	—	1,701	139	2,192
Asset impairment	—	—	9,645	729	10,374
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	11,918	11,918
Other (income) expense, net	—	(240)	5	(1,351)	(1,586)
Income tax expense	—	—	—	14,246	14,246
Net income attributable to non-controlling interest	764	—	—	287	1,051
Adjusted EBITDA	$100,045	$16,584	$480	$(6,545)	$110,564

	Three Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$79,841	$(6,376)	$4,983	$(44,451)	$33,997
Plus:
Depreciation	8,729	2,367	2,777	2,970	16,843
Amortization	512	3,270	1,750	390	5,922
Share based compensation expense	—	—	—	3,740	3,740
Loss on disposal of property, plant and equipment	506	7	1,904	6	2,423
Restructuring costs	914	—	86	148	1,148
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	11,824	11,824
Other (income) expense, net	—	(186)	—	(1,260)	(1,446)
Income tax expense	—	—	—	14,687	14,687
Net income attributable to non-controlling interest	629	—	—	34	663
Adjusted EBITDA	$91,131	$(918)	$11,500	$(9,821)	$91,892

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $8.9 million, or 9.8%, to $100.0 million in the three months ended July 4, 2021, from $91.1 million in the three months ended June 28, 2020. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $19.3 million and $16.3 million, in the second quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment increased $17.5 million, or 1,944.4%, to $16.6 million in the three months ended July 4, 2021, from $0.9 million loss in the three months ended June 28, 2020. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.0 million and $0.3 million, in the second quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment decreased $11.0 million, or 95.7%, to $0.5 million in the three months ended July 4, 2021, from $11.5 million in the three months ended June 28, 2020. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.8 million and $2.7 million, in the second quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Six Months Ended July 4, 2021, Compared with Six Months Ended June 28, 2020
Net Sales
Net sales in the six months ended July 4, 2021, were $1,308.7 million, an increase of $257.8 million or 24.5% from $1,050.9 million in the six months ended June 28, 2020. Net sales in the first six months of 2021 were positively impacted by $33.5 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $224.3 million or 21.3% to changes in volume, average unit price, impact of acquisitions and divestitures and sales of components and other products. Average unit price increased net sales in the first six months of 2021 by $111.1 million or 10.6% compared to the same period in 2020. Higher volumes excluding the incremental impact of acquisitions and divestitures ("base volume") increased net sales by $97.2 million or 9.2% in the first six months of 2021 compared to the same period in 2020. Net sales of components and other products to external customers increased $16.3 million or 1.6% in the first six months of 2021 compared to the same period in 2020. Our 2021 divestiture decreased net sales by $0.3 million in the first six months of 2021.
Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$971,202	$180,385	$156,308	$11,731	$1,319,626
Intersegment sales	(1,349)	(4,036)	(5,494)	—	(10,879)
Net sales to external customers	$969,853	$176,349	$150,814	$11,731	$1,308,747
Percentage of consolidated external net sales	74.1%	13.5%	11.5%

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$766,053	$101,586	$183,951	$8,393	$1,059,983
Intersegment sales	(1,031)	(972)	(7,094)	—	(9,097)
Net sales to external customers	$765,022	$100,614	$176,857	$8,393	$1,050,886
Percentage of consolidated external net sales	72.8%	9.6%	16.8%

MASONITE INTERNATIONAL CORPORATION

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended July 4, 2021, were $969.9 million, an increase of $204.9 million or 26.8% from $765.0 million in the six months ended June 28, 2020. Net sales in the first six months of 2021 were positively impacted by $15.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $189.1 million or 24.7% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first six months of 2021 by $92.5 million or 12.1% compared to the 2020 period. Higher base volume increased net sales by $88.2 million or 11.5% in the first six months of 2021 compared to the same period in 2020 including our previously announced new retail business win and recovery from prior year COVID-19 impacts. Net sales of components and other products to external customers were $8.4 million higher in the first six months of 2021 compared to the same period in 2020.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended July 4, 2021, were $176.3 million, an increase of $75.7 million or 75.2% from $100.6 million in the six months ended June 28, 2020, primarily due to our United Kingdom and Ireland manufacturing facilities being closed approximately one fourth of the period and subsequently operating at a reduced capacity once they reopened in May 2020 as a result of COVID-19. Net sales in 2021 were positively impacted by $16.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $59.5 million or 59.1% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Higher base volume increased net sales in the first six months of 2021 by $44.9 million or 44.6% compared to the same period in 2020, primarily due to our manufacturing facilities being temporarily idled in the prior year period as a result of COVID-19. Average unit price increased net sales in the first six months of 2021 by $11.2 million or 11.1% compared to the same period in 2020. Net sales of components and other products to external customers were $3.7 million higher in the first six months of 2021 compared to the same period in 2020. Our 2021 divestiture decreased net sales by $0.3 million or 0.3% in the first six months of 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended July 4, 2021, were $150.8 million, a decrease of $26.1 million or 14.8% from $176.9 million in the six months ended June 28, 2020. Net sales in 2021 were positively impacted by $1.4 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $27.5 million or 15.5% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the first six months of 2021 by $33.1 million or 18.7% compared to the 2020 period due to lingering weakness in commercial end markets. Net sales of components and other products to external customers were $1.8 million lower in the first six months of 2021 compared to the same period in 2020. Average unit price increased net sales in the first six months of 2021 by $7.4 million or 4.2% compared to the 2020 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.3% and 74.2% for the six months ended July 4, 2021, and June 28, 2020, respectively. Material cost of sales and distribution as a percentage of net sales increased by 1.3% and 0.9%, respectively, compared to the 2020 period. Depreciation, direct labor and overhead as a percentage of net sales decreased by 0.5%, 0.4% and 0.2%, respectively, compared to the 2020 period. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in tariffs and logistics costs, partially offset by higher average unit prices and material cost savings projects. Distribution as a percentage of net sales increased due to higher logistics costs and personnel costs including wage inflation. The decrease in depreciation in the first six months of 2021 was driven by higher average unit prices as compared to the first six months of 2020. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business as compared to the 2020 period.

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
In the six months ended July 4, 2021, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 12.7% compared to 14.6% the six months ended June 28, 2020, a decrease of 190 basis points.
SG&A expenses in the six months ended July 4, 2021, were $166.1 million, an increase of $12.4 million from $153.7 million in the six months ended June 28, 2020. The overall increase was driven by a $13.1 million increase in personnel costs primarily due to resource investments to support growth as well as the absence of certain personnel costs in the prior year due to COVID-19 and unfavorable foreign exchange impacts of $3.1 million. These increases were partially offset by a $2.2 million decrease in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation, a $0.9 million decrease in travel expense and a $0.7 million decrease in professional and other fees as a result of COVID-19 related cost reductions taken in the prior year period.
Restructuring Costs
Restructuring costs in the six months ended July 4, 2021, were $3.8 million, compared to $3.1 million in the six months ended June 28, 2020. Restructuring costs in the current year related primarily to the 2021 and 2020 Plans. Restructuring costs in the prior year period related primarily to the 2019 Plan.
Asset Impairment
Asset impairment charges in the six months ended July 4, 2021, were $10.4 million, and resulted from actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information. There were no asset impairment charges in the six months ended June 28, 2020.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the six months ended July 4, 2021, was $8.6 million, compared to $2.1 million in the six months ended June 28, 2020. The current year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive income. The loss in the prior year arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees.
Interest Expense, Net
Interest expense, net, in the six months ended July 4, 2021, was $23.9 million, compared to $23.1 million in the six months ended June 28, 2020, remaining relatively flat as compared to the 2020 period.
Other (Income) Expense, Net
Other (income) expense, net, in the six months ended July 4, 2021, was $2.9 million, compared to $1.4 million in the six months ended June 28, 2020. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust and a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, partially offset by an increase in pension expense.
Income Tax Expense
Our income tax expense in the six months ended July 4, 2021, was $28.9 million, compared to $24.3 million of income tax expense in the six months ended June 28, 2020. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, as well as an increase in discrete income tax expense. We recognized discrete items resulting in income tax expense of $3.2 million the six months ended July 4, 2021, compared to $0.1 million of income tax benefit recorded in the six months ended June 28, 2020. The discrete income tax expense for the period is primarily attributable to (1) an increase in the tax rate applied to

MASONITE INTERNATIONAL CORPORATION

certain deferred tax assets and liabilities in the United Kingdom and (2) the nondeductible loss on disposal of subsidiaries resulting from the sale of the Czech business.
Segment Information

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$194,527	$33,339	$2,474	$(17,751)	$212,589
Adjusted EBITDA as a percentage of segment net sales	20.1%	18.9%	1.6%		16.2%

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$162,827	$8,761	$22,082	$(20,261)	$173,409
Adjusted EBITDA as a percentage of segment net sales	21.3%	8.7%	12.5%		16.5%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income attributable to Masonite	$173,209	$12,862	$(18,439)	$(85,605)	$82,027
Plus:
Depreciation	18,671	5,091	5,271	6,478	35,511
Amortization	912	7,143	2,289	982	11,326
Share based compensation expense	—	—	—	9,124	9,124
Loss (gain) on disposal of property, plant and equipment	124	12	149	(495)	(210)
Restructuring costs	(9)	—	3,554	290	3,835
Asset impairment	—	—	9,645	729	10,374
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	23,864	23,864
Other (income) expense, net	—	(359)	5	(2,575)	(2,929)
Income tax expense	—	—	—	28,859	28,859
Net income attributable to non-controlling interest	1,620	—	—	598	2,218
Adjusted EBITDA	$194,527	$33,339	$2,474	$(17,751)	$212,589

MASONITE INTERNATIONAL CORPORATION

	Six Months Ended June 28, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$138,652	$(2,893)	$9,563	$(81,440)	$63,882
Plus:
Depreciation	18,093	4,824	5,599	4,345	32,861
Amortization	1,107	6,832	3,672	770	12,381
Share based compensation expense	—	—	—	7,210	7,210
Loss on disposal of property, plant and equipment	1,710	10	2,300	25	4,045
Restructuring costs	1,763	(37)	948	415	3,089
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	23,106	23,106
Other expense (income), net	—	25	—	(1,422)	(1,397)
Income tax expense	—	—	—	24,326	24,326
Net income attributable to non-controlling interest	1,502	—	—	313	1,815
Adjusted EBITDA	$162,827	$8,761	$22,082	$(20,261)	$173,409
Adjusted EBITDA in our North American Residential segment increased $31.7 million, or 19.5%, to $194.5 million in the six months ended July 4, 2021, from $162.8 million in the six months ended June 28, 2020. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $38.5 million and $32.6 million in the first six months of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment increased $24.5 million, or 278.4%, to $33.3 million in the six months ended July 4, 2021, from $8.8 million in the six months ended June 28, 2020. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $2.0 million and $0.5 million in the first six months of 2021 and 2020. The allocations generally consist of certain costs of human resources, legal, finance and information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment decreased $19.6 million, or 88.7%, to $2.5 million in the six months ended July 4, 2021, from $22.1 million in the six months ended June 28, 2020. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $5.6 million and $5.4 million in the first six months of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
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
We anticipate capital expenditures in fiscal year 2021 will be approximately $85 million to $100 million as compared to our original estimate of $80 million to $90 million as previously disclosed under "Key Factors Affecting Our Results of Operations" in our Annual Report on Form 10-K for the year ended January 3, 2021. We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of July 4, 2021, we had

MASONITE INTERNATIONAL CORPORATION

$328.6 million of cash and cash equivalents, availability under our ABL Facility of $237.0 million and availability under our AR Sales Program of $25.8 million.
Cash Flows
Cash provided by operating activities was $33.2 million during the six months ended July 4, 2021, compared to $103.2 million of cash provided by operating activities in the six months ended June 28, 2020. This $70.0 million decrease in cash provided by operating activities was due to changes in net working capital and a $32.2 million decrease in other assets and liabilities, partially offset by a $42.8 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first six months of 2021 compared to the same period in 2020.
Cash used in investing activities was $20.7 million during the six months ended July 4, 2021, compared to $29.9 million in the six months ended June 28, 2020. This $9.2 million decrease in cash used in investing activities was driven by a $7.0 million increase in cash obtained from the sale of subsidiaries in 2021, and a $3.3 million increase in proceeds from the sale of property, plant and equipment, partially offset by a $0.9 million increase in cash additions to property, plant and equipment and a $0.2 million increase in cash used in acquisitions, net of cash acquired and other investing activities, in the first six months of 2021 compared to the same period in 2020.
Cash used in financing activities was $48.7 million during the six months ended July 4, 2021, compared to $40.3 million during the six months ended June 28, 2020. This $8.5 million increase in cash used in financing activities was driven by a $7.3 million increase in cash used for repurchases of common shares, a $1.5 million increase in cash used for tax withholding on share based awards and a $0.9 million increase in cash used for repayments of long-term debt, partially offset by a $1.2 million decrease in distributions to non-controlling interests in the first six months of 2021 compared to the same period in 2020.
Share Repurchases
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. During the six months ended July 4, 2021, we repurchased and retired 368,695 of our common shares in the open market at an aggregate cost of $42.0 million as part of the share repurchase programs. During the six months ended June 28, 2020, we repurchased 567,271 of our common shares in the open market at an aggregate cost of $34.8 million, prior to temporarily suspending our repurchase program on March 18, 2020. The temporary suspension was lifted during the third quarter of 2020. As of July 4, 2021, there was $58.3 million available for repurchase in accordance with the share repurchase programs. On August 9, 2021, the Company’s Board of Directors approved an incremental $210.0 million share repurchase program. The new $210.0 million authorization is in addition to the previously authorized share repurchase of up to $600.0 million, which as of August 6, 2021, had approximately $40.8 million remaining.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of July 4, 2021, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of July 4, 2021. The 2028 Notes bear interest at 5.375% per annum. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.
5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"), all of which were outstanding as of July 4, 2021. The 2026 Notes bear interest at 5.750% per annum. The 2026 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, we were in compliance with all covenants under the indenture governing the 2026 Notes.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and are due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.2 million after deducting $4.8 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described above), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and will be recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of comprehensive income in the third quarter of 2021. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes under certain circumstances specified therein.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods).

MASONITE INTERNATIONAL CORPORATION

ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 4, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $237.0 million under our ABL Facility and there were no amounts outstanding as of July 4, 2021.
Supplemental Guarantor Financial Information
Our obligations under the 2028 Notes and 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $590.7 million and $1,159.9 million for the three and six months ended July 4, 2021, respectively, and $442.1 million and $934.0 million for the three and six months ended June 28, 2020, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $93.4 million and $170.4 million for the three and six months ended July 4, 2021, respectively, and $76.3 million and $144.7 million for the three and six months ended June 28, 2020, respectively. Our non-guarantor subsidiaries had total assets of $2.2 billion as of July 4, 2021, and January 3, 2021, and total liabilities of $922.9 million and $935.3 million as of July 4, 2021, and January 3, 2021, respectively.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended July 4, 2021, we repurchased 283,712 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 5, 2021, through May 2, 2021	—	$—	—	$90,720,911
May 3, 2021, through May 30, 2021	49,376	120.02	49,376	84,794,993
May 31, 2021, through July 4, 2021	234,336	113.08	234,336	58,297,243
Total	283,712	$114.28	283,712
We currently have in place a $600.0 million share repurchase authorization, stemming from three separate authorizations by our Board of Directors. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. As of July 4, 2021, $58.3 million was available for repurchase in accordance with the share repurchase programs. On August 9, 2021, the Company’s Board of Directors approved an incremental $210.0 million share repurchase program. The new $210.0 million authorization is in addition to the previously authorized share repurchase of up to $600.0 million, which as of August 6, 2021, had approximately $40.8 million remaining.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
4.1	Indenture, dated as of July 26, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 3.50% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 27, 2021)
10.1	Form of Masonite International Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 18, 2021)
10.2(a)	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 18, 2021)
10.2(b)	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(b) to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 18, 2021)
10.2(c)	Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(c) to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 18, 2021)
10.2(d)	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Directors (May 2021) (incorporated by reference to Exhibit 10.2(b) to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 18, 2021)
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2021, and June 28, 2020; (ii) the Registrant's Condensed Consolidated Balance Sheets as of July 4, 2021, and January 3, 2021; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 4, 2021, and June 28, 2020; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2021, and June 28, 2020; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 10, 2021	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)