Form 10-Q
period 2021-10-03
MASONITE INTERNATIONAL CORP
filed 2021-11-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
or
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
The registrant had outstanding 23,778,958 shares of Common Stock, no par value, as of November 5, 2021.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 3, 2021

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
•scale and scope of the coronavirus ("COVID-19") pandemic and its impact on our operations, customer demand and supply chain, including any adverse effects of the U.S. government's COVID-19 vaccine mandates;
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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$652,208	$587,652	$1,960,955	$1,638,538
Cost of goods sold	498,103	427,331	1,483,870	1,207,582
Gross profit	154,105	160,321	477,085	430,956
Selling, general and administration expenses	76,632	118,354	242,774	272,077
Restructuring costs	1,311	1,895	5,146	4,984
Asset impairment	—	51,515	10,374	51,515
Loss on disposal of subsidiaries	—	—	8,590	2,091
Operating income (loss)	76,162	(11,443)	210,201	100,289
Interest expense, net	11,349	11,805	35,213	34,911
Loss on extinguishment of debt	13,583	—	13,583	—
Other (income) expense, net	(1,471)	(1,953)	(4,400)	(3,350)
Income (loss) before income tax expense	52,701	(21,295)	165,805	68,728
Income tax expense (benefit)	13,854	(804)	42,713	23,522
Net income (loss)	38,847	(20,491)	123,092	45,206
Less: net income attributable to non-controlling interests	1,156	1,275	3,374	3,090
Net income (loss) attributable to Masonite	$37,691	$(21,766)	$119,718	$42,116

Basic earnings (loss) per common share attributable to Masonite	$1.57	$(0.89)	$4.92	$1.71
Diluted earnings (loss) per common share attributable to Masonite	$1.54	$(0.89)	$4.84	$1.69

Comprehensive income (loss):
Net income (loss)	$38,847	$(20,491)	$123,092	$45,206
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(9,164)	14,137	(897)	(9,818)
Amortization of actuarial net losses	334	173	1,000	518
Income tax expense related to other comprehensive income (loss)	(83)	(25)	(196)	(142)
Other comprehensive income (loss), net of tax:	(8,913)	14,285	(93)	(9,442)
Comprehensive income (loss)	29,934	(6,206)	122,999	35,764
Less: comprehensive income (loss) attributable to non-controlling interests	990	1,481	3,477	2,947
Comprehensive income (loss) attributable to Masonite	$28,944	$(7,687)	$119,522	$32,817

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	October 3, 2021	January 3, 2021
Current assets:
Cash and cash equivalents	$393,730	$364,674
Restricted cash	10,246	10,560
Accounts receivable, net	352,167	290,508
Inventories, net	309,832	260,962
Prepaid expenses and other assets	41,186	42,538
Income taxes receivable	3,737	1,124
Total current assets	1,110,898	970,366
Property, plant and equipment, net	601,415	625,126
Operating lease right-of-use assets	183,284	146,806
Investment in equity investees	12,540	14,636
Goodwill	136,958	138,692
Intangible assets, net	154,816	169,392
Deferred income taxes	21,287	25,331
Other assets	48,802	47,411
Total assets	$2,270,000	$2,137,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,748	$97,211
Accrued expenses	221,932	277,716
Income taxes payable	12,912	11,086
Total current liabilities	352,592	386,013
Long-term debt	865,399	792,242
Long-term operating lease liabilities	171,940	136,235
Deferred income taxes	80,195	73,073
Other liabilities	59,393	55,080
Total liabilities	1,529,519	1,442,643
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 23,896,040 and 24,422,934 shares issued and outstanding as of October 3, 2021, and January 3, 2021, respectively	549,468	552,969
Additional paid-in capital	218,127	223,666
Accumulated earnings	73,905	20,385
Accumulated other comprehensive loss	(112,259)	(112,063)
Total equity attributable to Masonite	729,241	684,957
Equity attributable to non-controlling interests	11,240	10,160
Total equity	740,481	695,117
Total liabilities and equity	$2,270,000	$2,137,760

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Total equity, beginning of period	$750,173	$646,245	$695,117	$636,862
Share capital:
Beginning of period	556,398	553,766	552,969	558,514
Common shares issued for delivery of share based awards	779	310	11,843	7,583
Common shares issued under employee stock purchase plan	769	597	1,593	1,305
Common shares repurchased and retired	(8,478)	—	(16,937)	(12,729)
End of period	549,468	554,673	549,468	554,673
Additional paid-in capital:
Beginning of period	217,599	213,814	223,666	216,584
Share based compensation expense	2,336	6,299	11,460	13,509
Common shares issued for delivery of share based awards	(779)	(310)	(11,843)	(7,583)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(890)	(356)	(4,834)	(2,752)
Common shares issued under employee stock purchase plan	(139)	(140)	(322)	(451)
End of period	218,127	219,307	218,127	219,307
Accumulated earnings (deficit):
Beginning of period	68,845	21,794	20,385	(20,047)
Net income attributable to Masonite	37,691	(21,766)	119,718	42,116
Common shares repurchased and retired	(32,631)	—	(66,198)	(22,041)
End of period	73,905	28	73,905	28
Accumulated other comprehensive loss:
Beginning of period	(103,512)	(153,547)	(112,063)	(130,169)
Other comprehensive income (loss) attributable to Masonite, net of tax	(8,747)	14,079	(196)	(9,299)
End of period	(112,259)	(139,468)	(112,259)	(139,468)
Equity attributable to non-controlling interests:
Beginning of period	10,843	10,418	10,160	11,980
Net income attributable to non-controlling interests	1,156	1,275	3,374	3,090
Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(166)	206	103	(143)
Dividends to non-controlling interests	(593)	(937)	(2,397)	(3,965)
End of period	11,240	10,962	11,240	10,962
Total equity, end of period	$740,481	$645,502	$740,481	$645,502

Common shares outstanding:
Beginning of period	24,238,024	24,487,121	24,422,934	24,869,921
Common shares issued for delivery of share based awards	20,370	8,767	195,858	183,812
Common shares issued under employee stock purchase plan	6,794	7,079	15,091	16,505
Common shares repurchased and retired	(369,148)	—	(737,843)	(567,271)
End of period	23,896,040	24,502,967	23,896,040	24,502,967
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	October 3, 2021	September 27, 2020
Net income	$123,092	$45,206
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	8,590	2,091
Loss on extinguishment of debt	13,583	—
Depreciation	52,876	50,742
Amortization	16,749	17,900
Share based compensation expense	11,460	13,509
Deferred income taxes	11,989	(2,806)
Unrealized foreign exchange gain	(490)	(83)
Share of income from equity investees, net of tax	(2,404)	(1,972)
Dividend from equity investee	4,500	4,275
Pension and post-retirement funding, net of expense	(3,708)	(3,447)
Non-cash accruals and interest	1,268	1,268
Loss on sale of property, plant and equipment	1,954	3,629
Asset impairment	10,374	51,515
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(65,448)	(51,071)
Inventories	(54,425)	(3,950)
Prepaid expenses and other assets	1,261	2,823
Accounts payable and accrued expenses	(28,587)	69,865
Other assets and liabilities	(2,615)	19,762
Net cash flow provided by operating activities	100,019	219,256
Cash flows from investing activities:
Additions to property, plant and equipment	(46,626)	(45,899)
Acquisition of businesses, net of cash acquired	(160)	(1,912)
Proceeds from sale of subsidiaries, net of cash disposed	7,001	—
Proceeds from sale of property, plant and equipment	3,377	5,086
Other investing activities	(1,782)	(1,762)
Net cash flow used in investing activities	(38,190)	(44,487)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	375,000	—
Repayments of long-term debt	(300,945)	(57)
Payment of debt extinguishment costs	(10,810)	—
Payment of debt issuance costs	(4,672)	—
Tax withholding on share based awards	(4,834)	(2,752)
Distributions to non-controlling interests	(2,397)	(3,965)
Repurchases of common shares	(83,135)	(34,770)
Net cash flow used in financing activities	(31,793)	(41,544)
Net foreign currency translation adjustment on cash	(1,294)	524
Increase in cash, cash equivalents and restricted cash	28,742	133,749
Cash, cash equivalents and restricted cash, beginning of period	375,234	177,608
Cash, cash equivalents and restricted cash, at end of period	$403,976	$311,357
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 57.1% and 53.1% of total accounts receivable as of October 3, 2021, and January 3, 2021, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of October 3, 2021, and January 3, 2021. The allowance for doubtful accounts balance was $2.2 million and $2.8 million as of October 3, 2021, and January 3, 2021, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	October 3, 2021	January 3, 2021
Raw materials	$235,553	$191,784
Finished goods	81,361	75,483
Provision for obsolete or aged inventory	(7,082)	(6,305)
Inventories, net	$309,832	$260,962

5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	October 3, 2021	January 3, 2021
Accrued payroll	$64,361	$86,517
Accrued rebates	50,845	49,531
Current portion of operating lease liabilities	25,407	22,667
Accrued interest	7,126	16,435
Accrued legal settlement	—	40,000
Other accruals	74,193	62,566
Total accrued expenses	$221,932	$277,716

6. Long-Term Debt

(In thousands)	October 3, 2021	January 3, 2021
3.50% senior unsecured notes due 2030	$375,000	$—
5.375% senior unsecured notes due 2028	500,000	500,000
5.750% senior unsecured notes due 2026	—	300,000
Debt issuance costs	(9,601)	(8,694)
Other long-term debt	—	936
Total long-term debt	$865,399	$792,242
Interest expense related to our consolidated indebtedness under senior unsecured notes was $10.7 million and $33.5 million for the three and nine months ended October 3, 2021, respectively, and $11.4 million and $34.1 million for the three and nine months ended September 27, 2020, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and are due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.3 million after deducting $4.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and was recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of comprehensive income (loss) in the third quarter of 2021. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes under certain circumstances specified therein.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of October 3, 2021, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of October 3, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.

5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes bear interest at 5.750% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2026. The 2026 Notes were issued at par.
Information concerning obligations under the 2026 Notes and the indenture governing them are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 26, 2021, the 2026 Notes were fully redeemed, as described above.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of October 3, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $208.8 million under our ABL Facility and there were no amounts outstanding as of October 3, 2021.

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
Antitrust Class Action Proceedings - United States
With respect to the putative class action antitrust cases pending in the Eastern District of Virginia (the "Court"), on June 3, 2021, the Court granted final approval of the settlement with the direct purchaser plaintiffs and subsequently: (i) we paid the remainder of the previously agreed upon settlement in June 2021 that had been accrued for the direct purchaser settlement within accrued expenses in the condensed consolidated balance sheet, and (ii) the Court entered final judgment of dismissal as to defendants in the direct purchaser case. Additionally, on July 27, 2021, the Court granted final approval of the settlement with the indirect purchaser plaintiffs and subsequently: (i) we paid $9.25 million in August 2021, representing the remainder of the previously agreed upon settlement that had been accrued for the indirect purchaser settlement within accrued expenses in the condensed consolidated balance sheet, and (ii) the Court entered final judgment of dismissal as to defendants in the indirect purchaser case.
During the three months ended September 27, 2020, we recorded a legal reserve of $37.75 million in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss) related to these settlements.
Class Action Proceedings - Canada
With respect to the putative class action antitrust case pending in Quebec, Canada, all parties in the Quebec proceeding filed a motion with the Quebec court seeking to stay the proceeding on December 22, 2020. The Quebec court has not yet released its decision regarding this motion.
With respect to the putative class action antitrust case pending in the Federal Court of Canada, the plaintiff served its certification record on March 31, 2021. The parties are conferring regarding a narrowing of issues and with respect to a mutually agreeable timeline of steps leading up to the plaintiff's certification motion. The parties have written to the Federal Court advising that the parties do not yet propose to set a timetable of steps leading to the certification motion and requesting that the parties be permitted to provide a further update to the Federal Court by January 31, 2022, and the court granted this request. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Share Based Compensation Plans
Share based compensation expense was $2.3 million and $11.5 million for the three and nine months ended October 3, 2021, respectively, and $6.3 million and $13.5 million for the three and nine months ended September 27, 2020, respectively. As of October 3, 2021, the total remaining unrecognized compensation expense related to share based compensation amounted to $19.7 million, which will be amortized over the weighted average remaining requisite service period of 1.5 years.
Equity Incentive Plans
On March 10, 2021, the Board of Directors adopted the Masonite International Corporation 2021 Omnibus Incentive Equity Plan (the "2021 Equity Plan"), which was approved by our shareholders at the Annual General Meeting of Shareholders on May 13, 2021. The 2021 Equity Plan is effective for ten years from the date of approval. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of October 3, 2021, there were 1,555,528 shares of common stock available for future issuance under the 2021 Equity Plan.
Our equity incentive plans under the 2009 Plan and the 2012 Plan are described in detail and defined in our Annual Report on Form 10-K for the year ended January 3, 2021. Aside from shares issuable for outstanding awards, there are no further shares of common stock available for future issuance under the 2009 and 2012 Plans.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report on Form 10-K for the year ended January 3, 2021. As of October 3, 2021, the liability and asset relating to deferred compensation had a fair value of $8.9 million and $9.0 million, respectively. As of October 3, 2021, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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
The total fair value of SARs vested was $0.8 million during the nine months ended October 3, 2021.

Nine Months Ended October 3, 2021	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	207,094	$7,409	$62.56	7.5
Granted	28,707		107.68
Exercised	(61,916)	3,943	56.67
Forfeited	(7,853)		82.76
Outstanding, end of period	166,032	$6,260	$71.61	7.7

Exercisable, end of period	88,781	$4,054	$63.64	7.1

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

Nine Months Ended October 3, 2021	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	488,057	$68.15
Granted	186,968	109.89
Performance adjustment (1)	14,474	63.05
Delivered	(173,835)	66.61
Withheld to cover (2)	(33,061)
Forfeited	(48,115)	79.85
Outstanding, end of period	434,488	$85.95
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
Approximately two-thirds of the RSUs granted during the nine months ended October 3, 2021, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the nine months ended October 3, 2021, is being recognized over the weighted average requisite service period of 2.3 years. During the nine months ended October 3, 2021, 206,896 RSUs vested at a fair value of $13.5 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Restructuring Costs
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity resulted in the closure of one existing stile and rail facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and will continue through 2022. As of October 3, 2021, we expect to incur up to $0.5 million of additional charges related to the 2021 Plan.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. As of October 3, 2021, we expect to incur up to $0.5 million of additional charges related to the 2020 Plan.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2021. As of October 3, 2021, we expect to incur up to $0.5 million of additional charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. As of October 3, 2021, we do not expect to incur any material future charges related to the 2018 Plan.
The following tables summarize the restructuring charges recorded for the periods indicated:

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$875	$—	$875
2020 Plan	4	439	—	443
2019 Plan	(40)	—	33	(7)
Total Restructuring Costs	$(36)	$1,314	$33	$1,311

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2019 Plan	$1,825	$82	$67	$1,974
2018 Plan	(79)	—	—	(79)
Total Restructuring Costs	$1,746	$82	$67	$1,895

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$1,414	$—	$1,414
2020 Plan	23	3,454	—	3,477
2019 Plan	(68)	—	323	255
Total Restructuring Costs	$(45)	$4,868	$323	$5,146

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$3,122	$(37)	$1,030	$482	$4,597
2018 Plan	387	—	—	—	387
Total Restructuring Costs	$3,509	$(37)	$1,030	$482	$4,984

	Cumulative Amount Incurred Through October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,414	$—	$1,414
2020 Plan	52	—	5,187	—	5,239
2019 Plan	9,254	359	1,671	2,390	13,674
2018 Plan	2,180	2,275	—	—	4,455
Total Restructuring Costs	$11,486	$2,634	$8,272	$2,390	$24,782
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	October 3, 2021
2021 Plan	$—	$546	$868	$(1,321)	$93
2020 Plan	1,492	264	3,213	(4,945)	24
2019 Plan	291	175	80	(456)	90
Total	$1,783	$985	$4,161	$(6,722)	$207

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	September 27, 2020
2019 Plan	$1,535	$1,073	$3,524	$(5,475)	$657
2018 Plan	—	151	236	(387)	—
Total	$1,535	$1,224	$3,760	$(5,862)	$657
10. Asset Impairment
During the three months ended September 27, 2020, we determined the continued decreased demand in the Architectural door market due to the impact of COVID-19, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural reporting unit. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $51.5 million. The charge represents the amount by which the carrying value of the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $111.0 million to $59.5 million.
During the nine months ended October 3, 2021, we recognized asset impairment charges of $10.4 million related to assets in the Architectural segment and an asset in the Corporate & Other category, as a result of announced plant closures under the 2021 and 2020 Plans. This amount was determined based upon the excess of the carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the assets. The fair value of the assets was determined to be $6.3 million, compared to a book value of $16.7 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of comprehensive income (loss).
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $0.4 million and $2.7 million of income tax benefit due to the exercise and delivery of share-based awards during the three and nine months ended October 3, 2021, respectively, compared to $0.1 million and $0.9 million of income tax benefit during the three and nine months ended September 27, 2020, respectively.
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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income (loss) attributable to Masonite	$37,691	$(21,766)	$119,718	$42,116

Shares used in computing basic earnings per share	24,068,744	24,495,760	24,329,647	24,607,926
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	357,649	—	389,971	332,339
Shares used in computing diluted earnings per share	24,426,393	24,495,760	24,719,618	24,940,265

Basic earnings (loss) per common share attributable to Masonite	$1.57	$(0.89)	$4.92	$1.71
Diluted earnings (loss) per common share attributable to Masonite	$1.54	$(0.89)	$4.84	$1.69

Anti-dilutive instruments excluded from diluted earnings per common share	31,530	417,309	31,530	137,822

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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2030 Notes, 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$489,156	$86,280	$79,526	$4,030	$658,992
Intersegment sales	(636)	(1,882)	(4,266)	—	(6,784)
Net sales to external customers	$488,520	$84,398	$75,260	$4,030	$652,208

Adjusted EBITDA	$91,482	$16,680	$1,040	$(4,441)	$104,761

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$421,186	$75,192	$92,021	$6,100	$594,499
Intersegment sales	(654)	(910)	(5,283)	—	(6,847)
Net sales to external customers	$420,532	$74,282	$86,738	$6,100	$587,652

Adjusted EBITDA	$97,492	$15,021	$11,126	$(14,639)	$109,000

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,460,358	$266,665	$235,834	$15,761	$1,978,618
Intersegment sales	(1,985)	(5,918)	(9,760)	—	(17,663)
Net sales to external customers	$1,458,373	$260,747	$226,074	$15,761	$1,960,955

Adjusted EBITDA	$286,009	$50,019	$3,514	$(22,192)	$317,350

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,187,239	$176,778	$275,972	$14,493	$1,654,482
Intersegment sales	(1,685)	(1,882)	(12,377)	—	(15,944)
Net sales to external customers	$1,185,554	$174,896	$263,595	$14,493	$1,638,538

Adjusted EBITDA	$260,319	$23,782	$33,208	$(34,900)	$282,409

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income (loss) attributable to Masonite	$37,691	$(21,766)	$119,718	$42,116
Plus:
Depreciation	17,365	17,881	52,876	50,742
Amortization	5,423	5,519	16,749	17,900
Share based compensation expense	2,336	6,299	11,460	13,509
Loss (gain) on disposal of property, plant and equipment	2,164	(416)	1,954	3,629
Restructuring costs	1,311	1,895	5,146	4,984
Asset impairment	—	51,515	10,374	51,515
Loss on disposal of subsidiaries	—	—	8,590	2,091
Interest expense, net	11,349	11,805	35,213	34,911
Loss on extinguishment of debt	13,583	—	13,583	—
Other (income) expense, net	(1,471)	(1,953)	(4,400)	(3,350)
Income tax expense	13,854	(804)	42,713	23,522
Other items (1)	—	37,750	—	37,750
Net income attributable to non-controlling interest	1,156	1,275	3,374	3,090
Adjusted EBITDA	$104,761	$109,000	$317,350	$282,409
(1) Other items not part of our underlying business performance include $37,750 in legal reserves related to the settlement of U.S. class action litigation in the three and nine months ended September 27, 2020, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Accumulated foreign currency translation losses, beginning of period	$(85,664)	$(136,969)	$(93,684)	$(113,336)
Foreign currency translation gain (loss)	(9,164)	14,137	(4,441)	(12,072)
Income tax benefit (expense) on foreign currency translation gain (loss)	(15)	19	7	(8)
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	3,544	2,254
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(166)	206	103	(143)
Accumulated foreign currency translation losses, end of period	(94,677)	(123,019)	(94,677)	(123,019)

Accumulated pension and other post-retirement adjustments, beginning of period	(17,848)	(16,578)	(18,379)	(16,833)
Amortization of actuarial net losses	334	173	1,000	518
Income tax expense on amortization of actuarial net losses	(68)	(44)	(203)	(134)
Accumulated pension and other post-retirement adjustments	(17,582)	(16,449)	(17,582)	(16,449)

Accumulated other comprehensive loss	$(112,259)	$(139,468)	$(112,259)	$(139,468)

Other comprehensive income (loss), net of tax	$(8,913)	$14,285	$(93)	$(9,442)
Less: other comprehensive income (loss) attributable to non-controlling interest	(166)	206	103	(143)
Other comprehensive income (loss) attributable to Masonite	$(8,747)	$14,079	$(196)	$(9,299)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of comprehensive income (loss). Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of comprehensive income (loss).
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended October 3, 2021, were $9.2 million, primarily driven by weakening of the Pound Sterling, the Canadian Dollar and the Euro in comparison to the U.S. Dollar during the period. During the nine months ended October 3, 2021, foreign currency translation losses were $4.4 million, primarily driven by weakening of the Euro and the Pound Sterling, partially offset by strengthening of the Canadian Dollar in comparison to the U.S. Dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020
Transactions involving cash:
Interest paid	$42,472	$45,147
Interest received	182	956
Income taxes paid	31,587	14,756
Income tax refunds	406	791
Cash paid for operating lease liabilities	22,100	20,986
Cash paid for finance lease liabilities	989	957
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	49,040	27,884
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	October 3, 2021	January 3, 2021
Cash and cash equivalents	$393,730	$364,674
Restricted cash	10,246	10,560
Total cash, cash equivalents and restricted cash	$403,976	$375,234
Property, plant and equipment additions in accounts payable were $4.1 million and $5.6 million as of October 3, 2021, and January 3, 2021, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	October 3, 2021		January 3, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$374,006	$370,456	$—	$—
5.375% senior unsecured notes due 2028	$527,160	$494,943	$535,580	$494,393
5.750% senior unsecured notes due 2026	$—	$—	$315,972	$296,913
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
17. Subsequent Event
In November 2021, liquidation of the United States pension plan began through the purchase of annuity contracts to settle liabilities for all remaining members under the plan. Calculation of the expected non-cash pension settlement charge is ongoing and will be recorded in the fourth quarter of 2021.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended October 3, 2021, and September 27, 2020. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended October 3, 2021, we generated net sales of $1,458.4 million or 74.4%, $260.7 million or 13.3% and $226.1 million or 11.5% in our North American Residential, Europe and Architectural segments, respectively.
During the third quarter, demand remained positive across all three reportable segments, but labor and logistics constraints as well as supply chain disruptions have impacted our ability to service customers and reduced production in our facilities, which we expect will continue in future periods. The COVID-19 pandemic impacted our business operations and financial results beginning in the second quarter of fiscal year 2020 leading to an estimated $100 million of lost revenue in the second quarter of 2020, and continues to impact us in fiscal year 2021. Our United Kingdom facilities closed on March 27, 2020, for approximately half the quarter and subsequently operated at a reduced capacity for the remainder of the second quarter of 2020. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These impacts include, but are not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our employees, operations, customers, suppliers and supply chain,

MASONITE INTERNATIONAL CORPORATION

the remedial actions and stimulus measures adopted by federal, state and local governments and the extent to which normal economic and operating conditions can resume. Uncertainty associated with future forecasts, demand in the Architectural market and the duration of impacts from COVID-19 may impact our judgments and estimates and affect, among other things, our goodwill, long-lived assets and indefinite-lived intangible asset valuation, annual effective tax rate and inventory valuation, and may result in the need to write down goodwill in the Architectural reporting unit to its fair value in the future.
On September 9th, 2021, President Biden announced a proposed new rule which would mandate the COVID-19 vaccine or weekly testing for most U.S. employees, which would include our employees.The new rule was published on November 5, 2021, through an Emergency Temporary Standard ("ETS") promulgated by the Occupational Safety and Health Administration. Companies have until January 4, 2022, to comply with the order. As a result of this rule, there may be further disruptions to our operations, such as an inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts. In addition, increased compliance burdens, including financial costs, diversion of administrative resources and increased downtimes to accommodate for weekly COVID-19 testing, could result in delays in the manufacturing process, which could negatively impact our future sales and ongoing customer relationships.
For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended January 3, 2021, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 3, 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see “Risks Related to COVID-19” included in Part I, Item 1A, "Risk Factors” in our 2020 Annual Report.
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

MASONITE INTERNATIONAL CORPORATION

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
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities, which resulted in the closure of one existing stile and rails facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and will continue through 2022. As of October 3, 2021, we expect to incur up to $0.5 million of additional charges related to the 2021 Plan. Once fully implemented, the actions taken as part of the 2021 Plan are expected to increase our annual earnings and cash flows by approximately $2 million.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and will continue through 2021. As of October 3, 2021, we expect to incur up to $0.5 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2020 Plan are expected to increase our annual earnings and cash flows by approximately $3 million.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and will continue through 2020. As of October 3, 2021, we expect to incur up to $0.5 million of additional charges related to the 2019 Plan. Once fully implemented, the actions taken as part of the 2019 Plan are expected to increase our annual earnings and cash flows by approximately $17 million to $21 million.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the “2018 Plan”). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. As of October 3, 2021, we do not expect to incur any material future charges related to the 2018 Plan.

MASONITE INTERNATIONAL CORPORATION

Inflation
In the first nine months of 2021, we realized higher costs in the wood, resins, metals and packaging product categories as a result of macroeconomic factors as well as increased logistics costs and wages. Additionally, we continued to incur higher costs as a result of tight supply chains as well as from previously disclosed anti-dumping and countervailing duties. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain disruptions will continue throughout the remainder of fiscal year 2021 and into 2022. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or mitigate the impact of these inflationary pressures.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$652,208	$587,652	$1,960,955	$1,638,538
Cost of goods sold	498,103	427,331	1,483,870	1,207,582
Gross profit	154,105	160,321	477,085	430,956
Gross profit as a % of net sales	23.6%	27.3%	24.3%	26.3%
Selling, general and administration expenses	76,632	118,354	242,774	272,077
Selling, general and administration expenses as a % of net sales	11.7%	20.1%	12.4%	16.6%
Restructuring costs	1,311	1,895	5,146	4,984
Asset impairment	—	51,515	10,374	51,515
Loss on disposal of subsidiaries	—	—	8,590	2,091
Operating income (loss)	76,162	(11,443)	210,201	100,289
Interest expense, net	11,349	11,805	35,213	34,911
Loss on extinguishment of debt	13,583	—	13,583	—
Other (income) expense, net	(1,471)	(1,953)	(4,400)	(3,350)
Income (loss) before income tax expense	52,701	(21,295)	165,805	68,728
Income tax expense (benefit)	13,854	(804)	42,713	23,522
Net income (loss)	38,847	(20,491)	123,092	45,206
Less: net income attributable to non-controlling interests	1,156	1,275	3,374	3,090
Net income (loss) attributable to Masonite	$37,691	$(21,766)	$119,718	$42,116

Three Months Ended October 3, 2021, Compared with Three Months Ended September 27, 2020
Net Sales
Net sales in the three months ended October 3, 2021, were $652.2 million, an increase of $64.5 million or 11.0% from $587.7 million in the three months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the third quarter of 2021 by $11.9 million. Excluding this exchange rate impact, net sales would have increased by $52.6 million or 9.0% due to changes in volume, average unit price, impact of acquisitions and divestitures, and sales of components and other products. Average unit price increased net sales in the third quarter of 2021 by $46.7 million or 7.9% compared to the 2020 period. Higher volumes excluding the incremental impact of acquisitions and divestitures ("base volume") increased net sales by $10.4 million or 1.8% in the third quarter of 2021 compared to the 2020 period. Net sales of components and other products to external customers increased $1.3 million or 0.2% in the third quarter of 2021 compared to the 2020 period. Our 2021 divestiture decreased net sales by $5.8 million or 1.0% in the three months ended of 2021.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$489,156	$86,280	$79,526	$4,030	$658,992
Intersegment sales	(636)	(1,882)	(4,266)	—	(6,784)
Net sales to external customers	$488,520	$84,398	$75,260	$4,030	$652,208
Percentage of consolidated external net sales	74.9%	12.9%	11.5%

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$421,186	$75,192	$92,021	$6,100	$594,499
Intersegment sales	(654)	(910)	(5,283)	—	(6,847)
Net sales to external customers	$420,532	$74,282	$86,738	$6,100	$587,652
Percentage of consolidated external net sales	71.6%	12.6%	14.8%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended October 3, 2021, were $488.5 million, an increase of $68.0 million or 16.2% from $420.5 million in the three months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the third quarter of 2021 by $6.5 million. Excluding this exchange rate impact, net sales would have increased by $61.5 million or 14.6% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the third quarter of 2021 by $39.9 million or 9.5% compared to the 2020 period. Higher base volume increased net sales in the third quarter of 2021 by $18.5 million or 4.4% compared to the 2020 period, including our previously announced new retail business win. Net sales of components and other products to external customers were $3.1 million higher in the third quarter of 2021 compared to the 2020 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended October 3, 2021, were $84.4 million, an increase of $10.1 million or 13.6% from $74.3 million in the three months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the third quarter of 2021 by $5.0 million. Excluding this exchange rate impact, net sales would have increased by $5.1 million or 6.9% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Average unit price increased net sales in the third quarter of 2021 by $8.1 million or 10.9% compared to the 2020 period. Higher base volume increased net sales by $1.9 million or 2.6% in the third quarter of 2021 compared to the 2020 period. Net sales of components and other products to external customers were $0.9 million higher in the third quarter of 2021 compared to the 2020 period. Our 2021 divestiture decreased net sales by $5.8 million or 7.8% in the third quarter of 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended October 3, 2021, were $75.3 million, a decrease of $11.4 million or 13.1% from $86.7 million in the three months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the third quarter of 2021 by $0.5 million. Excluding this exchange rate impact, net sales would have decreased by $11.9 million or 13.7% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the third quarter of 2021 by $12.8 million or 14.8% compared to the 2020 period due to the impacts of labor constraints as a result of COVID-19. Net sales of components and other products to external customers were $2.5 million lower in the

MASONITE INTERNATIONAL CORPORATION

third quarter of 2021 compared to the 2020 period. Average unit price increased net sales in the third quarter of 2021 by $3.4 million or 3.9% compared to the 2020 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.4% and 72.7% for the three months ended October 3, 2021, and September 27, 2020, respectively. Material cost of sales, distribution, direct labor and overhead as a percentage of net sales increased by 1.9%, 1.4%, 0.5% and 0.2% respectively, compared to the 2020 period. Depreciation as a percentage of sales decreased by 0.3%, compared to the third quarter of 2020. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in logistics costs and tariffs, partially offset by higher average unit prices and material cost savings projects. Distribution as a percentage of net sales increased due to higher logistics costs and personnel costs including wage inflation. Direct labor as a percentage of net sales increased due to production inefficiencies related to labor constraints and manufacturing wage inflation, partially offset by higher average unit prices. Overhead as a percentage of net sales increased due to wage inflation, higher factory costs and increased plant maintenance, partially offset by higher average unit prices as compared to the 2020 period. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices as compared to the 2020 period.
Selling, General and Administration Expenses
In the three months ended October 3, 2021, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 11.7%, as compared to 20.1% in the three months ended September 27, 2020, a decrease of 840 basis points.
SG&A expenses in the three months ended October 3, 2021, were $76.6 million, a decrease of $41.8 million from $118.4 million in the three months ended September 27, 2020. The overall decrease was driven by the absence of a $37.8 million legal reserve related to the settlement of U.S. class action litigation recorded in the period year period, a $7.6 million decrease in personnel costs primarily due to a $12.5 million decrease in incentive compensation, partially offset by $4.9 million of resource investments to support growth; a $2.4 million decrease in non-cash items in SG&A expenses, including loss (gain) on disposal of property, plant and equipment, depreciation and amortization, deferred compensation and share based compensation; and incremental SG&A savings from our 2021 divestiture of $0.5 million. These decreases were partially offset by a $5.0 million increase in professional and other fees and a $0.6 million increase in travel expense as business activities returned to pre-pandemic levels and unfavorable foreign exchange impacts of $0.9 million.
Restructuring Costs
Restructuring costs in the three months ended October 3, 2021, and September 27, 2020, were $1.3 million and $1.9 million, respectively. Restructuring costs in the current year related primarily to the 2021 and 2020 Plans. Restructuring costs in the prior year period related primarily to the 2019 Plan.
Asset Impairment
There were no asset impairment charges in the three months ended October 3, 2021. Asset impairment charges in the three months ended September 27, 2020, were $51.5 million, and represent a goodwill impairment charge recorded in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the three months ended October 3, 2021, and September 27, 2020.
Interest Expense, Net
Interest expense, net, in the three months ended October 3, 2021, was $11.3 million, compared to $11.8 million in the three months ended September 27, 2020, remaining relatively flat as compared to the 2020 period.

MASONITE INTERNATIONAL CORPORATION

Loss on Extinguishment of Debt
Loss on extinguishment of debt in the three months ended October 3, 2021, was $13.6 million related to the redemption of our senior unsecured notes due 2026. This charge represents the difference between the redemption price of our senior unsecured notes due 2026 of $310.8 million and the net carrying amount of such notes of $297.2 million. In addition to the $300.0 million of principal, the redemption price included a make-whole premium of $10.8 million and the net carrying amount included unamortized debt issuance costs of $2.8 million. There was no loss on extinguishment of debt in three months ended September 27, 2020.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended October 3, 2021, was $1.5 million of income, compared to $2.0 million of income in the three months ended September 27, 2020, remaining relatively flat as compared to the 2020 period.
Income Tax Expense
Income tax expense in the three months ended October 3, 2021, was $13.9 million, compared to $0.8 million of income tax benefit in the three months ended September 27, 2020. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate. We recognized discrete items resulting in $2.3 million of income tax expense in the three months ended October 3, 2021, compared to $1.2 million of income tax expense in the three months ended September 27, 2020.
Segment Information

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$91,482	$16,680	$1,040	$(4,441)	$104,761
Adjusted EBITDA as a percentage of segment net sales	18.7%	19.8%	1.4%		16.1%

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$97,492	$15,021	$11,126	$(14,639)	$109,000
Adjusted EBITDA as a percentage of segment net sales	23.2%	20.2%	12.8%		18.5%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$79,262	$10,989	$(4,428)	$(48,132)	$37,691
Plus:
Depreciation	9,364	2,371	2,665	2,965	17,365
Amortization	372	3,561	993	497	5,423
Share based compensation expense	—	—	—	2,336	2,336
Loss (gain) on disposal of property, plant and equipment	1,738	(82)	496	12	2,164
Restructuring costs	(36)	—	1,314	33	1,311
Interest expense, net	—	—	—	11,349	11,349
Loss on extinguishment of debt	—	—	—	13,583	13,583
Other (income) expense, net	—	(159)	—	(1,312)	(1,471)
Income tax expense	—	—	—	13,854	13,854
Net income attributable to non-controlling interest	782	—	—	374	1,156
Adjusted EBITDA	$91,482	$16,680	$1,040	$(4,441)	$104,761

	Three Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$85,889	$9,655	$(45,074)	$(72,236)	$(21,766)
Plus:
Depreciation	8,868	2,437	3,088	3,488	17,881
Amortization	508	3,354	1,268	389	5,519
Share based compensation expense	—	—	—	6,299	6,299
Loss (gain) on disposal of property, plant and equipment	(391)	(317)	247	45	(416)
Restructuring costs	1,746	—	82	67	1,895
Asset impairment	—	—	51,515	—	51,515
Interest expense, net	—	—	—	11,805	11,805
Other (income) expense, net	—	(108)	—	(1,845)	(1,953)
Income tax benefit	—	—	—	(804)	(804)
Other items (1)	—	—	—	37,750	37,750
Net income attributable to non-controlling interest	872	—	—	403	1,275
Adjusted EBITDA	$97,492	$15,021	$11,126	$(14,639)	$109,000
(1) Other items not part of our underlying business performance include $37,750 in legal reserves related to the settlement of U.S. class action litigation in the three months ended September 27, 2020, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss).

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment was $91.5 million in the three months ended October 3, 2021, a decrease of $6.0 million, or 6.2%, from $97.5 million in the three months ended September 27, 2020. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $19.3 million and $16.3 million, in the third quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $16.7 million in the three months ended October 3, 2021, an increase of $1.7 million, or 11.3%, from $15.0 million in the three months ended September 27, 2020. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.0 million and $0.3 million, in the third quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $1.0 million in the three months ended October 3, 2021, a decrease of $10.1 million, or 91.0%, from $11.1 million in the three months ended September 27, 2020. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.8 million and $2.7 million, in the third quarter of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Nine Months Ended October 3, 2021, Compared with Nine Months Ended September 27, 2020
Net Sales
Net sales in the nine months ended October 3, 2021, were $1,961.0 million, an increase of $322.5 million or 19.7% from $1,638.5 million in the nine months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the first nine months of 2021 by $45.5 million. Excluding this exchange rate impact, net sales would have increased by $277.0 million or 16.9% due to changes in volume, average unit price, impact of acquisitions and divestitures and sales of components and other products. Average unit price increased net sales in the first nine months of 2021 by $157.8 million or 9.6% compared to the same period in 2020. Higher volumes excluding the incremental impact of acquisitions and divestitures ("base volume") increased net sales by $107.6 million or 6.6% in the first nine months of 2021 compared to the same period in 2020. Net sales of components and other products to external customers increased $17.7 million or 1.1% in the first nine months of 2021 compared to the same period in 2020. Our 2021 divestiture decreased net sales by $6.1 million or 0.4% in the first nine months of 2021.
Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,460,358	$266,665	$235,834	$15,761	$1,978,618
Intersegment sales	(1,985)	(5,918)	(9,760)	—	(17,663)
Net sales to external customers	$1,458,373	$260,747	$226,074	$15,761	$1,960,955
Percentage of consolidated external net sales	74.4%	13.3%	11.5%

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,187,239	$176,778	$275,972	$14,493	$1,654,482
Intersegment sales	(1,685)	(1,882)	(12,377)	—	(15,944)
Net sales to external customers	$1,185,554	$174,896	$263,595	$14,493	$1,638,538
Percentage of consolidated external net sales	72.4%	10.7%	16.1%

MASONITE INTERNATIONAL CORPORATION

North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended October 3, 2021, were $1,458.4 million, an increase of $272.8 million or 23.0% from $1,185.6 million in the nine months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the first nine months of 2021 by $22.2 million. Excluding this exchange rate impact, net sales would have increased by $250.6 million or 21.1% due to changes in volume, average unit price and sales of components and other products. Average unit price increased net sales in the first nine months of 2021 by $132.4 million or 11.2% compared to the 2020 period. Higher base volume increased net sales by $106.7 million or 9.0% in the first nine months of 2021 compared to the same period in 2020 including our previously announced new retail business win. Net sales of components and other products to external customers were $11.5 million higher in the first nine months of 2021 compared to the same period in 2020.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended October 3, 2021, were $260.7 million, an increase of $85.8 million or 49.1% from $174.9 million in the nine months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the first nine months of 2021 by $21.2 million. Excluding this exchange rate impact, net sales would have increased by $64.6 million or 36.9% due to changes in volume, average unit price, acquisitions and divestitures and sales of components and other products. Higher base volume increased net sales in the first nine months of 2021 by $46.8 million or 26.8% compared to the same period in 2020, primarily due to our manufacturing facilities being closed approximately half of the prior year second quarter and other impacts as a result of COVID-19. Average unit price increased net sales in the first nine months of 2021 by $19.3 million or 11.0% compared to the same period in 2020. Net sales of components and other products to external customers were $4.6 million higher in the first nine months of 2021 compared to the same period in 2020. Our 2021 divestiture decreased net sales by $6.1 million or 3.5% in the first nine months of 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended October 3, 2021, were $226.1 million, a decrease of $37.5 million or 14.2% from $263.6 million in the nine months ended September 27, 2020. Foreign exchange rate fluctuations positively impacted net sales in the first nine months of 2021 by $1.9 million. Excluding this exchange rate impact, net sales would have decreased by $39.4 million or 14.9% due to changes in volume, average unit price and sales of components and other products. Lower base volume decreased net sales in the first nine months of 2021 by $45.9 million or 17.4% compared to the 2020 period primarily due to the impacts of labor constraints as a result of COVID-19 and the lingering weakness in commercial end markets during the first six months of 2021. Net sales of components and other products to external customers were $4.3 million lower in the first nine months of 2021 compared to the same period in 2020. Average unit price increased net sales in the first nine months of 2021 by $10.8 million or 4.1% compared to the 2020 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.7% and 73.7% for the nine months ended October 3, 2021, and September 27, 2020, respectively. Material cost of sales and distribution as a percentage of net sales increased by 1.5% and 1.0%, respectively, compared to the 2020 period. Depreciation, direct labor and overhead as a percentage of net sales decreased by 0.3%, 0.1% and 0.1%, respectively, compared to the 2020 period. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in logistics costs and tariffs, partially offset by higher average unit prices and material cost savings projects. Distribution as a percentage of net sales increased due to higher logistics costs and personnel costs including wage inflation. The decrease in depreciation in the first nine months of 2021 was driven by higher average unit prices as compared to the first nine months of 2020. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business as compared to the 2020 period.
Selling, General and Administration Expenses
In the nine months ended October 3, 2021, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 12.4% compared to 16.6% the nine months ended September 27, 2020, a decrease of 420 basis points.

MASONITE INTERNATIONAL CORPORATION

SG&A expenses in the nine months ended October 3, 2021, were $242.8 million, a decrease of $29.3 million from $272.1 million in the nine months ended September 27, 2020. The overall decrease was driven by the absence of a $37.8 million legal reserve related to the settlement of U.S. class action litigation recorded in the period year period, a $4.5 million decrease in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation, $0.5 million of incremental SG&A savings from our 2021 divestiture and a $0.2 million decrease in travel expense. These decreases were partially offset by a $5.7 million increase in personnel costs primarily due to $16.0 million of resource investments to support growth and $1.9 million of payroll taxes due to timing of prior year incentive compensation, partially offset by a $12.2 million decrease in incentive compensation as well as the absence of certain personnel costs in the prior year due to COVID-19; a $4.2 million increase in professional and other fees as business activities returned to pre-pandemic levels and unfavorable foreign exchange impacts of $3.8 million.
Restructuring Costs
Restructuring costs in the nine months ended October 3, 2021, were $5.1 million, compared to $5.0 million in the nine months ended September 27, 2020. Restructuring costs in the current year related primarily to the 2021 and 2020 Plans. Restructuring costs in the prior year period related primarily to the 2019 Plan.
Asset Impairment
Asset impairment charges in the nine months ended October 3, 2021, were $10.4 million, and resulted from actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Asset impairment charges in the nine months ended September 27, 2020, were $51.5 million, and represent a goodwill impairment charge recorded in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries in the nine months ended October 3, 2021, was $8.6 million, compared to $2.1 million in the nine months ended September 27, 2020. The current year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive income. The loss in the prior year arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive income of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees.
Interest Expense, Net
Interest expense, net, in the nine months ended October 3, 2021, was $35.2 million, compared to $34.9 million in the nine months ended September 27, 2020, remaining relatively flat as compared to the 2020 period.
Loss on Extinguishment of Debt
Loss on extinguishment of debt in the nine months ended October 3, 2021, was $13.6 million. Loss on extinguishment of debt in the current year related to the redemption of our senior unsecured notes due 2026. This charge represents the difference between the redemption price of our senior unsecured notes due 2026 of $310.8 million and the net carrying amount of such notes of $297.2 million. In addition to the $300.0 million of principal, the redemption price included a make-whole premium of $10.8 million and the net carrying amount included unamortized debt issuance costs of $2.8 million. There was no loss on extinguishment of debt in nine months ended September 27, 2020.
Other (Income) Expense, Net
Other (income) expense, net, in the nine months ended October 3, 2021, was $4.4 million, compared to $3.4 million in the nine months ended September 27, 2020. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust and a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, partially offset by an increase in pension expense.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Our income tax expense in the nine months ended October 3, 2021, was $42.7 million, compared to $23.5 million of income tax expense in the nine months ended September 27, 2020. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, as well as an increase in discrete income tax expense. We recognized discrete items resulting in income tax expense of $5.5 million in the nine months ended October 3, 2021, compared to $1.1 million of income tax expense recorded in the nine months ended September 27, 2020. The discrete income tax expense for the period is primarily attributable to (1) an increase in the tax rate applied to certain deferred tax assets and liabilities in the United Kingdom and (2) the nondeductible loss on disposal of subsidiaries resulting from the sale of the Czech business.
Segment Information

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$286,009	$50,019	$3,514	$(22,192)	$317,350
Adjusted EBITDA as a percentage of segment net sales	19.6%	19.2%	1.6%		16.2%

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$260,319	$23,782	$33,208	$(34,900)	$282,409
Adjusted EBITDA as a percentage of segment net sales	22.0%	13.6%	12.6%		17.2%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income attributable to Masonite	$252,471	$23,851	$(22,867)	$(133,737)	$119,718
Plus:
Depreciation	28,035	7,462	7,936	9,443	52,876
Amortization	1,284	10,704	3,282	1,479	16,749
Share based compensation expense	—	—	—	11,460	11,460
Loss (gain) on disposal of property, plant and equipment	1,862	(70)	645	(483)	1,954
Restructuring costs	(45)	—	4,868	323	5,146
Asset impairment	—	—	9,645	729	10,374
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	35,213	35,213
Loss on extinguishment of debt	—	—	—	13,583	13,583
Other (income) expense, net	—	(518)	5	(3,887)	(4,400)
Income tax expense	—	—	—	42,713	42,713
Net income attributable to non-controlling interest	2,402	—	—	972	3,374
Adjusted EBITDA	$286,009	$50,019	$3,514	$(22,192)	$317,350

MASONITE INTERNATIONAL CORPORATION

	Nine Months Ended September 27, 2020
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$224,541	$6,762	$(35,511)	$(153,676)	$42,116
Plus:
Depreciation	26,961	7,261	8,687	7,833	50,742
Amortization	1,615	10,186	4,940	1,159	17,900
Share based compensation expense	—	—	—	13,509	13,509
Loss (gain) on disposal of property, plant and equipment	1,319	(307)	2,547	70	3,629
Restructuring costs	3,509	(37)	1,030	482	4,984
Asset impairment	—	—	51,515	—	51,515
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	34,911	34,911
Other (income) expense, net	—	(83)	—	(3,267)	(3,350)
Income tax expense	—	—	—	23,522	23,522
Other items (1)	—	—	—	37,750	37,750
Net income attributable to non-controlling interest	2,374	—	—	716	3,090
Adjusted EBITDA	$260,319	$23,782	$33,208	$(34,900)	$282,409
(1) Other items not part of our underlying business performance include $37,750 in legal reserves related to the settlement of U.S. class action litigation in the nine months ended September 27, 2020, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income (loss).
Adjusted EBITDA in our North American Residential segment was $286.0 million in the nine months ended October 3, 2021, an increase of $25.7 million, or 9.9%, from $260.3 million in the nine months ended September 27, 2020. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $57.7 million and $48.8 million in the first nine months of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $50.0 million in the nine months ended October 3, 2021, an increase of $26.2 million, or 110.1%, from $23.8 million in the nine months ended September 27, 2020. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $3.0 million and $0.8 million in the first nine months of 2021 and 2020. The allocations generally consist of certain costs of human resources, legal, finance and information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $3.5 million in the nine months ended October 3, 2021, a decrease of $29.7 million, or 89.5%, from $33.2 million in the nine months ended September 27, 2020. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.4 million and $8.1 million in the first nine months of 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
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

MASONITE INTERNATIONAL CORPORATION

continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We anticipate capital expenditures in fiscal year 2021 will be approximately $85 million to $100 million as compared to our original estimate of $80 million to $90 million as previously disclosed under "Key Factors Affecting Our Results of Operations" in our Annual Report on Form 10-K for the year ended January 3, 2021. We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of October 3, 2021, we had $393.7 million of cash and cash equivalents, availability under our ABL Facility of $208.8 million and availability under our AR Sales Program of $11.3 million.
Cash Flows
Cash provided by operating activities was $100.0 million during the nine months ended October 3, 2021, compared to $219.3 million of cash provided by operating activities in the nine months ended September 27, 2020. This $119.3 million decrease in cash provided by operating activities was due to changes in net working capital and a $22.4 million decrease in other assets and liabilities, partially offset by a $68.0 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first nine months of 2021 compared to the same period in 2020.
Cash used in investing activities was $38.2 million during the nine months ended October 3, 2021, compared to $44.5 million in the nine months ended September 27, 2020. This $6.3 million decrease in cash used in investing activities was driven by a $7.0 million increase in cash obtained from the sale of subsidiaries in 2021 and a $1.7 million decrease in cash used in acquisitions, net of cash acquired and other investing activities, partially offset by a $1.7 million decrease in proceeds from the sale of property, plant and equipment and a $0.7 million increase in cash additions to property, plant and equipment in the first nine months of 2021 compared to the same period in 2020.
Cash used in financing activities was $31.8 million during the nine months ended October 3, 2021, compared to $41.5 million during the nine months ended September 27, 2020. This $9.7 million decrease in cash used in financing activities was driven by a net increase in cash provided by debt-related transactions of $58.6 million and a $1.6 million decrease in distributions to non-controlling interests, partially offset by a $48.4 million increase in cash used for repurchases of common shares and a $2.1 million increase in cash used for tax withholding on share based awards in the first nine months of 2021 compared to the same period in 2020.
Share Repurchases
We currently have in place an $810.0 million share repurchase authorization, stemming from four separate authorizations by our Board of Directors, the most recent being an incremental $210.0 million share repurchase program approved by the Company's Board of Directors on August 9, 2021. During the nine months ended October 3, 2021, we repurchased and retired 737,843 of our common shares in the open market at an aggregate cost of $83.1 million as part of the share repurchase programs. During the nine months ended September 27, 2020, we repurchased 567,271 of our common shares in the open market at an aggregate cost of $34.8 million, prior to temporarily suspending our repurchase program on March 18, 2020. The temporary suspension was lifted during the third quarter of 2020. As of October 3, 2021, there was $227.2 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of October 3, 2021, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not been a change in the financial condition of any customer that has had a material

MASONITE INTERNATIONAL CORPORATION

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
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and are due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.3 million after deducting $4.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and was recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of comprehensive income (loss) in the third quarter of 2021. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes under certain circumstances specified therein.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of October 3, 2021, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of October 3, 2021. The 2028 Notes bear interest at 5.375% per annum. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, including the payment of related premiums, fees and expenses. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of October 3, 2021, we were in compliance with all covenants under the indenture governing the 2028 Notes.

MASONITE INTERNATIONAL CORPORATION

5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes bear interest at 5.750% per annum. The 2026 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of July 26, 2021, the 2026 Notes were fully redeemed, as described above.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report on Form 10-K for the year ended January 3, 2021. As of October 3, 2021, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $208.8 million under our ABL Facility and there were no amounts outstanding as of October 3, 2021.
Supplemental Guarantor Financial Information
Our obligations under the 2030 Notes, 2028 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $583.7 million and $1.7 billion for the three and nine months ended October 3, 2021, respectively, and $522.4 million and $1.5 billion for the three and nine months ended September 27, 2020, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $94.1 million and $264.5 million for the three and nine months ended October 3, 2021, respectively, and $94.0 million and $238.7 million for the three and nine months ended September 27, 2020, respectively. Our non-guarantor subsidiaries had total assets of $2.3 billion and $2.2 billion as of October 3, 2021, and January 3, 2021, and total liabilities of $974.1 million and $935.3 million as of October 3, 2021, and January 3, 2021, respectively.
Critical Accounting Policies and Estimates
There have been no material changes to the information provided in the section entitled "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended January 3, 2021, other than as noted below:
Goodwill
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
When developing our discounted cash flow analyses, a number of assumptions and estimates are involved to forecast operating cash flows, including future net sales growth, EBITDA margin growth, benefits from restructuring

MASONITE INTERNATIONAL CORPORATION

initiatives, income tax rates, capital spending, business initiatives and working capital changes. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analyses.
While there has been no identification of potential impairment in the Architectural reporting unit as of October 3, 2021, the impact of labor constraints has resulted in lost production and extended lead times in our Architectural business. If we are unable to resolve these labor constraints to meet the market demand, it is possible that the estimate of discounted cash flows for the Architectural reporting unit may change in the near term based upon actual results and updated forward-looking forecasts, resulting in the need to write down goodwill to its fair value. While an interim impairment test of the Architectural reporting unit’s goodwill was not required during the three and nine months ended October 3, 2021, it is possible that such a test could be required during future interim periods.
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
Risks Related to COVID-19
Various United States federal government orders and regulations directing employers to require their employees to be vaccinated could adversely impact our business, operating results, cash flows and financial position.
On September 9th, 2021, President Biden announced a proposed new rule which would mandate the COVID-19 vaccine or weekly testing for most U.S. employees, which would include our employees. The new rule was published on November 5, 2021, through an Emergency Temporary Standard ("ETS") promulgated by the Occupational Safety and Health Administration. Companies have until January 4, 2022, to comply with the order. As a result of this rule, there may be further disruptions to our operations, such as an inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts. In addition, increased compliance burdens, including financial costs, diversion of administrative resources and increased downtimes to accommodate for weekly COVID-19 testing, could result in delays in the manufacturing process, which could negatively impact our future sales and ongoing customer relationships.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.

(c) Repurchases of Our Equity Securities.
During the three months ended October 3, 2021, we repurchased 369,148 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 5, 2021, through August 1, 2021	157,204	$111.33	157,204	$250,795,122
August 2, 2021, through August 29, 2021	15,500	115.53	15,500	249,004,334
August 30, 2021, through October 3, 2021	196,444	111.06	196,444	227,187,012
Total	369,148	$111.37	369,148
We currently have in place an $810.0 million share repurchase authorization, stemming from four separate authorizations by our Board of Directors, the most recent being an incremental $210.0 million share repurchase program approved by the Company's Board of Directors on August 9, 2021. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. As of October 3, 2021, $227.2 million was available for repurchase in accordance with the share repurchase programs.
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 3, 2021, and September 27, 2020; (ii) the Registrant's Condensed Consolidated Balance Sheets as of October 3, 2021, and January 3, 2021; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 3, 2021, and September 27, 2020; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2021, and September 27, 2020; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 9, 2021	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)