Form 10-K
period 2022-01-02
MASONITE INTERNATIONAL CORP
filed 2022-02-24
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 4, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on July 4, 2021, was $2.7 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 23,246,727 shares of Common Stock, no par value, as of February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual General Meeting of Shareholders scheduled to be held on May 12, 2022, to be filed with the Securities and Exchange Commission not later than 120 days after January 2, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
January 2, 2022

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
•our ability to accurately anticipate demand for our products;
•impacts on our business including seasonality, weather and climate change;
•scale and scope of the ongoing coronavirus ("COVID-19") pandemic and its impact on our operations, customer demand and supply chain;
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
ii

The Company may use its website and/or social media outlets, such as LinkedIn, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://investor.masonite.com and its LinkedIn page at https://www.linkedin.com/company/masonitedoors/mycompany/. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Alerts" section at http://investor.masonite.com.
iii

PART I

Unless we state otherwise or the context otherwise requires, in this Annual Report, all references to "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale, retail and direct distribution channels as part of our cross-merchandising strategy. Our broad portfolio of brands, including Masonite®, Premdor®, Masonite ArchitecturalTM, Marshfield-AlgomaTM, USA Wood DoorTM, Solidor®, Residor®, Nicedor®, Door-Stop InternationalTM, Harring DoorsTM, National HickmanTM, Graham-MaimanTM, Louisiana Millwork, BaillargeonTM and BWISM, are among the most recognized in the door industry and are associated with innovation, quality and value. In the fiscal year ended January 2, 2022, we sold approximately 32 million doors to over 7,000 customers globally. Our fiscal year 2021 net sales by segment and estimated global net sales of doors by end market are set forth below:

Net Sales by Segment Fiscal 2021	Global Net Sales of Doors by End Market Fiscal 2021

Europe
13%
North
American
Residential
75%
Architectural
11%
Corporate &
Other 1%

See Note 17 to our consolidated financial statements for additional information about our segments.
Over the past several years, we have invested in advanced manufacturing technologies to increase quality and shorten lead times and introduced targeted e-commerce and other consumer and channel marketing initiatives to improve our sales and marketing efforts and customer experience. In addition, we implemented a disciplined acquisition strategy that solidified our presence in the United Kingdom's interior and exterior residential door industry, the North American residential molded and stile and rail interior door industry and created leadership positions in the North American commercial and architectural interior wood door, door core and wood veneer industry.
We operate 58 manufacturing and distribution facilities in seven countries in North America, Europe, South America and Asia, which are strategically located to serve our customers. We are one of the few vertically integrated door manufacturers in the world and one of only two in the North American residential molded interior door industry as well as the only vertically integrated door manufacturer in the North American architectural interior wood door industry. Our vertical integration extends to all steps of the production process from initial design, development and production of steel press plates to produce interior molded and exterior fiberglass door facings to the manufacturing of door components, such as door cores, wood veneers and molded facings, to door assembly. We also offer incremental value by pre-machining doors for hardware, hanging doors in frames with glass and hardware and pre-finishing doors with paint or stain. We believe that our vertical integration and automation enhance our ability to develop new and proprietary products, provide greater value and improved customer service and create high barriers to entry. We also believe vertical integration enhances our ability to be more cost efficient, although our cost structure is subject to certain factors beyond our control, such as global commodity shocks.
Product Lines
Residential Doors
We sell an extensive range of interior and exterior doors in a wide array of designs, materials and sizes. Our interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings). Our exterior doors are made primarily of steel, fiberglass or composite materials. Our residential doors are molded panel, flush, stile and rail, steel or fiberglass.
Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or medium-density fiberboard ("MDF") frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into several distinct product groups: our original Molded Panel series is a combination of classic styling, period and architectural style-specific designs, durable construction and a variety of profiles preferred by our customers when price sensitivity is a critical component in the product selection; the West EndTM Collection strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors; and the Livingston door, which features versatile and timeless design for any style of home and was introduced in 2019. Our doors can be upgraded to our environmentally friendly EmeraldTM door construction which enables homeowners, builders and architects to meet specific product requirements and "green" specifications to attain Leadership in Energy and Environmental Design ("LEED") certification for a building or dwelling.
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

Our Solidor® exterior doors are composite doors that provide the appearance of timber, but with the benefits of modern, low maintenance materials. A solid timber core is complemented by a variety of innovative design and color choices that has led Solidor to become one of the United Kingdom's most recognized manufacturers and suppliers of composite doors.
Architectural Doors
Architectural doors are typically highly specified products designed, constructed and tested to ensure that regulatory compliance and environmental certifications such as Forest Stewardship Council and LEED certifications are met. These doors are sold into institutional (schools, healthcare and government facilities) and commercial projects (hotels, offices and retail facilities). We believe the architectural door industry is shifting focus from transactional, component sales to selling total opening solutions in key performance areas such as fire, security, acoustics and technology. Our two primary product series for the architectural business, AspiroTM and CenduraTM, are comprised of four product categories: stile and rail, flush wood veneer, painted and laminate doors. The AspiroTM series offers high-end aesthetic and performance qualities, and its doors are available in exotic and domestic veneers, with acoustic, fire-rated, lead-lined, attack- and bullet-resistant options and include lifetime warranties. The CenduraTM series provides a balance of performance and value and its doors are available with domestic veneers, with acoustic and fire-rated options and include limited warranties. These product offerings provide a wide range of solutions to cover the needs of commercial and institutional projects.
Components
In addition to residential and architectural doors, we also sell several door components to the building materials industry. Within the residential new construction market, we provide interior door facings, agri-fiber and particleboard door cores, MDF and wood cut stock components to multiple manufacturers. Within the architectural building construction market, we are a leading component supplier of various critical door components. Additionally, we are one of the leading providers of mineral and particleboard door cores to the North American architectural door industry.
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
Sales and Marketing
Our sales and marketing efforts are focused around key initiatives designed to drive organic growth, influence the mix sold and strengthen our customer relationships.
Multi-Level/Segment Distribution Strategy
We market our products to and through distributors, dealers, retail stores, online marketplaces, builders, remodelers, architects and general contractors.
In the residential market, we utilize an "All Products" merchandising strategy which provides our retail and wholesale customers access to our entire product range and the ability to leverage our branding, marketing and selling strategies. We service our big box retail customers directly from our own door fabrication facilities which provide value added services and logistics, including store direct delivery of doors and entry systems and a full complement of in-store merchandising, displays and field service. Our residential wholesale sales professionals focus on down channel initiatives designed to ensure our products are "pulled" through our North American wholesale distribution network.
Our North American architectural customers are serviced by a dedicated sales and marketing team providing architects, door and hardware distributors, general contractors and project owners a wide range of product application advice, technical specifications, and applicable compliance and regulatory certifications.

Service Innovation
We leverage our marketing, sales and customer service activities to ensure our products are strategically pulled through our multiple distribution channels rather than deploying a more common, tactical "push" strategy. Our marketing approach is designed to increase the value of each and every door opening we fill with our doors and entry systems, regardless of the channel being used to access our products.
Our proprietary web-based tools accessible on our website also provide our customers with a direct link to our information systems to allow for accelerated and easy access to a wide variety of information and selling aids designed to increase customer satisfaction. Within our North American Residential business, our web-based tools include Mconnect®, an online service portal allowing our customers access to several other e-commerce tools designed to enhance the manufacturer-customer relationship. Once connected to our system, customers have secure access to various product configurators to quote and order Masonite products; the Product Corner, a section advising customers of the features and benefits of our newest products; the Media Library, a comprehensive supply of marketing materials and self-service resources; and Order Tracker, which allows customers to follow their purchase orders through the production process and confirm delivery dates.
In Europe, our Solidor and Door-Stop International websites are fully functional configuration and order platforms that support our entry door customers in the United Kingdom. The dynamic integration of Solidor's and Door-Stop's enterprise resource planning systems and their websites ensure that the products customers view, configure and order are available, which ensures that we are able to deliver on our promise of dependable lead-times.
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
Customers
During fiscal year 2021, we sold our products worldwide to over 7,000 customers. We have developed strong relationships with these customers through our "All Products" cross merchandising strategy. Our vertical integration facilitates our "All Products" strategy with our door fabrication facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.
Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 19% of our total net sales in fiscal year 2021. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.
Distribution
Residential doors are primarily sold through wholesale and retail distribution channels.
•Wholesale. In the wholesale channel, door manufacturers sell their products to homebuilders, contractors, lumberyards, dealers and building products retailers in two steps or one step. Two-step distributors typically purchase doors from manufacturers in bulk and customize them by installing windows, or "lites", and pre-hanging them. One-step distributors sell doors directly to homebuilders and remodeling contractors who install the doors.
•Retail. The retail channel generally targets consumers and smaller remodeling contractors who purchase doors through retail home centers, both in store and online, and smaller specialty retailers. Retail home centers offer large, warehouse size retail space with large selections, while specialty retailers are niche players that focus on certain styles and types of doors.
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
As an integrated manufacturer focused on the door industry, we believe we are well positioned to take advantage of the growing demand for new, innovative door designs, components and solutions. We leverage our deep knowledge and experience in door construction and assembly as well as our ability to manufacture our own molds for use in our own facilities. We believe this provides us with a unique ability to offer a combination of sought after high value door solutions as well as the breadth of line to meet the needs of a variety of end users and customers. This capability also enables us to develop and implement product and process improvements with respect to the production of door solutions and components which increase average unit price, enhance production efficiency and/or reduce costs.
Manufacturing Process
Our manufacturing operations consist of three major manufacturing processes: (1) component manufacturing, (2) door assembly and (3) value-added ready to install door fabrication.
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
The assembly process varies by type of door, from a relatively simple process for flush and molded doors, where the door facings are glued to a wood frame, to more complex processes where many pieces of solid and engineered wood are converted to louver or stile and rail doors. Architectural interior doors require another level of customization and sophistication employing the use of solid cores with varying degrees of sound dampening and fire retarding attributes, furniture quality wood veneer facings, as well as secondary machining operations to incorporate more sophisticated commercial hardware, openers and locks. Additionally, architectural doors are typically pre-finished prior to sale.
The manufacturing of steel and fiberglass exterior doors is a semi-automated process that entails combining laminated wood or rot free composite framing components between two door facings and then injecting the resulting hollow core structure with insulating polyurethane expanding foam core materials. We invested in fiberglass manufacturing technology, including the vertical integration of our own fiberglass sheet molding compound plant at our

Laurel, Mississippi, facility in 2006. In 2008, we consolidated fiberglass door manufacturing throughout North America to predominantly being made in our highly automated facility in Dickson, Tennessee, significantly improving the reliability and quality of these products while simultaneously lowering cost and reducing lead times.
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
Finally, doors manufactured at our door assembly plants are either sold directly to our customers or transferred to our door fabrication facilities where value added services are performed. These value added services include machining doors for hinges and locksets, installing the doors into ready to install frames, installing hardware, adding glass inserts and side lites, painting and staining, packaging and logistical services to our customers.
Within our manufacturing processes, we leverage the Mvantage operating system to systemically focus on the elimination of waste and non-value-added activities within the organization. In 2021, we continued to progress our deployment of Mvantage throughout our enterprise. Despite the challenges of COVID-19, we continued to drive operational performance through our three-prong strategy, at times using a virtual approach, which includes the Model Plant Transformation Process, Process Improvement Teams and the focus on global standards and training. Our Model Plant Transformation Process is designed to improve the throughput and the efficiency of our factories using multiple approaches such as reconfiguring equipment to enhance safety and material flow, optimizing inventory levels and implementing and tracking sustaining performance metrics. Our Process Improvements Teams work closely with manufacturing sites to utilize Mvantage to diagnose operational inefficiencies and apply corrective actions in specific areas of the factory. Our focus on training, through our Internal Training and Certification programs, and implementing global standards has allowed us to drive continuous improvement through an increased number of Kaizen events that are being led by our trained facilitators. Through this structured approach, we realized improvements in certain key performance indicators in 2021.
Raw Materials
While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips, some cut stock components, various composites, steel, glass, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. In 2021, our materials cost accounted for approximately 51% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into consideration the relative freight cost of these materials. Internal framing components, MDF, cut stock and internal door cores are manufactured internally at our facilities and supplemented from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.
Environmental and Other Regulatory Matters
We strive to minimize any adverse environmental impact our operations might have to our employees, the general public and the communities of which we are a part. We are subject to extensive environmental laws and regulations. The geographic breadth of our facilities subjects us to environmental laws, regulations and guidelines in a number of jurisdictions, including, among others, the United States, Canada, Mexico, the United Kingdom, the Republic of Ireland, Chile and Malaysia. Such laws, regulations and guidelines relate to, among other things, the discharge of contaminants into water and air and onto land, the storage and handling of certain regulated materials used in the manufacturing process, waste minimization, the disposal of wastes and the remediation of contaminated sites. Many of our products are also subject to various regulations such as building and construction codes, product safety regulations, health and safety laws and regulations and mandates related to energy efficiency.
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
Intellectual Property
In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Masonite Architectural®, Barrington®, Oakcraft®, Sta-Tru® HD, Vistagrande®, Flagstaff®, Hollister®, Sierra®, Fast-Frame®, Safe ’N Sound®, Heritage Series®, Livingston®, AquaSealTM, Cheyenne®, Glenview®, Riverside®, Saddlebrook®, Fast-Fit®, Megantic®, Vignette®, Lemieux Doors®, Harring Doors®, FyreWerks® and Marshfield-Algoma®. In Europe, doors are marketed under the Masonite®, Premdor®, Premdor Speed Set®, Door-Stop International®, National Hickman®, Defining Spaces®, Solidor®, Residor® and Nicedor® brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.
We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 294 design patents and design patent applications and 174 utility patents and patent applications. We currently have 199 foreign design patents and patent applications and 183 foreign utility patents and patent applications. Our United States utility patents are generally applicable for 20 years from the earliest filing date, our United States design patents for 15 years and our United States registered trademarks and tradenames are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.
Competition
The North American door industry is highly competitive and includes a number of global and local participants. In the North American residential interior door industry, the primary participants are Masonite and JELD-WEN, which are the only vertically integrated manufacturers of molded door facings. There are also a number of smaller competitors in the residential interior door industry, including Steves and Sons Inc. and Lynden Door, Inc., that primarily source door facings from third party suppliers. In the North American residential exterior door industry, the primary participants are Masonite, JELD-WEN, Plastpro, Therma-Tru, Feather River and Steves and Sons Inc. In the North American non-residential building construction door industry, the primary participants are Masonite and VT Industries with the remainder supplied by multiple regional manufacturers. Our primary market in Europe is the United Kingdom. The United Kingdom door industry is similarly competitive, including a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, serviceability, distribution capabilities and value. We also face competition in the other countries in which we operate.
A large portion of our products are sold through large home centers and other large retailers. The consolidation of our customers and our reliance on fewer larger customers has increased the competitive pressures as some of our largest customers, such as The Home Depot, perform periodic product line reviews to assess their product offerings and suppliers.
We are one of the largest manufacturers of molded door facings in the world. The rest of the industry consists of one other large, integrated door manufacturer and a number of smaller regional manufacturers. Competition in the molded door facing business is based on quality, price, product design, logistics and customer service. We produce molded door facings to meet our own requirements, and outside of North America we serve as an important supplier to the door industry at large.
Human Capital Resources
As of January 2, 2022, we employed approximately 10,300 employees and contract personnel. This includes approximately 2,700 unionized employees, approximately 80% of whom are located in North America with the remainder in various foreign locations. Nine of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.
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
We embrace the diversity of our employees and our customers, including their unique backgrounds, experiences and talents. In 2021, we furthered our progress towards a more equitable and inclusive workforce by forming a corporate Diversity Council and five regional Diversity, Equity and Inclusion ("DEI") councils representing Canada, the United States, Chile, Mexico and the United Kingdom/Ireland regions. These councils are comprised of cross-functional individuals and leaders from across their respective regions that represent various diversity demographics and assist in driving forward DEI initiatives and programming. Everyone is valued and appreciated for their unique contributions to the growth and sustainability of our business. We strive to cultivate a culture that supports and enhances our ability to recruit, develop, engage and retain diverse talent at every level. We monitor engagement in part through a voluntary turnover metric as our goal is to retain a highly engaged team, thereby reducing voluntary turnover year over year. The COVID-19 pandemic has continued to impact our employee population, including increased worker attrition throughout the last year, which has affected many companies across various industries. During fiscal year 2021, our voluntary employee turnover rate for employees in the United States, Canada and the United Kingdom was approximately 24%. These locations collectively make up 82% of our global workforce. We also track 12-month retention rates, which have improved over time. At the end of 2021, our retention rate in the United States and Canada was nearly 84% across all locations. 2021 yielded an extremely challenging labor market with significant turnover and employee migration, driving increases in competitive wages and salaries. In addition to voluntary turnover, we monitor engagement through an annual voluntary Employee Engagement Survey, for which we had an exceptional 85% response rate in 2021.
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
Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. In 2021, the total incident rate, the annual number of injuries per 100 full time equivalent employees, was 1.78 representing a 6% improvement on a comparable basis. Our exit rate safety performance in 2021 was positive and suggests a continuation of our improvements in 2022.
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
In the United States, the housing market crisis and financial downturn that began in 2006 had a negative impact on residential housing construction and related product suppliers. Although the United States housing market has recovered from the lows experienced as a result of the financial downturn, single family housing starts have not yet returned to the levels seen prior to the downturn. The current housing market is volatile with elongated build cycles due to labor and supply chain constraints and an increased number of multi-family new construction starts, which generally use fewer of our products and may generate less net sales at a lower margin than typical single family homes.
Many of our non-North American markets were acutely affected by the 2006 housing downturn and future downturns could cause excess capacity in housing and building products, including doors and door products, which may make it difficult for us to raise prices. Due in part to both market and operating conditions, we exited certain markets over the past several years, including the Czech Republic, India, Ukraine, Turkey, Romania, Hungary, Poland, Israel, France and South Africa.
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
Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 48% of our net sales in fiscal year 2021, while our largest customer, The Home Depot, accounted for approximately 19% of our net sales in fiscal year 2021. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue to do so in future periods, or if continued, may not reach or exceed historical levels in any period. For example, many of our largest customers, including The Home Depot, perform periodic line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer, could have a material adverse effect on us. Also, we have no operational or financial control over these customers and have limited influence over how they conduct their businesses.

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
A key element to our continued success is the ability to maintain accurate forecasting of future demand preferences for our products. Our business in general is subject to changing consumer and industry trends, demands and preferences. Changes to consumer shopping habits and potential trends towards "online" purchases could also impact our ability to compete as we currently sell our products mainly through our distribution channels. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line, increased substitution of our products and reduced demand and price reductions for our products, and could materially adversely affect us. In addition, we are subject to the risk that new products or product pricing could be introduced that would replace or reduce demand for our products. Furthermore, new proprietary designs and/or changes in manufacturing technologies may render our products obsolete or we may not be able to manufacture products or designs at prices that would be competitive in the marketplace. We may not have sufficient resources to make necessary investments or we may be unable to make the investments or acquire the intellectual property rights necessary to develop new products or improve our existing products.
Our business is seasonal and subject to climate change and related extreme weather events which may affect our net sales, cash flows from operations and results of operations.
Our business is moderately seasonal and our sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity. Ongoing climate change has increased the frequency and severity of these events and the related risk of an extreme weather event affecting one of our manufacturing plants, or a plant owned by one of our customers or suppliers. The impact of these types of events on our business may adversely impact our sales, cash flows from operations and results of operations. Concern over global climate change has led to significant federal, state and international regulatory efforts to limit greenhouse gas emissions and could impose substantial costs on us. In addition, new laws or future regulations could directly and indirectly affect our customers and suppliers and our business. We cannot predict the effects on our business that may result from global climate change.
Risks Related to COVID-19
The ultimate scale and scope of the ongoing coronavirus ("COVID-19") outbreak and resulting pandemic is unknown and is expected to impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition could be material.
Demand for our product is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand and availability of financing for home buyers. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The spread of COVID-19 has caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to the pandemic, as well as its impact on the global economy and consumer confidence. The extent to which the ongoing pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including developments with respect to the continued evolution and severity of COVID-19 (including its existing and future variants) and the resulting actions taken to contain it or treat its impact. For example, at various times in 2020, we temporarily closed certain locations as a result of government orders and furloughed employees, as well as significantly altered our operations, thereby reducing production. The impact of these actions resulted in a decrease in net sales of approximately $100 million in the second quarter of fiscal year 2020. The impacts of COVID-19 related absenteeism, labor constraints and supply chain disruptions have continued to result in lost production at our facilities and are expected to continue in future periods. If the pandemic continues to cause significant negative impacts to our operations, economic conditions or consumer confidence, our results of operations, financial condition and cash flows may be materially adversely impacted and it may lead to higher than normal inventory levels, higher sales-related reserves, impairment of goodwill and other long-lived assets, a volatile effective tax rate driven by changes in the mix and earnings across our jurisdictions and an impact on the effectiveness of our internal controls over financial reporting.
Manufacturing and Operations
Increased prices for raw materials or finished goods used in our products or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales.
Our profitability is affected by the prices of raw materials and finished goods used in the manufacture of our products. These prices have fluctuated and may continue to fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, weather, general economic or environmental conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. The commodities we use may undergo major price fluctuations and there is no certainty that we will be able to pass these costs through to our customers. For example, in addition to extraordinary inflationary pressure across markets in 2021, we experienced rapidly increasing inflation in resin due to the impact of severe weather events in the Gulf of Mexico and Texas in February 2021. Significant increases in the prices of raw materials or finished goods are more difficult to pass through to customers in a short period of time and may negatively impact our short-term profitability, margins and net sales. We may not be able to pass on these cost increases to our customers.
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
If any of our suppliers were unable to deliver materials to us for an extended period of time (including as a result of delays in land or sea shipping), or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. For example, throughout 2021 supply chain disruptions caused delays at major ports, led to distribution labor shortages and increased shipping costs. In the future, we may not be able to find acceptable supply alternatives, and any such alternatives could result in elongated build cycles and our net sales and profitability may decline. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business.
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
Fuel prices may be volatile and are significantly influenced by international, political and economic circumstances, such as the current situation involving Russia and Ukraine. While fuel prices have fallen from historical highs over the last several years, lower fuel prices may not be permanent as evidenced by recent price increases. If fuel prices were to rise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.
Tariffs and evolving trade policy between the United States and other countries, including China, and the impact of anti-dumping and countervailing duties on our business and results of operations.
Steps taken by the United States government to apply tariffs on certain products and materials could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. The increased costs may negatively impact our margins as we may not be able to pass on the additional costs by increasing the prices of our products. For example, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, has had and could continue to have an adverse effect on our business and results of operations. In order to reduce the impact on our business and results of operations, we have qualified alternate suppliers and are in the process of attempting to qualify additional alternate suppliers in other jurisdictions as a result of these duties.
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
Additionally, we have approximately 10,300 employees and contract personnel worldwide, including approximately 2,700 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in Chile, Mexico and the United Kingdom, which are subject to annual negotiation. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins.
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
In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. In addition, we have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall business. These changes could affect employee morale and productivity and be disruptive to our business and financial performance. For example, in 2020 we closed our St. Romauld, Quebec, facility and Lac Megantic, Quebec, components facility and in 2021 we closed our Springfield, Missouri, stile and rail facility in order to improve our cost structure and enhance operational efficiencies. Further, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.
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
Our estimated annual payment obligation for 2022 with respect to our consolidated indebtedness is $40.0 million of interest payments. If we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes and our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
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
Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 32% for the year ended January 2, 2022. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.
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
As of January 2, 2022, the fair value of plan assets under our United Kingdom defined benefit pension plan exceeded our accumulated benefit obligations by $0.4 million. Our United States defined benefit pension plan was liquidated during the fourth quarter of 2021, resulting in no accumulated benefit obligations as of January 2, 2022. During the years ended January 2, 2022, January 3, 2021 and December 29, 2019, we contributed $5.6 million, $1.3 million and $5.0 million, respectively, to the United States pension plan and $1.4 million, $0.8 million and $1.3 million, respectively, to the United Kingdom pension plan. We currently anticipate making $2.2 million of contributions to our United Kingdom pension plan in 2022. Additional contributions will be required in future years for the United Kingdom pension plan. If the performance of the assets in our pension plan does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plan could be materially higher than we expect, which would reduce the cash available for our businesses.
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
In the past several years we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom. Historically, we have made acquisitions to vertically integrate and expand our operations, such as our acquisitions of a Lowe's Companies, Inc. door fabrication facility and intellectual property and other assets related to an interior door technology in 2020, the operating assets of Bridgewater Wholesalers Inc. ("BWI"), the operating assets of Graham Manufacturing Corporation and The Maiman Company (collectively, "Graham & Maiman") and DW3 Products Holdings Limited ("DW3") in 2018. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be immediately accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, future acquisitions may involve product categories beyond what we currently sell. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.
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
Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our consolidated financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, cyber security vulnerabilities (such as threats and attacks), computer viruses, natural disasters (including those related to climate change) or other disasters. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we are in the process of implementing a new enterprise resource planning system in our Europe business. In addition, we are increasingly using cloud-based technology to enable our customers a secure link to our systems in ways that enhance our customer relationships. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources and impact our ability to efficiently service our customers. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.
Potential cyber threats and attacks could disrupt our information security systems and cause damage to our business and our reputation.
Information security threats, which pose a risk to the security of our network of systems and the confidentiality and integrity of our data, are increasing in frequency and sophistication as evidenced by significant ransomware attacks and foreign attacks on prominent computer software systems that has had an impact on a wide variety of companies and industries. We have established policies, processes and multiple layers of defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our network of systems, including third party vendors' systems. Should damage to our network of systems occur, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. While we have not experienced any material breaches in information security, the occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems. Further, regulators are imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the European Union's General Data Protection Regulation established regulations regarding the handling of personal data and provides an enforcement authority and imposes large penalties for noncompliance. New United States data privacy and security laws, such as the California Consumer Privacy Act ("CCPA"), the California Privacy Rights and Enforcement Act of 2020 ("CPRA") and others that may be passed by the federal government or other states, similarly introduce requirements with respect to personal information. Non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
Geopolitical Uncertainties
We are exposed to political, economic and other risks that arise from operating a multinational business.
We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended January 2, 2022, approximately 68% of our net sales were in the United States, 14% in Canada and 12% in the United Kingdom. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.
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
Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole. See also "Tariffs and evolving trade policy between the United States and other countries, including China, and the impact of anti-dumping and countervailing duties on our business and results of operations."
Uncertainty relating to the United Kingdom's exit from the European Union could adversely affect our financial results.
We have operations in the United Kingdom that may be negatively impacted by the United Kingdom's exit from the European Union ("Brexit"). In December 2020, the European Union and the United Kingdom reached an agreement on a new trade and cooperation agreement that became effective on January 31, 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. We have experienced nominal disruption to supply from additional administration born by our freight carriers. The emerging risk relates to labor shortages driven by future uncertainty around access to foreign workers. This may continue to impact our ability to employ short-term foreign labor. If there are significant impacts to supply chains or the European markets in which we operate as a result of this agreement, the adverse impact to our results of operations, financial condition, and cash flows could be material.
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
We operate facilities in seven countries and sell our products around the world. As a result of these international operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the FCPA, the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide, we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable United States and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.
If we expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside of North America and our financial condition and results of operations. In addition, any acquisition of businesses with operations outside of North America may exacerbate this risk.
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
Further, in order for our products to obtain the energy efficient "ENERGYSTAR" label, they must meet certain requirements set by the Environmental Protection Agency ("EPA"). Changes in the energy efficiency requirements established by the EPA for the ENERGYSTAR label could increase our costs, and, if there is a lapse in our ability to label our products as such or we are not able to comply with the new standards at all, negatively affect our net sales and results of operations.
Moreover, many of our products are regulated by building codes and require specific fire, penetration or wind resistance characteristics. A change in the building codes could have a material impact on the manufacturing cost for these products, which we may not be able to pass on to our customers.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission ("SEC"), and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or other Environmental, Social and Governance matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel or purchase new technology to comply effectively. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 88,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of January 2, 2022, we owned and leased the following number of properties, by reportable segment:

	Manufacturing and Distribution	Warehouse	Support	Total
Owned properties:
North American Residential	19	5	—	24
Europe	4	—	—	4
Architectural	6	—	—	6
Corporate & Other	—	—	1	1
Total owned properties	29	5	1	35

Leased properties:
North American Residential	19	14	1	34
Europe	3	7	1	11
Architectural	6	7	2	15
Corporate & Other	1	—	4	5
Total leased properties	29	28	8	65
Total owned and leased properties	58	33	9	100
Our properties in the North American Residential and Architectural segments are distributed across 28 states in the United States and four provinces in Canada, as well as two manufacturing facilities in Mexico and three manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in Ireland. Our material properties in the Corporate and Other category include one manufacturing facility in Malaysia and four support facilities in the United States. As of January 2, 2022, total floor space at our manufacturing facilities was 11.9 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we lease one idle manufacturing facility in the United States and own 17,000 acres of forestland in Costa Rica.
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
Our common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "DOOR".
Holders
As of February 24, 2022, we had one record holder of our common shares, Cede & Co., the nominee of the Depository Trust Corporation.
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

Stock Performance Graph
The following graph depicts the total return to shareholders from January 1, 2017, through January 2, 2022, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on January 1, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through January 2, 2022)

$300
$250
$200
$150
$100
$50
1/1/2017
12/31/2017
12/30/2018
12/29/2019
1/3/2021
1/2/2022
Masonite International Corporation
Standard & Poor's 500 Index
S&P 1500 Building Products Index

	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022
Masonite International Corporation	$100.00	$112.69	$69.77	$109.19	$149.45	$179.26
Standard & Poor's 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Standard & Poor's 1500 Building Products Index	100.00	119.36	95.17	139.34	171.17	248.59
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended January 2, 2022, we repurchased 276,160 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 4, 2021, through October 31, 2021	117,803	$108.65	117,803	$214,387,458
November 1, 2021, through November 28, 2021	95,673	$116.58	95,673	$203,233,906
November 29, 2021, through January 2, 2022	62,684	$109.13	62,684	$196,393,255
Total	276,160	$111.51	276,160
The Company's Board of Directors has approved four share repurchase authorizations, the most recent being an incremental $210.0 million share repurchase program approved on August 9, 2021. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. During the first quarter of 2020, we implemented several actions to reduce our spending and more closely manage cash during the uncertain period relating to the COVID-19 pandemic, including temporarily suspending our share repurchase programs. The temporary suspension was lifted during the third quarter of 2020. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. As of January 2, 2022, $196.4 million was available for repurchase in accordance with the share repurchase programs.
On February 21, 2022, the Company's Board of Directors approved an incremental $200.0 million share repurchase program. The new $200.0 million authorization is in addition to the previously authorized share repurchase programs, which as of February 21, 2022, had approximately $156.4 million remaining. Since inception of the programs, we have repurchased $653.6 million of our common shares. In addition, the Company announced that its Board of Directors has authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company intends to enter into an ASR transaction during the first quarter of 2022 for the repurchase of $100.0 million of its outstanding common shares.
Item 6. [Reserved]

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended January 2, 2022, and January 3, 2021. For further discussion of our results of operations for the years ended January 3, 2021, and December 29, 2019, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 3, 2021, which was filed with the SEC on February 25, 2021, and which is incorporated herein by reference. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended January 2, 2022, we generated net sales of $1,952.9 million or 75.2%, $334.5 million or 12.9% and $289.5 million or 11.1% in our North American Residential, Europe and Architectural segments, respectively. See "Segment Information" below for a description of our reportable segments.
During the second half of 2021, labor and logistics constraints as well as supply chain disruptions impacted our ability to service customers and reduced production in our facilities, which we expect will continue in future periods. The COVID-19 pandemic impacted our business operations and financial results beginning in the second quarter of fiscal year 2020 leading to an estimated $100 million of lost revenue in the second quarter of 2020, and continued to impact us in fiscal year 2021. Our United Kingdom facilities closed on March 27, 2020, for approximately half the quarter and subsequently operated at a reduced capacity for the remainder of the second quarter of 2020. The extent to which the pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These impacts include, but are not limited to, the duration, spread, severity and impact of the pandemic, the effects of the pandemic on our employees, operations, customers, suppliers and supply

MASONITE INTERNATIONAL CORPORATION

chain, the remedial actions and stimulus measures adopted by federal, state and local governments and the extent to which normal economic and operating conditions can resume.
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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2021, our top ten customers together accounted for approximately 48% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 19% of our net sales in fiscal year 2021. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
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
In May 2021, we initiated further actions to improve overall business performance including the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities, which resulted in the closure of one existing stile and rail facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and continued through 2021. The actions taken as part of the 2021 Plan are expected to increase our annual earnings and cash flows by approximately $2 million.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and continued through 2021. The actions taken as part of the 2020 Plan are expected to increase our annual earnings and cash flows by approximately $3 million.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and continued through 2021. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 14. In the fourth quarter of 2019, we initiated additional restructuring actions related to both manufacturing capacity and reduction of our overhead and selling, general and administration workforce. The actions taken as part of the 2019 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
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
Inflation
In 2021, we realized higher costs in the wood, resins, metals and packaging product categories as a result of macroeconomic factors as well as increased logistics costs and wages. Additionally, we continued to incur higher costs as a result of tight supply chains as well as from previously disclosed anti-dumping and countervailing duties. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain disruptions will continue into 2022. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or mitigate the impact of these inflationary pressures.
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
•On December 13, 2019, we completed the sale of all of the capital stock of Window Widgets Limited ("WW"), a United Kingdom provider of high quality window systems, for consideration of $1.2 million, net of cash disposed.
•On March 21, 2019, we completed the sale of all of the capital stock of Performance Doorset Solutions Limited ("PDS"), a supplier of custom doors and millwork in the United Kingdom, for nominal consideration.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Net sales	$2,596,920	$2,257,075
Cost of goods sold	1,985,141	1,684,571
Gross profit	611,779	572,504
Gross profit as a % of net sales	23.6%	25.4%
Selling, general and administration expenses	308,430	366,772
Selling, general and administration expenses as a % of net sales	11.9%	16.2%
Restructuring costs	5,567	8,236
Asset impairment	69,900	51,515
Loss on disposal of subsidiaries	8,590	2,091
Operating income	219,292	143,890
Interest expense, net	46,123	46,807
Loss on extinguishment of debt	13,583	—
Other (income) expense, net	15,620	(5,217)
Income before income tax expense	143,966	102,300
Income tax expense	44,772	28,611
Net income	99,194	73,689
Less: net income attributable to non-controlling interests	4,693	4,652
Net income attributable to Masonite	$94,501	$69,037
Year Ended January 2, 2022, Compared with Year Ended January 3, 2021
Net Sales
Net sales in the year ended January 2, 2022, were $2,596.9 million, an increase of $339.8 million or 15.1% from $2,257.1 million in the year ended January 3, 2021. Net sales in 2021 were positively impacted by $50.1 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $289.7 million or 12.8% due to changes in volume, average unit price, impact of acquisitions and divestitures, and sales of components. Average unit price in 2021 increased net sales by $242.6 million or 10.7% compared to 2020. Higher volumes excluding the incremental impact of acquisitions ("base volume") increased net sales by $48.4 million or 2.1% in 2021 compared to 2020. Net sales of components to external customers were $10.8 million higher in 2021 compared to 2020. Our 2021 divestiture decreased net sales by $12.1 million or 0.5% of net sales in 2021.
Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,955,424	$342,172	$303,078	$20,014	$2,620,688
Intersegment sales	(2,526)	(7,640)	(13,602)	—	(23,768)
Net sales to external customers	$1,952,898	$334,532	$289,476	$20,014	$2,596,920
Percentage of consolidated external net sales	75.2%	12.9%	11.1%

MASONITE INTERNATIONAL CORPORATION

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,640,323	$260,834	$358,049	$19,947	$2,279,153
Intersegment sales	(2,204)	(2,721)	(17,153)	—	(22,078)
Net sales to external customers	$1,638,119	$258,113	$340,896	$19,947	$2,257,075
Percentage of consolidated external net sales	72.6%	11.4%	15.1%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the year ended January 2, 2022, were $1,952.9 million, an increase of $314.8 million or 19.2% from $1,638.1 million in the year ended January 3, 2021. Net sales in 2021 were positively impacted by $25.0 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $289.8 million or 17.7% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in 2021 by $200.1 million or 12.2% compared to 2020. Higher base volume increased net sales by $78.2 million or 4.8% in 2021 compared to 2020. Net sales of components to external customers were $11.5 million higher in 2021 compared to 2020.
Europe
Net sales to external customers from facilities in the Europe segment in the year ended January 2, 2022, were $334.5 million, an increase of $76.4 million or 29.6% from $258.1 million in the year ended January 3, 2021. Net sales in 2021 were positively impacted by $22.8 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $53.6 million or 20.8% due to changes in volume, average unit price, divestitures and sales of components. Average unit price increased net sales in 2021 by $31.2 million or 12.1% compared to 2020. Higher base volume increased net sales by $29.9 million or 11.6% compared to 2020, primarily due to our manufacturing facilities being closed approximately half of the prior year second quarter and other impacts as a result of COVID-19. Net sales of components to external customers were $4.6 million higher in 2021 compared to 2020. Our 2021 divestiture decreased net sales by $12.1 million or 4.7% in 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended January 2, 2022, were $289.5 million, a decrease of $51.4 million or 15.1% from $340.9 million in the year ended January 3, 2021. Net sales in 2021 were positively impacted by $2.2 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $53.6 million or 15.7% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales in 2021 by $59.7 million or 17.5% compared to 2020 primarily due to the impacts of labor constraints as a result of COVID-19, material availability and production challenges as well as lingering weakness in commercial end markets during the first six months of 2021. Net sales of components to external customers were $9.0 million lower in 2021 compared to 2020. Average unit price increased net sales in 2021 by $15.1 million or 4.4% compared to 2020.
Cost of Goods Sold
Our cost of goods sold is comprised of the cost to manufacture products for our customers and includes the cost of materials, direct labor, overhead, distribution and depreciation associated with assets used to manufacture products. Research and development costs are primarily included within cost of goods sold. We incur significant fixed and variable overhead at our global component locations that manufacture interior molded door facings. Our overall average production capacity utilization at these locations was approximately 81% for the years ended January 2, 2022, and January 3, 2021.
Cost of goods sold as a percentage of net sales was 76.4% and 74.6% for the years ended January 2, 2022, and January 3, 2021, respectively. Material cost of sales and distribution as a percentage of net sales increased by 1.5% and 1.0%, respectively, in 2021 compared to 2020. Partially offsetting these increases, overhead, direct labor and depreciation as a percentage of sales decreased by 0.3%, 0.2% and 0.2%, respectively, over the 2020 period. The

MASONITE INTERNATIONAL CORPORATION

increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in logistics costs and tariffs, partially offset by higher average unit prices and material cost savings projects. Distribution as a percentage of net sales increased due to higher logistics costs and personnel costs including wage inflation. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business in 2021 compared to 2020. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage inflation. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices in 2021 as compared to 2020.
Selling, General and Administration Expenses
Selling, general and administration ("SG&A") expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees; depreciation and amortization of our non-manufacturing equipment and assets; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. In the year ended January 2, 2022, selling, general and administration expenses, as a percentage of net sales, were 11.9% compared to 16.2% in the year ended January 3, 2021, a decrease of 430 basis points.
Selling, general and administration expenses in the year ended January 2, 2022, were $308.4 million, a decrease of $58.4 million from $366.8 million in the year ended January 3, 2021. The overall decrease was driven by the absence of a $40.6 million legal reserve related to the settlement of U.S. class action litigation in the prior year period; a $10.3 million decrease in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation; a $9.9 million decrease in personnel costs primarily due to a $29.8 million decrease in incentive compensation, partially offset by a $19.9 million increase in personnel costs primarily due to $14.0 million of resource investments to support growth, the absence of $4.0 million of personnel cost savings in the prior year due to COVID-19, and $1.9 million of payroll taxes due to the timing of prior year incentive compensation; $1.1 million of incremental SG&A savings from our 2021 divestiture; and a $0.6 million decrease in professional and other fees. These decreases were partially offset by unfavorable foreign exchange impacts of $4.1 million.
Restructuring Costs
Restructuring costs in the year ended January 2, 2022, were $5.6 million, compared to $8.2 million in the year ended January 3, 2021. Restructuring costs in 2021 related to severance and closure charges associated with the 2021, 2020 and 2019 Plans. Restructuring costs in 2020 related to severance, retention and closure charges associated with the 2020, 2019 and 2018 Plans.
Asset Impairment
Asset impairment charges in the year ended January 2, 2022, were $69.9 million compared to $51.5 million in the year ended January 3, 2021. Asset impairment charges in 2021 resulted from a goodwill impairment charge recorded in our Architectural reporting unit and actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Asset impairment charges in 2020 resulted from a goodwill impairment charge recorded in our Architectural reporting unit. Refer to Note 14. Asset Impairment, in Item 8 of this Annual Report for additional information.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. Loss on disposal of subsidiaries was $8.6 million in the year ended January 2, 2022 compared to $2.1 million in the year ended January 3, 2021. The current year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. The loss in the prior year arose as a result of the liquidation of our legal entity in India and is comprised of the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss of $2.3 million and $0.2 million relating to the write-off of net assets and other professional fees.

MASONITE INTERNATIONAL CORPORATION

Interest Expense, Net
Interest expense, net, in the year ended January 2, 2022, was $46.1 million, compared to $46.8 million in the year ended January 3, 2021, remaining relatively flat as compared to the 2020 period.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized debt issuance costs. Loss on extinguishment of debt was $13.6 million in the year ended January 2, 2022 and related to the redemption of our senior unsecured notes due 2026. This charge represents the difference between the redemption price of our senior unsecured notes due 2026 of $310.8 million and the net carrying amount of such notes of $297.2 million. In addition to the $300.0 million of principal, the redemption price included a make-whole premium of $10.8 million and the net carrying amount included unamortized debt issuance costs of $2.8 million. There was no loss on extinguishment of debt in the year ended January 3, 2021.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the year ended January 2, 2022, was $15.6 million of expense, compared to $5.2 million of income in the year ended January 3, 2021. The change in other (income) expense, net is primarily due to a pre-tax pension settlement charge of $23.3 million recognized in the fourth quarter of 2021, partially offset by a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, a change in the fair value of plan assets in the deferred compensation rabbi trust and unrealized gains and losses on foreign currency remeasurements.
Income Tax Expense
Income tax expense in the year ended January 2, 2022, was $44.8 million, compared to $28.6 million in the year ended January 3, 2021. The increase in income tax expense is primarily due to (i) the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, (ii) nondeductible goodwill impairment charges related to prior stock acquisition of the Architectural reporting unit and (iii) an increase in tax rate applied to certain deferred tax assets and liabilities in the United Kingdom.
Segment Information
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments that were not aggregated into any reportable segment. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
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

MASONITE INTERNATIONAL CORPORATION

•    restructuring costs;
•    asset impairment;
•    loss (gain) on disposal of subsidiaries;
•    interest expense (income), net;
•    loss on extinguishment of debt;
•    other (income) expense, net;
•    income tax expense (benefit);
•    other items;
•    loss (income) from discontinued operations, net of tax; and
•    net income (loss) attributable to non-controlling interest.
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2030 Notes, 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
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

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606
Adjusted EBITDA as a percentage of segment net sales	19.2%	18.1%	(0.9)%		15.9%

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
Adjusted EBITDA as a percentage of segment net sales	21.2%	15.7%	10.0%		16.1%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$329,925	$29,519	$(91,255)	$(173,688)	$94,501
Plus:
Depreciation	37,864	9,752	10,986	12,039	70,641
Amortization	1,640	14,073	3,634	1,994	21,341
Share based compensation expense	—	—	—	15,959	15,959
Loss (gain) on disposal of property, plant and equipment	2,209	(1)	(410)	(482)	1,316
Restructuring costs	(149)	—	5,165	551	5,567
Asset impairment	—	—	69,171	729	69,900
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	46,123	46,123
Loss on extinguishment of debt	—	—	—	13,583	13,583
Other (income) expense, net	—	(1,309)	5	16,924	15,620
Income tax expense	—	—	—	44,772	44,772
Net income attributable to non-controlling interest	2,963	—	—	1,730	4,693
Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606

MASONITE INTERNATIONAL CORPORATION

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$298,446	$16,964	$(40,869)	$(205,504)	$69,037
Plus:
Depreciation	35,868	9,838	11,651	10,993	68,350
Amortization	1,837	13,894	6,084	1,608	23,423
Share based compensation expense	—		—	19,423	19,423
Loss (gain) on disposal of property, plant and equipment	4,188	(93)	2,922	(783)	6,234
Restructuring costs	4,327	(37)	2,898	1,048	8,236
Asset impairment	—	—	51,515	—	51,515
Loss on disposal of subsidiaries	—	—	—	2,091	2,091
Interest expense, net	—	—	—	46,807	46,807
Other (income) expense, net	(31)	(92)	—	(5,094)	(5,217)
Income tax expense	—	—	—	28,611	28,611
Other items (1)	—	—	—	40,550	40,550
Net income attributable to non-controlling interest	3,187	—	—	1,465	4,652
Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
____________
(1) Other items not part of our underlying business performance include $40,550 in legal reserves related to the settlement of U.S. class action litigation in the year ended January 3, 2021, and were recorded in selling, general and administration expenses within the consolidated statements of income and comprehensive income. Refer to Note 10. Commitments and Contingencies for additional information.
Adjusted EBITDA in our North American Residential segment increased $26.7 million, or 7.7%, to $374.5 million in the year ended January 2, 2022, from $347.8 million in the year ended January 3, 2021. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $76.6 million and $64.7 million in 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment increased $20.1 million, or 49.6%, to $60.6 million in the year ended January 2, 2022, from $40.5 million in the year ended January 3, 2021. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $4.1 million and $1.0 million in 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment decreased $36.9 million or 107.9% to a loss of $2.7 million in the year ended January 2, 2022, from $34.2 million of earnings in the year ended January 3, 2021. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $11.1 million and $10.8 million in 2021 and 2020, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures and share repurchases. As of January 2, 2022, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2022 to be approximately $100 to

MASONITE INTERNATIONAL CORPORATION

$120 million. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of January 2, 2022, we had $381.4 million of cash and cash equivalents, availability under our ABL Facility of $219.5 million and availability under our AR Sales Program of $0.3 million.
Cash Flows
Year Ended January 2, 2022, Compared with Year Ended January 3, 2021
Cash provided by operating activities was $156.5 million during the year ended January 2, 2022, compared to $321.2 million during the year ended January 3, 2021. This $164.7 million decrease in cash provided by operating activities was due to changes in net working capital and a $27.5 million decrease in other assets and liabilities, partially offset by an $88.2 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in 2021 compared to 2020.
Cash used in investing activities was $76.1 million during the year ended January 2, 2022, compared to $73.9 million cash used during the year ended January 3, 2021. This $2.2 million increase in cash used in investing activities was primarily driven by a $13.7 million increase in cash additions to property, plant and equipment and a $1.3 million decrease in proceeds from the sale of property, plant and equipment, partially offset by a $7.0 million increase in cash obtained from the sale of subsidiaries and a $5.8 million decrease in cash used in acquisitions, net of cash acquired and other investing activities in 2021 compared to 2020.
Cash used in financing activities was $63.7 million during the year ended January 2, 2022, compared to $54.1 million of cash used during the year ended January 3, 2021. This $9.6 million increase in cash used in financing activities was driven by a $70.2 million increase in cash used for repurchases of common shares and a $1.4 million increase in cash used for tax withholding on share based awards, partially offset by a net increase in cash provided by debt-related transactions of $58.6 million and a $3.3 million decrease in distributions to non-controlling interests in 2021 compared to 2020.
Share Repurchases
The Company's Board of Directors has approved four share repurchase authorizations, the most recent being an incremental $210.0 million share repurchase program approved on August 9, 2021. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. Any repurchases under the share repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate us to acquire any particular amount of common shares, and they may be suspended or terminated at any time at our discretion. During the first quarter of 2020, we implemented several actions to reduce our spending and more closely manage cash during the uncertain period relating to the COVID-19 pandemic, including temporarily suspending our share repurchase programs. The temporary suspension was lifted during the third quarter of 2020. Repurchases under the share repurchase programs are permitted to be made under one or more Rule 10b5-1 plans, which would permit shares to be repurchased when we might otherwise be precluded from doing so under applicable insider trading laws. During the year ended January 2, 2022, we repurchased 1,014,003 of our common shares in the open market at an aggregate cost of $113.9 million. During the year ended January 3, 2021, we repurchased 672,899 of our common shares in the open market at an aggregate cost of $43.7 million. As of January 2, 2022, $196.4 million was available for repurchase in accordance with the share repurchase programs.
On February 21, 2022, the Company's Board of Directors approved an incremental $200.0 million share repurchase program. The new $200.0 million authorization is in addition to the previously authorized share repurchase programs, which as of February 21, 2022, had approximately $156.4 million remaining. In addition, the Company announced that its Board of Directors has authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company intends to enter into an ASR transaction during the first quarter of 2022 for the repurchase of $100.0 million of its outstanding common shares.

MASONITE INTERNATIONAL CORPORATION

Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of January 2, 2022, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Accounts Receivable Sales Program
Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of income and comprehensive income.
Senior Notes
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and are due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.3 million after deducting $4.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes under certain circumstances specified therein.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of January 2, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized

MASONITE INTERNATIONAL CORPORATION

as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes, resulting in loss on extinguishment of debt of $14.5 million after paying the applicable premium of $14.1 million and writing off the unamortized premium of $3.1 million and unamortized debt issuance costs of $3.5 million
We may redeem the 2028 Notes under certain circumstances specified therein. The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 2, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bore interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and were originally due September 15, 2026. The 2026 Notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and were accreted to interest expense over the term of the 2026 Notes using the effective interest method.
Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and was recorded as part of income from continuing operations before income tax expense in the consolidated statements of income and comprehensive income in the third quarter of 2021. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restricts our ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to

MASONITE INTERNATIONAL CORPORATION

be incurred under existing exceptions). As of January 2, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Supplemental Guarantor Financial Information
Our obligations under the 2030 Notes, 2028 Notes, 2026 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $2.3 billion, $2.0 billion and $1.9 billion in the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $352.1 million, $305.5 million and $241.6 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Our non-guarantor subsidiaries had total assets of $2.3 billion and $2.2 billion as of January 2, 2022, and January 3, 2021; and total liabilities of $980.6 million and $935.3 million as of January 2, 2022, and January 3, 2021, respectively.
Contractual Obligations
The following table presents our contractual obligations over the periods indicated as of January 2, 2022:

	Fiscal Year Ended
(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$875,000	$875,000
Scheduled interest payments	40,000	40,000	40,000	40,000	40,000	86,251	286,251
Operating leases	32,546	28,344	25,829	22,622	16,105	125,751	251,197
Finance leases	1,365	1,287	1,445	1,488	1,663	49,831	57,079
Pension contributions (1)	2,201	2,262	2,324	2,387	601	—	9,775
Total (2)	$76,112	$71,893	$69,598	$66,497	$58,369	$1,136,833	$1,479,302
____________
(1) Pension contributions relate to our United Kingdom pension plan.
(2) As of January 2, 2022, we have $11.3 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
Goodwill
Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for

MASONITE INTERNATIONAL CORPORATION

impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed our annual quantitative impairment test during the fourth quarter of 2021. We utilize a combination of methods that are subject to significant judgments and uncertainties including market valuation and discounted cash flows to measure the fair value of our reporting units and to determine if there is any impairment of goodwill. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $59.5 million due to manufacturing constraints in the Architectural reporting unit in the current year due to COVID-19 related absenteeism, material availability and production challenges. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $59.5 million to zero.
Intangible Assets
Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. We performed a qualitative impairment test during the fourth quarter of 2021 and determined that indefinite-lived intangible assets were not impaired.
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

MASONITE INTERNATIONAL CORPORATION

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
Inventory
We value inventories at the lower of cost or net realizable value, with expense estimates made for obsolescence or unsaleable inventory. In determining net realizable value, we consider such factors as yield, turnover and aging, expected future demand and market conditions, as well as past experience. A change in the underlying assumptions related to these factors could affect the valuation of inventory and have a corresponding effect on cost of goods sold. Historically, actual results have not significantly deviated from those determined using these estimates.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. In the years ended January 2, 2022, January 3, 2021, and December 29, 2019, approximately 32%, 29% and 32% of our net sales were generated outside of the United States, respectively. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our manufacturing and distribution facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. Net losses from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars and upon deconsolidation of subsidiaries during the year ended January 2, 2022, were $3.2 million, which were primarily driven by weakening of the Euro, the Pound Sterling, the Malaysian Ringgit and the Mexican Peso, partially offset by strengthening of the Canadian Dollar in comparison to the U.S. Dollar during the period, along with the sale of our Czech business.
When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments and certain anticipated foreign currency transactions. We held no derivative financial instruments as of January 2, 2022, or January 3, 2021. If not mitigated by derivative financial instruments, price increases or other methods, a hypothetical 10% strengthening of the U.S. Dollar against all foreign currencies in the jurisdictions in which we operate would result in an approximate $75.8 million translational decrease in our net sales and an approximate $6.9 million translational decrease in our net income.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our ABL Facility to the extent it is drawn on and due to our other financing, investing and cash management activities. As of January 2, 2022, and January 3, 2021, there were no outstanding borrowings under our ABL Facility.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing and other actions, which typically offset only a portion of the adverse impact. Inflation and deflation related to our purchases of certain commodity products could have an adverse impact on our operating results in the future. A hypothetical 10% inflationary increase in our material cost of goods sold would result in approximately $101.2 million of increased consolidated cost of goods sold. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, is expected to impact our business and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Masonite International Corporation (the Company) as of January 2, 2022 and January 3, 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended January 2, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

        Valuation of Goodwill related to the Architectural Reporting Unit

Description of the Matter
As discussed in Notes 1, 7, and 14 of the consolidated financial statements, the Company’s goodwill is assigned to its reporting units as of the acquisition date and is tested for impairment at the reporting unit level at least annually or whenever changes in circumstances may indicate the carrying amounts may not be recoverable. During the fourth quarter of fiscal 2021, the Company performed its annual impairment test, concluded that the Architectural reporting unit was fully impaired, and recorded a goodwill impairment charge of $59.5 million.

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
Tampa, Florida
February 24, 2022

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net sales	$2,596,920	$2,257,075	$2,176,683
Cost of goods sold	1,985,141	1,684,571	1,699,000
Gross profit	611,779	572,504	477,683
Selling, general and administration expenses	308,430	366,772	310,567
Restructuring costs	5,567	8,236	9,776
Asset impairment	69,900	51,515	13,767
Loss on disposal of subsidiaries	8,590	2,091	14,260
Operating income	219,292	143,890	129,313
Interest expense, net	46,123	46,807	46,489
Loss on extinguishment of debt	13,583	—	14,523
Other (income) expense, net	15,620	(5,217)	1,953
Income before income tax expense	143,966	102,300	66,348
Income tax expense	44,772	28,611	17,309
Net income	99,194	73,689	49,039
Less: net income attributable to non-controlling interests	4,693	4,652	4,437
Net income attributable to Masonite	$94,501	$69,037	$44,602

Basic earnings per common share attributable to Masonite	$3.91	$2.81	$1.77
Diluted earnings per common share attributable to Masonite	$3.85	$2.77	$1.75

Comprehensive income:
Net income	$99,194	$73,689	$49,039
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(3,175)	19,820	16,912
Pension and other post-retirement adjustment	2,250	(3,163)	962
Pension settlement charges	15,654	—	5,651
Amortization of actuarial net losses	1,336	1,002	1,798
Income tax (expense) benefit related to other comprehensive income (loss)	(5,518)	632	(2,230)
Other comprehensive income (loss), net of tax:	10,547	18,291	23,093
Comprehensive income	109,741	91,980	72,132
Less: comprehensive income attributable to non-controlling interests	4,759	4,837	4,780
Comprehensive income attributable to Masonite	$104,982	$87,143	$67,352
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	January 2, 2022	January 3, 2021
Current assets:
Cash and cash equivalents	$381,395	$364,674
Restricted cash	10,110	10,560
Accounts receivable, net	343,414	290,508
Inventories, net	347,476	260,962
Prepaid expenses and other assets	50,399	42,538
Income taxes receivable	1,332	1,124
Total current assets	1,134,126	970,366
Property, plant and equipment, net	626,797	625,126
Operating lease right-of-use assets	176,445	146,806
Investment in equity investees	14,994	14,636
Goodwill	77,102	138,692
Intangible assets, net	150,487	169,392
Deferred income taxes	20,764	25,331
Other assets	45,903	47,411
Total assets	$2,246,618	$2,137,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,788	$97,211
Accrued expenses	237,300	277,716
Income taxes payable	8,551	11,086
Total current liabilities	384,639	386,013
Long-term debt	865,721	792,242
Long-term operating lease liabilities	165,670	136,235
Deferred income taxes	77,936	73,073
Other liabilities	52,874	55,080
Total liabilities	1,546,840	1,442,643
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 23,623,887 and 24,422,934 shares issued and outstanding as of January 2, 2022, and January 3, 2021, respectively	543,400	552,969
Additional paid-in capital	222,177	223,666
Retained earnings	24,244	20,385
Accumulated other comprehensive loss	(101,582)	(112,063)
Total equity attributable to Masonite	688,239	684,957
Equity attributable to non-controlling interests	11,539	10,160
Total equity	699,778	695,117
Total liabilities and equity	$2,246,618	$2,137,760
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	January 2, 2022	January 3, 2021	December 29, 2019
Total equity, beginning of period	$695,117	$636,862	$622,305
Share capital:
Beginning of period	552,969	558,514	575,207
Common shares issued for delivery of share based awards	12,125	8,269	8,396
Common shares issued under employee stock purchase plan	1,593	1,305	1,045
Common shares repurchased and retired	(23,287)	(15,119)	(26,134)
End of period	543,400	552,969	558,514
Additional paid-in capital:
Beginning of period	223,666	216,584	218,988
Share based compensation expense	15,959	19,423	10,023
Common shares issued for delivery of share based awards	(12,125)	(8,269)	(8,396)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(5,001)	(3,623)	(3,852)
Common shares issued under employee stock purchase plan	(322)	(449)	(179)
End of period	222,177	223,666	216,584
Retained earnings (accumulated deficit):
Beginning of period	20,385	(20,047)	(30,836)
Net income attributable to Masonite	94,501	69,037	44,602
Common shares repurchased and retired	(90,642)	(28,605)	(33,813)
End of period	24,244	20,385	(20,047)
Accumulated other comprehensive loss:
Beginning of period	(112,063)	(130,169)	(152,919)
Other comprehensive income attributable to Masonite, net of tax	10,481	18,106	22,750
End of period	(101,582)	(112,063)	(130,169)
Equity attributable to non-controlling interests:
Beginning of period	10,160	11,980	11,865
Net income attributable to non-controlling interests	4,693	4,652	4,437
Other comprehensive income (loss) attributable to non-controlling interests, net tax	66	185	343
Dividends to non-controlling interests	(3,380)	(6,657)	(4,665)
End of period	11,539	10,160	11,980
Total equity, end of period	$699,778	$695,117	$636,862

Common shares outstanding:
Beginning of period	24,422,934	24,869,921	25,835,664
Common shares issued for delivery of share based awards	199,865	209,407	186,242
Common shares issued under employee stock purchase plan	15,091	16,505	18,940
Common shares repurchased and retired	(1,014,003)	(672,899)	(1,170,925)
End of period	23,623,887	24,422,934	24,869,921
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	January 2, 2022	January 3, 2021	December 29, 2019
Net income	$99,194	$73,689	$49,039
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	8,590	2,091	14,260
Loss on extinguishment of debt	13,583	—	14,523
Depreciation	70,641	68,350	70,736
Amortization	21,341	23,423	29,113
Share based compensation expense	15,959	19,423	10,023
Deferred income taxes	4,881	(10,085)	3,292
Unrealized foreign exchange (gain) loss	(1,244)	(324)	320
Share of income from equity investees, net of tax	(4,858)	(2,811)	(2,626)
Dividend from equity investee	4,500	4,275	—
Pension and post-retirement funding, net of expense	15,448	(4,654)	(827)
Non-cash accruals and interest	1,678	1,601	57
Loss on sale of property, plant and equipment	1,316	6,234	6,396
Asset impairment	69,900	51,515	13,767
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(56,831)	(13,006)	6,723
Inventories	(92,641)	(15,568)	5,735
Prepaid expenses and other assets	(8,021)	(9,179)	(332)
Accounts payable and accrued expenses	1,473	107,129	4,742
Other assets and liabilities	(8,452)	19,077	(3,285)
Net cash flow provided by operating activities	156,457	321,180	221,656

Cash flows from investing activities:
Additions to property, plant and equipment	(86,670)	(72,908)	(82,720)
Acquisition of businesses, net of cash acquired	(160)	(5,814)	(2,029)
Proceeds from sale of subsidiaries, net of cash disposed	7,001	—	1,001
Proceeds from sale of property, plant and equipment	6,027	7,362	3,640
Other investing activities	(2,340)	(2,530)	(2,018)
Net cash flow used in investing activities	(76,142)	(73,890)	(82,126)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	375,000	—	500,000
Repayments of long-term debt	(300,945)	(57)	(500,177)
Payment of debt extinguishment costs	(10,810)	—	(14,065)
Payment of debt issuance costs	(4,672)	—	(6,701)
Tax withholding on share based awards	(5,001)	(3,623)	(3,852)
Distributions to non-controlling interests	(3,380)	(6,657)	(4,665)
Repurchases of common shares	(113,929)	(43,724)	(59,947)
Net cash flow used in financing activities	(63,737)	(54,061)	(89,407)

Net foreign currency translation adjustment on cash	(307)	4,397	1,344
Increase in cash, cash equivalents and restricted cash	16,271	197,626	51,467
Cash, cash equivalents and restricted cash, beginning of period	375,234	177,608	126,141
Cash, cash equivalents and restricted cash, at end of period	$391,505	$375,234	$177,608
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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 58 manufacturing locations in seven countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
Basis of Presentation
We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of January 2, 2022, and January 3, 2021, and for the years ended January 2, 2022, January 3, 2021, and December 29, 2019.
Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as years. Our 2020 fiscal year, which ended on January 3, 2021, contained 53 weeks of operating results, with the additional week occurring in the fourth quarter.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)," which replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model. This standard applies to all financial assets, including trade receivables. Our current accounts receivable policy is described in detail in Note 1 and uses historical, current and forecasted information to estimate all expected credit losses in our existing account receivable balances. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted and modified retrospective application is required. We adopted the new guidance using a modified retrospective approach as of December 31, 2019, the beginning of fiscal year 2020, and the adoption did not have a material impact on our financial statements and no adjustment was necessary to retained earnings on December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Recent Accounting Pronouncements not yet Adopted
In December 2021, the FASB issued ASU 2021-10, "Government Assistance," which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We are in the process of evaluating this guidance to determine the impact it may have on our financial statements.
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
(b) Translation of consolidated financial statements into U.S. dollars:
These consolidated financial statements are expressed in U.S. dollars. The accounts of the majority of our self-sustaining foreign operations are maintained in functional currencies other than the U.S. dollar. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. For our foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within other (income) expense, net in the consolidated statements of income and comprehensive income. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income for the periods presented.
(c) Cash and cash equivalents:
Cash includes cash equivalents which are short-term highly liquid investments with original maturities of three months or less.
(d) Restricted cash:
Restricted cash includes cash we have placed as collateral for standby letters of credit. The letters of credit guarantee payment to third parties in the event the company is in breach of contract terms as detailed in each letter of credit. As of January 2, 2022, and January 3, 2021, we had standby letters of credit totaling $2.6 million and $2.5 million, respectively. There were no amounts drawn upon these letters of credit as of January 2, 2022, or January 3, 2021.
(e) Accounts receivable:
Our customers are primarily retailers, distributors and contractors. We record an allowance for credit losses at the time that accounts receivable are initially recorded based on the historical write-off experience and the current economic environment as well as our expectations of future economic conditions. We reassess the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within selling, general and administration expenses in the consolidated statements of income and comprehensive income. Generally, we do not require collateral for our accounts receivable.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the respective lease commencement date based on the present value of lease payments over the expected lease term. Since our leases do not specify implicit discount rates, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any initial direct costs and is adjusted for lease incentives and prepaid or accrued rent. The lease term begins on the date when the lessor makes the underlying asset available for use to us, and our expected lease terms include options to extend the lease when it is reasonably certain that we will exercise those options. Lease payments are recognized in the consolidated statements of income and comprehensive income on a straight-line basis over the expected lease term.
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
Goodwill is not amortized, but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analysis and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. In 2021 and 2020, we recorded $59.5 million and $51.5 million, respectively, in impairment charges related to the Architectural reporting unit. See Note 14 for further information. There were no impairment charges recorded against goodwill in 2019.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(j) Intangible assets:
Intangible assets with definite lives include customer relationships, patents, system software development and acquired trademarks and tradenames. Definite lived intangible assets are amortized over their estimated useful lives. Information pertaining to the estimated useful lives of intangible assets is as follows:

Estimated Useful Life
Customer relationships	Over expected relationship period
Patents	Over expected useful life
System software development	Over expected useful life
Acquired trademarks and tradenames	Straight-line over expected useful life
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
We account for uncertain taxes in accordance with ASC 740, "Income Taxes." The initial benefit recognition model follows a two-step approach. First, we evaluate if the tax position is more likely than not of being sustained if audited based solely on the technical merits of the position. Second, we measure the appropriate amount of benefit to recognize. This is calculated as the largest amount of tax benefit that has a greater than 50% likelihood of ultimately being realized upon settlement. Subsequently at each reporting date, the largest amount that has a greater than 50% likelihood of ultimately being realized, based on information available at that date, will be measured and recognized.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of income and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
(l) Employee future benefits:
We maintain defined benefit pension plans. Benefits under the plans were frozen or curtailed at various times in the past. Earnings are charged with the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plans’ expected investment yields, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. Service cost components are recognized within cost of goods sold and non-service cost components are recognized within other (income) expense, net in the consolidated statements of income and comprehensive income. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation or fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members.

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
Restructuring-related costs are presented separately in the consolidated statements of income and comprehensive income whereas non-restructuring severance benefits are charged to cost of goods sold or selling, general and administration expense depending on the nature of the job responsibilities.
(n) Financial instruments:
We have applied a framework consistent with ASC 820, "Fair Value Measurement and Disclosure," and have disclosed all financial assets and liabilities measured at fair value and non-financial assets and liabilities measured at fair value on a non-recurring basis (at least annually).
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
(p) Revenue recognition:
Revenue from the sale of products is recognized when control of the promised goods is transferred to our customers based on the agreed-upon shipping terms, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Volume rebates, expected returns, discounts and other incentives to customers are considered variable consideration and we estimate these amounts based on the expected amount to be provided to customers and reduce the revenues we recognize accordingly. Sales taxes and value added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken possession of our goods are treated as a fulfillment cost and are not considered a separate performance obligation. Shipping and other transportation costs charged to customers are recorded in both revenues and cost of goods sold in the consolidated statements of income and comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(q) Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs within accrued expenses on the consolidated balance sheets, based on historical experience and we periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of period	$4,635	$4,414	$4,270
Additions charged to expense	4,646	6,807	7,142
Deductions	(5,266)	(6,586)	(6,998)
Balance at end of period	$4,015	$4,635	$4,414
(r) Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of income and comprehensive income and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.
(s) Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of income and comprehensive income. Advertising costs were $14.2 million, $10.8 million and $14.2 million in the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
(t) Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of income and comprehensive income. These costs exclude the significant investments in other areas such as advanced automation. Research and development costs were $18.4 million, $17.0 million and $7.2 million in the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
(u) Insurance losses and proceeds:
All involuntary conversions of property, plant and equipment are recorded as losses within loss (gain) on disposal of property, plant and equipment, which is included within selling, general and administration expense in the consolidated statements of income and comprehensive income and as reductions to property, plant and equipment in the consolidated balance sheets. Any subsequent proceeds received for insured losses of property, plant and equipment are also recorded as gains within loss (gain) on disposal of property, plant and equipment, and are classified as cash flows from investing activities in the consolidated statements of cash flows in the period in which the cash is received. Proceeds received for business interruption recoveries are recorded as a reduction to selling, general and administration expense in the consolidated statements of income and comprehensive income and are classified as cash flows from operating activities in the consolidated statements of cash flows in the period in which an acknowledgment from the insurance carrier of settlement or partial settlement of a non-refundable nature has been presented to us.
(v) Equity investments:
We account for investments in affiliates of between 20% and 50% ownership, over which we have significant influence, using the equity method. We record our share of earnings of the affiliate within other income, net of expense, in the consolidated statements of income and comprehensive income and dividends as a reduction of the investment in the affiliate in the consolidated balance sheets when declared.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(w) Segment reporting:
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments that were not aggregated into any reportable segment. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
(x) Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2021, there were no material changes in the methods or policies used to establish estimates and assumptions. Actual results may differ from our estimates.
2. Acquisitions and Divestitures
Acquisitions
On December 4, 2020, we completed the acquisition of a Lowe's Companies, Inc. door fabrication facility in the United States for cash consideration of $3.9 million. During the first quarter of 2021, as a result of the working capital adjustments we paid an additional $0.2 million. The purchase price allocation, net sales, net income (loss) attributable to Masonite and pro forma information for the acquisition are not presented as they were not material for any period presented.
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
Divestitures
On June 14, 2021, we completed the sale of all the capital stock of our Czech business ("Czech") for consideration of $7.0 million, net of cash disposed. The divestiture of this business resulted in a loss on disposal of subsidiaries of $8.6 million, which was recognized in the second quarter of 2021 in the Europe segment. The total charge consisted of $5.1 million relating to the write-off of the net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 56.7% and 53.1% of total accounts receivable as of January 2, 2022, and January 3, 2021, respectively. Our largest customer, The Home Depot, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of January 2, 2022, and January 3, 2021. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either January 2, 2022, or January 3, 2021.
The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of period	$2,809	$1,752	$2,109
Additions charged to expense	242	1,443	78
Deductions	(964)	(386)	(435)
Balance at end of period	$2,087	$2,809	$1,752
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the consolidated balance sheets and are included in cash flows from operating activities in the consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expense within the consolidated statements of income and comprehensive income.
In most countries we pay and collect Value Added Tax ("VAT") when procuring goods and services within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	January 2, 2022	January 3, 2021
Raw materials	$275,269	$191,784
Finished goods	78,324	75,483
Provision for obsolete or aged inventory	(6,117)	(6,305)
Inventories, net	$347,476	$260,962

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of period	$6,305	$7,136	$7,764
Additions charged to expense	3,402	5,150	4,159
Deductions	(3,590)	(5,981)	(4,787)
Balance at end of period	$6,117	$6,305	$7,136
5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	January 2, 2022	January 3, 2021
Land	$22,851	$25,572
Buildings	216,510	215,600
Machinery and equipment	783,913	757,289
Property, plant and equipment, gross	1,023,274	998,461
Accumulated depreciation	(396,477)	(373,335)
Property, plant and equipment, net	$626,797	$625,126
Total depreciation expense was $70.6 million, $68.4 million, and $70.7 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of income and comprehensive income.
6. Leases
The following table summarizes the components of lease expense recorded in the consolidated statements of income and comprehensive income for the periods indicated:

(In thousands)	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Operating lease expense	$47,263	$38,922	$39,025
Finance lease expense
Amortization of leased assets	865	882	649
Interest on lease liabilities	1,443	1,458	1,063
Total lease expense	$49,571	$41,262	$40,737

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes a detail of lease assets and liabilities included in the consolidated balance sheet as of the period indicated:

(In thousands)	January 2, 2022	January 3, 2021
Operating lease right-of-use assets	$176,445	$146,806
Finance lease right-of-use assets (1)	23,931	24,796
Total lease assets, net	$200,376	$171,602

Current portion of operating lease liabilities	$25,551	$22,667
Long-term operating lease liabilities	165,670	136,235
Long-term finance lease liabilities	27,043	26,926
Total lease liabilities	$218,264	$185,828
____________
(1) Net of accumulated amortization of $2.4 million and $1.5 million, as of January 2, 2022, and January 3, 2021, respectively.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases as of the period indicated:

	January 2, 2022	January 3, 2021
Weighted-average remaining lease term (years)
Operating leases	11.8	10.4
Finance leases	27.6	28.6
Weighted-average discount rate (1)
Operating leases	4.1%	4.4%
Finance leases	5.4%	5.4%
____________
(1) Based on the Company's incremental borrowing rate at lease commencement or modification.
As of January 2, 2022, the future minimum lease payments under non-cancelable leases are as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year:
2022	$32,546	$1,365
2023	28,344	1,287
2024	25,829	1,445
2025	22,622	1,488
2026	16,105	1,663
Thereafter	125,751	49,831
Total minimum lease payments	251,197	57,079
Less imputed interest	(59,976)	(30,036)
Present value of future lease payments	$191,221	$27,043
As of January 2, 2022, we had no additional undiscounted commitments for operating leases that had not yet commenced.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
December 29, 2019	$6,590	$66,602	$111,000	$184,192
Goodwill from 2020 acquisitions	3,132	—	—	3,132
Goodwill impairment	—	—	(51,515)	(51,515)
Foreign exchange fluctuations	8	2,837	38	2,883
January 3, 2021	9,730	69,439	59,523	138,692
Measurement period adjustment	160	—	—	160
Goodwill related to 2021 divestiture	—	(1,395)	—	(1,395)
Goodwill impairment	—	—	(59,526)	(59,526)
Foreign exchange fluctuations	3	(835)	3	(829)
January 2, 2022	$9,893	$67,209	$—	$77,102
Gross goodwill before cumulative impairment charges in the Architectural reporting unit was $111.0 million as of January 2, 2022, January 3, 2021, and December 29, 2019. In the third quarter of 2020, we determined the continued decreased demand in the Architectural door market due to the impact of COVID-19 in the current year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural reporting unit. A goodwill impairment charge of $51.5 million was recorded to selling, general and administration expenses. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $111.0 million to $59.5 million. See Note 14 for further information.
We performed an annual qualitative impairment test of each of our reporting units during the fourth quarter of 2021. As a result of manufacturing constraints in the Architectural reporting unit in the current year due to COVID-19 related absenteeism, material availability and production challenges, a goodwill impairment charge of $59.5 million was recorded to selling, general and administration expenses. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $59.5 million to zero. See Note 14 for further information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	January 2, 2022			January 3, 2021
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$176,779	$(132,840)	$43,939	$178,078	$(119,689)	$58,389
Patents	34,438	(28,148)	6,290	33,573	(26,211)	7,362
Software	36,354	(33,281)	3,073	35,620	(33,041)	2,579
Trademarks and tradenames	34,210	(14,063)	20,147	34,604	(10,862)	23,742
Other	94	(94)	—	966	(964)	2
Total definite life intangible assets	281,875	(208,426)	73,449	282,841	(190,767)	92,074
Indefinite life intangible assets:
Trademarks and tradenames	77,038	—	77,038	77,318	—	77,318
Total intangible assets	$358,913	$(208,426)	$150,487	$360,159	$(190,767)	$169,392
Amortization of intangible assets was $20.2 million, $22.2 million and $28.2 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of income and comprehensive income.
The estimated future amortization of intangible assets with definite lives as of January 2, 2022, is as follows:

(In thousands)
Fiscal year:
2022	$16,594
2023	15,099
2024	13,521
2025	11,318
2026	7,957
8. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	January 2, 2022	January 3, 2021
Accrued payroll	$66,048	$86,517
Accrued rebates	51,200	49,531
Current portion of operating lease liabilities	25,551	22,667
Accrued interest	17,125	16,435
Accrued legal settlement	—	40,000
Other accruals	77,376	62,566
Total accrued expenses	$237,300	$277,716

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Long-Term Debt

(In thousands)	January 2, 2022	January 3, 2021
3.50% senior unsecured notes due 2030	$375,000	$—
5.375% senior unsecured notes due 2028	500,000	500,000
5.750% senior unsecured notes due 2026	—	300,000
Debt issuance costs	(9,279)	(8,694)
Other long-term debt	—	936
Total long-term debt	$865,721	$792,242
Interest expense on our long-term debt was $43.9 million, $45.5 million and $46.1 million for years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively, and primarily related to our consolidated indebtedness under senior unsecured notes. Debt issuance costs incurred in connection with the 2028 Notes and the 2026 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. Additionally, we pay interest on any outstanding principal under our ABL Facility and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and are due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.3 million after deducting $4.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes, in whole or in part, at any time, at the applicable redemption prices specified under the indenture governing the 2030 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control, we must offer to repurchase all of the 2030 Notes at a purchase price of 101.00% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of January 2, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Obligations under the 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2023, at the applicable redemption prices specified under the indenture governing the 2028 Notes, plus accrued and unpaid interest, if any, to the date of redemption. If we experience certain changes of control or consummate certain asset sales and do not reinvest the net proceeds, we must offer to repurchase all of the 2028 Notes at a purchase price of 101.00% (in the case of changes in control) or 100.00% (in the case of asset sales) of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 2, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
5.750% Senior Notes due 2026
On August 27, 2018, we issued $300.0 million aggregate principal senior unsecured notes (the "2026 Notes"). The 2026 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Notes were issued without registration rights and are not listed on any securities exchange. The 2026 Notes bore interest at 5.75% per annum, payable in cash semiannually in arrears on March 15 and September 15 of each year and were originally due September 15, 2026. The 2026 notes were issued at par. We received net proceeds of $295.7 million after deducting $4.3 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and were accreted to interest expense over the term of the 2026 Notes using the effective interest method.
Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and was recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of income and comprehensive income in 2021. Additionally, the cash payment of interest accrued to, but not including, the redemption date was accelerated to the redemption date.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 2, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $219.5 million under our ABL Facility and there were no amounts outstanding as of January 2, 2022.
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
Antitrust Class Action Proceedings - United States
During the year ended January 3, 2021, we recorded a legal reserve of $40.55 million in selling, general and administration expenses within the consolidated statements of income and comprehensive income related to the settlement of two putative class action antitrust cases pending in the Eastern District of Virginia. The settlements were paid and the cases were dismissed in 2021.
Antitrust Class Action Proceedings - Canada
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
Also, on October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. On January 15, 2021, the plaintiff advised that they would be filing a motion to amend the complaint seeking to replace the named representative plaintiff and to amend the alleged conspiracy period, which was subsequently granted by the Federal Court on February 12, 2021. This proceeding is at an early stage. The plaintiff served its certification record on March 31, 2021. The parties are conferring regarding a narrowing of issues and with respect to a mutually agreeable timeline of steps leading up to the plaintiff's certification motion. The parties have written to the Federal Court advising that the parties do not yet propose to set a timetable of steps leading to the certification motion and requesting that the parties be permitted to provide a further update to the Federal Court by May

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
30, 2022. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
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
Contract assets are represented by our trade accounts receivable balances on the consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of January 2, 2022, or January 3, 2021. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the years ended January 2, 2022, January 3, 2021, or December 29, 2019.
12. Share Based Compensation Plans
Share-based compensation expense was $16.0 million, $19.4 million and $10.0 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. As of January 2, 2022, the total remaining unrecognized compensation expense related to share based compensation amounted to $16.8 million, which will be amortized over the weighted average remaining requisite service period of 1.3 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a straight-line approach, depending on the terms of the individual award, and is classified within selling, general and administration expenses in the consolidated statements of income and comprehensive income. All forfeitures are accounted for as they occur. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
Equity Incentive Plan
On March 10, 2021, the Board of Directors adopted the Masonite International Corporation 2021 Omnibus Incentive Equity Plan (the "2021 Equity Plan"), which was approved by our shareholders at the Annual General Meeting of Shareholders on May 13, 2021. The 2021 Equity Plan is effective for ten years from the date of approval. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The 2021 Equity Plan and 2012 Plan ("the Plans") were adopted because the Board of Directors believes awards granted will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The Plans permits us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The Plans are effective for ten years from the date of its adoption. Awards granted under the Plans are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the Plans in the form of a performance award. The Plans may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. As of January 2, 2022, there were 1,543,781 shares of common stock available for future issuance under the 2021 Equity Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of January 2, 2022, the liability and asset relating to deferred compensation had a fair value of $8.9 million and $9.0 million, respectively. As of January 3, 2021, the liability and asset relating to deferred compensation had a fair value of $6.9 million and $6.7 million, respectively. Any gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of income and comprehensive income.
As of January 2, 2022, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan.
Stock Appreciation Rights
We have granted Stock Appreciation Rights ("SARs") to certain employees, which entitle the recipient to the appreciation in value of a number of common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of four years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest.
The total fair value of SARs vested was $0.8 million, $1.0 million and $1.1 million, in the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

Twelve Months Ended January 2, 2022	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	207,094	$7,409	$62.56	7.5
Granted	28,707		107.68
Exercised	(69,223)	4,305	57.79
Forfeited	(7,853)		82.76
Outstanding, end of period	158,725	$7,324	$71.81	7.5

Exercisable, end of period	81,474	$4,451	$63.32	6.9

Twelve Months Ended January 3, 2021	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	404,447	$7,615	$53.62	4.7
Granted	32,435		83.39
Exercised	(209,793)	7,033	48.59
Forfeited	(19,995)		62.10
Outstanding, end of period	207,094	$7,409	$62.56	7.5

Exercisable, end of period	94,883	$3,736	$58.97	6.4

Twelve Months Ended December 29, 2019	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	514,313	$7,254	$39.01	4.6
Granted	111,230		57.29
Exercised	(212,767)	9,379	19.68
Forfeited	(8,329)		67.24
Outstanding, end of period	404,447	$7,615	$53.62	4.7

Exercisable, end of period	230,440	$5,675	$47.92	2.5
The value of SARs granted in the year ended January 2, 2022, as determined using the Black-Scholes-Merton valuation model, was $0.8 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2021 Grants	2020 Grants	2019 Grants
SAR value (model conclusion)	$28.08	$20.56	$12.26
Risk-free rate	0.8%	1.2%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	25.2%	22.6%	21.9%
Expected term (years)	6.0	6.0	6.0
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

	Year Ended
	January 2, 2022		January 3, 2021		December 29, 2019
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	488,057	$68.15	523,207	$59.58	429,027	$66.03
Granted	202,268	110.50	218,943	79.71	303,740	56.31
Performance adjustment (1)	14,474	63.05	(59,936)	67.50	(21,953)	57.51
Delivered	(176,915)	66.40	(115,340)	60.30	(120,982)	62.03
Withheld to cover (2)	(33,989)		(16,234)		(20,024)
Forfeited	(51,789)	80.81	(62,583)	53.80	(46,601)	63.62
Outstanding, end of period	442,106	$87.24	488,057	$68.15	523,207	$59.58
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
Approximately two-thirds of the RSUs granted during the year ended January 2, 2022, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the year ended January 2, 2022, was $22.4 million and is being recognized over the weighted average requisite service period of 2.2 years. During the year ended January 2, 2022, there were 210,904 RSUs vested at a fair value of $13.8 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In May 2021, we initiated further actions to improve overall business performance including the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities, which resulted in the closure of one existing stile and rail facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and continued through 2021. As of January 2, 2022, we do not expect to incur any material future charges related to the 2021 Plan.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and continued through 2021. As of January 2, 2022, we do not expect to incur any material future charges related to the 2020 Plan.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and continued through 2021. Additionally, the plan to divest non-core assets was determined to be a triggering event requiring a test of the carrying value of the definite-lived assets relating to the divestitures, as further described in Note 14. In the fourth quarter of 2019, we initiated additional restructuring actions related to both manufacturing capacity and reduction of our overhead and selling, general and administration workforce. As of January 2, 2022, we do not expect to incur any material future charges related to the 2019 Plan.
During the fourth quarter of 2018, we began implementing a plan to reorganize and consolidate certain aspects of our United Kingdom head office function and optimize our portfolio by divesting non-core assets to enable more effective and consistent business processes in the Europe segment. In addition, in the North American Residential segment we announced a new facility that will optimize and expand capacity through increased automation, which resulted in the closure of one existing facility and related headcount reductions beginning in the second quarter of 2019 (collectively, the "2018 Plan"). Costs associated with the 2018 Plan included severance, retention and closure charges and continued throughout 2019. As of January 2, 2022, we do not expect to incur any material future charges related to the 2018 Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,666	$—	$1,666
2020 Plan	23	—	3,499	23	3,545
2019 Plan	(172)	—	—	528	356
Total Restructuring Costs	$(149)	$—	$5,165	$551	$5,567

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2020 Plan	$29	$—	$1,733	$—	$1,762
2019 Plan	3,863	(37)	1,165	1,048	6,039
2018 Plan	435	—	—	—	435
Total Restructuring Costs	$4,327	$(37)	$2,898	$1,048	$8,236

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2019 Plan	$5,459	$396	$506	$1,019	$7,380
2018 Plan	1,470	926	—	—	2,396
Total Restructuring Costs	$6,929	$1,322	$506	$1,019	$9,776

	Cumulative Amount Incurred Through
	January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,666	$—	$1,666
2020 Plan	52	—	5,232	23	5,307
2019 Plan	9,150	359	1,671	2,595	13,775
2018 Plan	2,180	2,275	—	—	4,455
Total Restructuring Costs	$11,382	$2,634	$8,569	$2,618	$25,203
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	January 2, 2022
2021 Plan	$—	$513	$1,153	$(1,641)	$25
2020 Plan	1,492	264	3,281	(5,015)	22
2019 Plan	291	175	181	(645)	2
Total	$1,783	$952	$4,615	$(7,301)	$49

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	January 3, 2021
2020 Plan	$—	$1,506	$256	$(270)	$1,492
2019 Plan	1,535	1,752	4,287	(7,283)	291
2018 Plan	—	163	272	(435)	—
Total	$1,535	$3,421	$4,815	$(7,988)	$1,783

(In thousands)	December 30, 2018	Severance	Closure Costs	Cash Payments	December 29, 2019
2019 Plan	$—	$5,100	$2,280	$(5,845)	$1,535
2018 Plan	596	1,995	401	(2,992)	—
Other	58	—	—	(58)	—
Total	$654	$7,095	$2,681	$(8,895)	$1,535
14. Asset Impairment
During the year ended January 2, 2022, we recognized asset impairment charges of $69.9 million, of which $59.5 million related to a goodwill impairment charge in the Architectural reporting unit as a result of manufacturing constraints in the current year due to COVID-19 related absenteeism, material availability and production challenges and $10.4 million related to assets in the Architectural segment and an asset in the Corporate & Other category as a result of announced plant closures under the 2021 and 2020 Plans. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $59.5 million. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $59.5 million to zero. The $10.4 million asset impairment charge was determined based upon the excess of the carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the assets. The fair value of the assets was determined to be $6.3 million, compared to a book value of $16.7 million, with the difference representing the asset impairment charges recorded in the consolidated statements of income and comprehensive income.
During the year ended January 3, 2021, we recognized asset impairment charges of $51.5 million related to the Architectural reporting unit, as a result of continued decreased demand in the Architectural door market due to the impact of COVID-19 in the current year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural unit. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $51.5 million. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value. The fair value of the reporting unit was determined to be $59.5 million, compared to a book value of $111.0 million, with the difference representing the asset impairment charge recorded in the consolidated statements of income and comprehensive income.
During the year ended December 29, 2019, we recognized asset impairment charges of $13.8 million related to two asset groups in the North American Residential segment, as a result of announced plant closures under the 2019 Plan. This amount was determined based upon the excess of the asset groups' carrying values of property, plant and equipment and operating lease right-of-use assets over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the asset groups. The fair value of the asset group was determined to be $9.4 million, solely based upon the market value of the property, plant and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
equipment, compared to a book value of $23.2 million, with the difference representing the asset impairment charge recorded in the consolidated statements of income and comprehensive income.
15. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Income before income tax expense:
Canada	$44,935	$54,355	$21,345
Foreign	99,031	47,945	45,003
Total income before income tax expense	$143,966	$102,300	$66,348
Income tax expense for income taxes consists of the following:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Current income tax expense:
Canada	$9,392	$8,283	$7,600
Foreign	30,499	30,413	6,417
Total current income tax expense:	39,891	38,696	14,017

Deferred income tax (benefit) expense:
Canada	3,626	(235)	1,497
Foreign	1,255	(9,850)	1,795
Total deferred income tax (benefit) expense:	4,881	(10,085)	3,292
Income tax expense	$44,772	$28,611	$17,309

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Canadian statutory rate is 26.5%, 26.5% and 26.7% for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. A summary of the differences between expected income tax expense calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) is as follows:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Income tax expense computed at statutory income tax rate	$38,137	$27,130	$17,702
Foreign rate differential	(12,370)	(4,900)	(4,503)
Permanent differences	3,843	(1,286)	1,195
Disposal of subsidiaries	1,651	493	2,751
Income attributable to a permanent establishment	2,608	2,253	148
Change in valuation allowance	1,569	(9,271)	(1,463)
Tax exempt income	—	—	(2,451)
Income tax credits	(5,591)	(1,831)	(1,869)
Change in tax rate (1)	2,706	883	267
Goodwill impairment	11,296	7,965	—
Limitation on executive compensation	1,904	2,209	773
Withholding and other taxes	1,761	2,435	2,006
Nondeductible interest	—	1,714	4,814
Other (1)	(2,742)	817	(2,061)
Income tax expense	$44,772	$28,611	$17,309
____________
(1) Prior year amounts have been reclassified to conform to the current year presentation. There were no impacts at the consolidated level.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Deferred tax assets:
Non-capital loss carryforwards	$11,142	$13,860
Capital loss carryforwards	6,740	9,375
Deferred interest expense	12,518	6,845
Pension and post-retirement liability	177	679
Accruals and reserves currently not deductible for tax purposes	18,208	31,378
Share based compensation	4,456	4,630
Income tax credits	5,466	5,083
Lease right-of-use assets	57,735	48,467
Other	1,142	668
Total deferred tax assets	117,584	120,985
Valuation allowance	(10,286)	(5,970)
Total deferred tax assets, net of valuation allowance	107,298	115,015
Deferred tax liabilities:
Plant and equipment	(77,807)	(79,208)
Intangibles	(23,147)	(26,866)
Basis difference in subsidiaries	(7,488)	(7,354)
Unrealized foreign exchange gain	(287)	(1,534)
Lease liabilities	(52,955)	(44,673)
Other	(2,786)	(3,122)
Total deferred tax liabilities	(164,470)	(162,757)
Net deferred tax liability	$(57,172)	$(47,742)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of January 2, 2022, and January 3, 2021, a valuation allowance of $10.3 million and $6.0 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from net operating loss carryforwards and other assets in Costa Rica and the United Kingdom.
The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of period	$5,970	$15,569	$16,373
Additions charged to expense and other	4,473	851	2,863
Deductions	(157)	(10,450)	(3,667)
Balance at end of period	$10,286	$5,970	$15,569
The losses carried forward for tax purposes are available to reduce future taxable income by $33.7 million. We can apply these losses against future taxable income based on the period of expiration as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	Canada	Other Foreign	Total
2022-2027	$—	$3,213	$3,213
2028-2042	21,520	—	21,520
Indefinitely	—	8,988	8,988
Total tax losses carried forward	$21,520	$12,201	$33,721
We believe that it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized. In recognition of this risk, we have provided valuation allowances of $1.3 million on these gross net operating loss carryforwards. If or when recognized, the tax benefit related to any reversal of the valuation allowance on deferred tax assets as of January 2, 2022, will be accounted for as a reduction of income tax expense.
We have outside basis differences, including undistributed earnings in our foreign subsidiaries. For those subsidiaries in which we are considered to be indefinitely reinvested, no provision for Canadian income or local country withholding taxes has been recorded. Upon reversal of the outside basis difference and/or repatriation of those earnings, in the form of dividends or otherwise, we may be subject to both Canadian income taxes and withholding taxes payable to the various foreign countries. For those subsidiaries where the earnings are not considered indefinitely reinvested, taxes have been accrued. The determination of the unrecorded deferred tax liability for temporary differences related to investments in foreign subsidiaries that are considered to be indefinitely reinvested is not considered practicable.
As of January 2, 2022, and January 3, 2021, our unrecognized tax benefits were $7.6 million and $8.1 million, respectively, excluding interest and penalties. The unrecognized tax benefits would favorably impact the effective tax rate if the tax benefits were recognized. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Unrecognized tax benefit at beginning of period	$8,108	$8,156	$9,084
Gross increases in tax positions in current period	103	62	46
Gross decreases in tax positions in prior period	(108)	(110)	(973)
Gross increases in tax positions in prior period	—	1	—
Lapse of statute of limitations	(511)	(1)	(1)
Unrecognized tax benefit at end of period	$7,592	$8,108	$8,156
We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended January 2, 2022, January 3, 2021, and December 29, 2019, we recorded accrued interest of $0.4 million, $0.6 million and $0.3 million, respectively. Additionally, we have recognized a liability for accumulated penalties of $0.3 million, $0.3 million and $0.4 million, and accumulated interest of $2.8 million, $3.1 million and $2.9 million, respectively. The interest and penalties accrued related to unrecognized tax benefits would also favorably impact the effective tax rate if those benefits were recognized.
We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.
We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of January 2, 2022, the 2016 and 2017 tax years are subject to Canadian income tax examination. We are no longer subject to U.S. federal tax examinations for years prior to 2018. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2018, those attributes can still be audited when utilized on returns subject to audit. In state and local jurisdictions, we are no longer subject to income tax examination for years prior to 2015.

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

	Year Ended
(In thousands, except share and per share information)	January 2, 2022	January 3, 2021	December 29, 2019
Net income attributable to Masonite	$94,501	$69,037	$44,602

Shares used in computing basic earnings per share	24,176,846	24,569,727	25,130,027
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	385,687	373,451	322,695
Shares used in computing diluted earnings per share	24,562,533	24,943,178	25,452,722

Basic earnings per common share attributable to Masonite	$3.91	$2.81	$1.77
Diluted earnings per common share attributable to Masonite	$3.85	$2.77	$1.75

Anti-dilutive instruments excluded from diluted earnings per common share	28,707	215,563	295,879
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2030 Notes, 2028 Notes and 2026 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,955,424	$342,172	$303,078	$20,014	$2,620,688
Intersegment sales	(2,526)	(7,640)	(13,602)	—	(23,768)
Net sales to external customers	$1,952,898	$334,532	$289,476	$20,014	$2,596,920

Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606
Depreciation and amortization	39,504	23,825	14,620	14,033	91,982
Interest expense, net	—	—	—	46,123	46,123
Income tax expense	—	—	—	44,772	44,772

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,640,323	$260,834	$358,049	$19,947	$2,279,153
Intersegment sales	(2,204)	(2,721)	(17,153)	—	(22,078)
Net sales to external customers	$1,638,119	$258,113	$340,896	$19,947	$2,257,075

Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
Depreciation and amortization	37,705	23,732	17,735	12,601	91,773
Interest expense, net	—	—	—	46,807	46,807
Income tax expense	—	—	—	28,611	28,611

	Year Ended December 29, 2019
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,469,194	$323,137	$380,300	$23,941	$2,196,572
Intersegment sales	(3,386)	(1,506)	(14,997)	—	(19,889)
Net sales to external customers	$1,465,808	$321,631	$365,303	$23,941	$2,176,683

Adjusted EBITDA	$232,512	$46,219	$40,470	$(35,817)	$283,384
Depreciation and amortization	37,689	26,257	19,705	16,198	99,849
Interest expense, net	—	—	—	46,489	46,489
Income tax benefit	—	—	—	17,309	17,309

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of our consolidated Adjusted EBITDA to net income attributable to Masonite is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net income attributable to Masonite	$94,501	$69,037	$44,602
Plus:
Depreciation	70,641	68,350	70,736
Amortization	21,341	23,423	29,113
Share based compensation expense	15,959	19,423	10,023
Loss on disposal of property, plant and equipment	1,316	6,234	6,396
Restructuring costs	5,567	8,236	9,776
Asset impairment	69,900	51,515	13,767
Loss on disposal of subsidiaries	8,590	2,091	14,260
Interest expense, net	46,123	46,807	46,489
Loss on extinguishment of debt	13,583	—	14,523
Other (income) expense, net	15,620	(5,217)	1,953
Income tax expense	44,772	28,611	17,309
Other items (1)	—	40,550	—
Net income attributable to non-controlling interest	4,693	4,652	4,437
Adjusted EBITDA	$412,606	$363,712	$283,384
____________
(1) Other items not part of our underlying business performance include $40,550 in legal reserves related to the settlement of U.S. class action litigation in the year ended January 3, 2021, and were recorded in selling, general and administration expenses within the consolidated statements of income and comprehensive income. Refer to Note 10. Commitments and Contingencies for additional information.
We derive revenues from two major product lines: interior and exterior products. We do not review or analyze our two major product lines below net sales. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net sales to external customers:
Interior products	$1,654,379	$1,479,196	$1,427,459
Exterior products	813,605	647,241	628,301
Components	128,936	130,638	120,923
Total	$2,596,920	$2,257,075	$2,176,683

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net sales to external customers from facilities in:
United States	$1,776,180	$1,595,398	$1,483,697
Canada	364,179	319,937	304,497
United Kingdom	300,008	218,382	281,888
Other	156,553	123,358	106,601
Total	$2,596,920	$2,257,075	$2,176,683
In the years ended January 2, 2022, January 3, 2021, and December 29, 2019, net sales to The Home Depot, Inc., were $491.5 million, $411.1 million and $372.4 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.
Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment is as follows as of the dates indicated:

(In thousands)	January 2, 2022	January 3, 2021
United States	$413,289	$403,126
Canada	50,187	61,201
Other	163,321	160,799
Total	$626,797	$625,126
18. Employee Future Benefits
United States Defined Benefit Pension Plan
We have a defined benefit pension plan covering certain active and former employees in the United States ("U.S."). Benefits under the plan were frozen at various times in the past. On December 9, 2020, the Board of Directors approved a resolution to terminate the defined benefit pension plan and we initiated the process to terminate and annuitize the plan, which continued into 2021. During the fourth quarter of 2021, we completed balance sheet risk mitigation actions related to the U.S. pension plan and terminated the plan. In connection with the plan termination, we settled all future obligations under the U.S. defined benefit pension plan through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations to a third-party insurance company under a group annuity contract, which resulted in the settlement of liabilities to affected participants. As a result of these actions, we recognized a pre-tax pension settlement charge of $23.3 million in the fourth quarter of 2021, primarily comprised of the recognition of past actuarial losses. This charge is recorded within other (income) expense, net in the consolidated statements of income and comprehensive income. The measurement date used for the accounting valuation of the defined benefit pension plan was January 2, 2022. Information about the U.S. defined benefit pension plan is as follows for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Components of net periodic benefit cost:
Service cost	$331	$309	$548
Interest cost	1,516	2,183	3,423
Expected return on assets	(2,953)	(5,328)	(5,723)
Amortization of actuarial net losses	1,047	662	1,521
Settlement loss	23,343	—	5,651
Net pension expense (benefit)	$23,284	$(2,174)	$5,420
During the fourth quarter of 2019, the plan purchased annuity contracts to settle liabilities for certain fully vested participants associated with benefits arising under the plan. Payments related to this offer were made from existing plan assets to settle the liabilities. As a result, total lump sum payments exceeded annual service and interest costs in 2019, and we recognized a pre-tax pension settlement charge of $5.7 million in the fourth quarter of 2019. This charge is recorded within other (income) expense, net in the consolidated statements of income and comprehensive income.
Information with respect to the assets, liabilities and net plan assets of the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Pension assets:
Fair value of plan assets, beginning of year	$86,464	$79,422
Company contributions	5,550	1,250
Actual return on plan assets	(2,347)	10,113
Plan settlements	(84,573)	—
Benefits paid	(3,711)	(3,965)
Administrative expenses paid	(1,383)	(356)
Fair value of plan assets, end of year	—	86,464
Pension liability:
Accrued benefit obligation, beginning of year	85,330	78,557
Current service cost	331	309
Interest cost	1,516	2,183
Plan settlements	(84,573)	—
Actuarial loss	2,490	8,602
Benefits paid	(3,711)	(3,965)
Administrative expenses paid	(1,383)	(356)
Accrued benefit obligation, end of year	—	85,330
Net plan assets, end of year	$—	$1,134

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts deferred in accumulated other comprehensive loss ("AOCL") is set forth for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Net actuarial loss	$—	$16,585
Prior service cost	—	15
Total amount recognized in AOCL, pre-tax	$—	$16,600
A reconciliation of the change in AOCL is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Net actuarial loss (gain)	$7,790	$3,817
Amortization of:
Curtailment recognition of prior service cost	(15)	(9)
Settlement recognition of net loss	(24,375)	(653)
Change in AOCL, pre-tax	$(16,600)	$3,155
The net plan assets were recorded within other assets in the consolidated balance sheets. Pension fund assets were invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash was adjusted based on the expected life of the plan and the expected retirement age of the plan participants. Information with respect to the amounts and types of securities that are held in the U.S. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
	January 2, 2022		January 3, 2021
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$—	—%	$—	—%
Debt securities	—	—%	86,464	100.0%
Other	—	—%	—	—%
	$—	—%	$86,464	100.0%
Under the Plan's investment policy statement, plan assets are invested to achieve a fully-funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. As a result of recent market gains and the U.S. defined benefit pension plan's funded status, the investment strategy was changed in 2020 to match expected outflows. Our pension funds were not invested directly in the debt or equity of Masonite, but may have been invested indirectly as a result of inclusion of Masonite in certain market or investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs prior to termination were as follows for the periods indicated:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Discount rate applied for:
Accrued benefit obligation	2.4%	2.4%	3.3%
Net periodic pension cost	2.4%	3.3%	4.3%
Expected long-term rate of return on plan assets	3.5%	3.5%	6.8%
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
United Kingdom Defined Benefit Pension Plan
We also have a defined benefit pension plan in the United Kingdom ("U.K."), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. defined benefit pension plan was January 2, 2022. Information about the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Components of net periodic benefit cost:
Interest cost	$366	$536	$685
Expected return on assets	(1,292)	(1,021)	(948)
Amortization of actuarial net losses	289	340	246
Settlement loss	—	127	—
Net pension benefit	$(637)	$(18)	$(17)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Information with respect to the assets, liabilities and net plan assets (accrued benefit obligation) of the U.K. defined benefit pension plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Pension assets:
Fair value of plan assets, beginning of year	$31,222	$26,748
Company contributions	1,376	769
Actual return on plan assets	2,159	4,132
Benefits paid	(919)	(915)
Plan settlements	—	(838)
Translation adjustment	(449)	1,326
Fair value of plan assets, end of year	33,389	31,222
Pension liability
Accrued benefit obligation, beginning of year	35,394	32,601
Interest cost	366	536
Actuarial (gain) loss	(1,431)	2,553
Benefits paid	(919)	(915)
Plan settlements	—	(838)
Translation adjustment	(408)	1,457
Accrued benefit obligation, end of year	33,002	35,394
Net plan assets (accrued benefit obligation), end of year	$387	$(4,172)
There were $1.4 million of actuarial gains during fiscal year 2021 primarily as a result of a change in the discount rate from 1.27% to 1.83%. There were no material changes to any other key assumptions nor was there a significant demographic gain or loss.
Amounts deferred in AOCL is set forth for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Net actuarial loss	$2,794	$5,372
Prior service cost	518	549
Total amount recognized in AOCL, pre-tax	$3,312	$5,921
A reconciliation of the change in AOCL is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Net actuarial (gain) loss	$(2,298)	$(557)
Amortization of:
Prior service cost	(25)	(23)
Net actuarial loss from prior years	(264)	(444)
Translation adjustment	(22)	218
Change in AOCL, pre-tax	$(2,609)	$(806)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net plan assets are recorded within other assets in the consolidated balance sheets. Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. Information with respect to the amounts and types of securities that are held in the U.K. defined benefit pension plan is set forth as follows for the periods indicated:

	Year Ended
	January 2, 2022		January 3, 2021
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$8,327	24.9%	$11,905	38.1%
Debt securities	—	—%	—	—%
Other	25,062	75.1%	19,317	61.9%
	$33,389	100.0%	$31,222	100.0%
Under the Plan's investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. defined benefit pension plan for 2021 is 75% other securities and 25% equity securities. Other securities represent investments that are primarily invested in a mixture of debt and equity securities.
The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Discount rate applied for:
Accrued benefit obligation	1.8%	1.3%	1.9%
Net periodic pension cost	1.0%	1.0%	1.7%
Expected long-term rate of return on plan assets	4.1%	4.1%	3.9%
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 2, 2022, the estimated future benefit payments from the U.K. defined benefit pension plans for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2022	$1,111
2023	1,076
2024	1,178
2025	1,264
2026	1,219
2027 through 2031	7,025
Total estimated future benefit payments	$12,873
Expected contributions to the U.K. defined benefit pension plan during 2022 are $2.2 million.
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
The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive income (loss) within the consolidated statements of income and comprehensive income and the balance of such changes is included in AOCL in the consolidated balance sheets.
Defined Contribution Benefit Plans
We have defined contribution benefit plans covering certain U.S. and foreign subsidiary employees subject to eligibility requirements set up in accordance with local statutory requirements. Contributions made to these plans were $15.6 million, $13.7 million and $12.4 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Accumulated Other Comprehensive Loss and Other Comprehensive Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Accumulated foreign exchange losses, beginning of period	$(93,684)	$(113,336)	$(129,930)
Foreign currency translation (loss) gain	(6,719)	17,566	14,544
Income tax benefit on foreign currency translation (loss) gain	6	17	25
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	3,544	2,254	2,368
Less: foreign exchange gain attributable to non-controlling interest	66	185	343
Accumulated foreign exchange losses, end of period	(96,919)	(93,684)	(113,336)

Accumulated pension and other post-retirement adjustments, beginning of period	(18,379)	(16,833)	(22,989)
Pension and other post-retirement adjustments	2,250	(3,163)	962
Income tax (expense) benefit on pension and other post-retirement adjustments	(437)	851	(347)
Amortization of actuarial net losses	1,336	1,002	1,798
Income tax expense on amortization of actuarial net losses	(258)	(236)	(442)
Pension settlement charges	15,654	—	5,651
Income tax expense on pension settlement charges	(4,829)	—	(1,466)
Accumulated pension and other post-retirement adjustments, end of period	(4,663)	(18,379)	(16,833)

Accumulated other comprehensive loss	$(101,582)	$(112,063)	$(130,169)

Other comprehensive income, net of tax:	$10,547	$18,291	$23,093
Less: other comprehensive income attributable to non-controlling interest	66	185	343
Other comprehensive income attributable to Masonite	$10,481	$18,106	$22,750
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the years ended January 2, 2022, and January 3, 2021, in the consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the consolidated statements of income and comprehensive income. Pension settlement charges are reclassified out of accumulated other comprehensive loss into other (income) expense, net, in the consolidated statements of income and comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended January 2, 2022, were $6.7 million, primarily driven by weakening of the Euro, the Pound Sterling, the Malaysian Ringgit and the Mexican Peso, partially offset by strengthening of the Canadian Dollar in comparison to the U.S. Dollar during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Transactions involving cash:
Interest paid	$42,703	$45,380	$44,388
Interest received	250	1,110	2,064
Income taxes paid	40,506	24,336	14,809
Income tax refunds	875	805	1,713
Cash paid for operating lease liabilities	29,886	29,943	24,522
Cash paid for finance lease liabilities	1,470	1,393	528
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	49,703	51,381	36,774
Non-cash transactions from investing and financing activities:
Right-of-use assets acquired under finance leases	—	—	26,326
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	January 2, 2022	January 3, 2021
Cash and cash equivalents	$381,395	$364,674
Restricted cash	10,110	10,560
Total cash, cash equivalents and restricted cash	$391,505	$375,234
Property, plant and equipment additions in accounts payable were $10.7 million and $5.6 million as of January 2, 2022, and January 3, 2021, respectively.
During the fourth quarter of 2018, we provided debt financing to a distribution company via an interest-bearing note that is scheduled to mature in 2028. The interest-bearing note receivable is carried at amortized cost, with the interest payable in kind at the election of the borrower. This transaction is recorded as a component of other assets on the consolidated balance sheets.
21. Variable Interest Entity
As of January 2, 2022, and January 3, 2021, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	January 2, 2022	January 3, 2021
Current assets	$9,057	$6,411
Property, plant and equipment, net	8,573	8,295
Long-term deferred income taxes	1,023	2,431
Other assets	4,202	3,973
Current liabilities	(3,895)	(3,139)
Other long-term liabilities	(139)	(393)
Non-controlling interest	(3,803)	(2,073)
Net assets of the VIE consolidated by Masonite	$15,018	$15,505
Current assets include $4.9 million and $2.4 million of cash and cash equivalents as of January 2, 2022, and January 3, 2021, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
22. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	January 2, 2022		January 3, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$373,238	$370,593	$—	$—
5.375% senior unsecured notes due 2028	526,730	495,128	536	494
5.750% senior unsecured notes due 2026	—	—	316	297
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. Subsequent Events
On February 21, 2022, the Company's Board of Directors approved a new share repurchase program allowing the Company to repurchase up to an additional $200.0 million of its outstanding common shares. The new $200.0 million authorization is in addition to the four previously authorized share repurchase authorizations. In addition, the Company announced that its Board of Directors has authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company intends to enter into an ASR transaction during the first quarter of 2022 for the repurchase of $100.0 million of its outstanding common shares.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2022, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2022.
The effectiveness of our internal control over financial reporting as of January 2, 2022, has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included below, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 2, 2022. See "Report of Independent Registered Public Accounting Firm" below.
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
We have audited Masonite International Corporation’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Masonite International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Masonite International Corporation as of January 2, 2022 and January 3, 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended January 2, 2022, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Tampa, Florida
February 24, 2022

Item 9B. Other Information
Annual Meeting and Record Date. The Board of Directors has set the date of the 2022 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held on May 12, 2022, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 14, 2022.
Departure of Officer. On February 23, 2022, it was decided that Robert E. Lewis, Senior Vice President, General Counsel and Corporate Secretary of the Company, would leave the Company’s employment effective on April 7, 2022.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2022 Annual General Meeting of Shareholders (the "2022 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Delinquent Section 16(a) Reports," "Corporate Governance; Board and Committee Matters—Corporate Governance Guidelines and Code of Ethics," "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters—Board Committees; Membership—Audit Committee."
The following table sets forth information as of February 24, 2022, regarding each of our executive officers:

Name	Age	Positions
Howard C. Heckes	57	President and Chief Executive Officer and Director
Russell T. Tiejema	53	Executive Vice President and Chief Financial Officer
Randal A. White	51	Senior Vice President, Global Operations and Supply Chain
Christopher O. Ball	44	President, Global Residential
Robert E. Lewis	61	Senior Vice President, General Counsel and Corporate Secretary
Robert A. Paxton	48	Senior Vice President, Human Resources
Biographies
The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:
Howard C. Heckes, (age 57) has served as President and Chief Executive Officer of Masonite and as a Director of Masonite since June 2019. Mr. Heckes joined Masonite from Energy Management Collaborative where he served as Chief Executive Officer since 2017. From 2008 to 2017, Mr. Heckes served in a variety of operations roles at Valspar Corporation, now a subsidiary of The Sherwin-Williams Company, most recently overseeing Valspar's industrial coatings portfolio. Prior to joining Valspar, Mr. Heckes held various leadership roles at Newell Rubbermaid, including President of Sanford Brands and President of Graco Children's Products. Mr. Heckes is also a member of the Board of Directors of the AZEK Company Inc.
Russell T. Tiejema, (age 53) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.
Randal A. White, (age 51) joined Masonite in September 2017 as Senior Vice President, Global Operations and Supply Chain. Prior to joining Masonite, Mr. White was with Joy Global, Inc., a leading manufacturer of high productivity mining equipment now operating as Komatsu Mining, where he served in various operations and manufacturing roles since 2008, most recently serving as the Vice President Operations, Supply Chain, Quality and Operational Excellence (Lean) since 2014. Prior to joining Joy Global, Inc., Mr. White held various marketing and operational positions with Magnum Magnetics Inc. and Cooper Crouse-Hinds.
Christopher O. Ball, (age 44) joined Masonite in September 2021 as President of the Global Residential Door Business. Prior to joining Masonite, Mr. Ball was with Cooper Tire & Rubber Company, a global manufacturer and marketer of consumer and commercial products, from 2018 to 2021, most recently serving as President - Americas, where he led the North American, Latin America and Global Commercial Truck business units. Prior to joining Cooper Tire, Mr. Ball held various roles at Whirlpool Corporation from 2003 to 2018, including leadership of sales and operations for the KitchenAid small appliance business and general management of the North America Laundry unit, Whirlpool's largest business.
Robert E. Lewis, (age 61) has served as the Senior Vice President, General Counsel and Secretary of Masonite since April 2012. Mr. Lewis joined Masonite from Gerdau Ameristeel Corporation, a mini-mill steel producer, where he served as Vice President, General Counsel and Corporate Secretary from January 2005 to May 2011. Prior to joining Gerdau, Mr. Lewis served as Senior Vice President, General Counsel and Secretary of Eckerd Corporation, a national retail drugstore chain from 1994 to January 2005. Prior to joining Eckerd, Mr. Lewis was an attorney and shareholder with the Tampa law firm of Shackleford, Farrior, Stallings & Evans, P.A.
Robert A. Paxton, (age 48) has served as Masonite’s Senior Vice President, Human Resources since February 2018. Prior to joining Masonite, Mr. Paxton was with Owens Corning, a global developer and producer of insulation, roofing and fiberglass composites, where he served as Vice President, Human Resources and Vice President, Business Integration from May 2010 to February 2018. Prior to joining Owens Corning, he served as Senior Vice President, Human Resources of Broadwind Energy from 2008 to 2010. Prior to joining Broadwind, he served Whirlpool Corporation in various human resources leadership roles from 2002 to 2008, most recently serving as Vice President, Global Human Resources from 2007 to 2008. Mr. Paxton began his career with British Petroleum in 1995.
Item 11. Executive Compensation
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2022 Proxy Statement. Such information will be included in the 2022 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report," "Executive Compensation" and "Corporate Governance; Board and Committee Matters—Compensation Interlocks and Insider Participation."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2022 Proxy Statement. Such information will be included in the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2022 Proxy Statement. Such information will be included under the captions "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters—Board Committees; Membership" and "Certain Relationships and Related Party Transactions".
Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2022 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	47
		Consolidated Statements of Income and Comprehensive Income	49
		Consolidated Balance Sheets	50
		Consolidated Statements of Changes in Equity	51
		Consolidated Statements of Cash Flows	52
		Notes to the Consolidated Financial Statements	53
	2.	Financial Statement Schedules
		All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included.
	3.	See "Index to Exhibits" below.
(b)	The exhibits listed on the "Index to Exhibits" below are filed or furnished with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.
INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
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

4.2	Form of 3.50% Senior Notes due 2030 (included in Exhibit 4.1)
4.3
Indenture, dated as of July 25, 2019, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 25, 2019)

4.4	Form of 5.375% Senior Notes due 2028 (included in Exhibit 4.3)
4.5
Transfer Agency and Registrar Services, dated July 1, 2013, between Masonite International Corporation and American Stock Transfer & Trust Company, LLC of New York (incorporated by reference to Exhibit 4.3(e) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 27, 2014)

4.6
Form of Second Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on May 15, 2014)

4.7
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

Exhibit No.	Description
10.2 #
Masonite International Corporation Deferred Compensation Plan, effective as of August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(a) #
Masonite International Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(b) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(c) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(b) to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(d) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(c) to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(e) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Directors (May 2021) (incorporated by reference to Exhibit 10.2(d) to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(f) #
Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2015)

10.3(g) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(h) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Directors (2015) (incorporated by reference to Exhibit 10.3(m) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(i) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(q) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(j) #
Amendment No. 1 to Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan dated February 7, 2017 (incorporated by reference to Exhibit 10.3(s) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(k) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(t) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(l) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(u) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(m) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2017) (incorporated by reference to Exhibit 10.3(v) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 1, 2017)

10.3(n) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019) (incorporated by reference to Exhibit 10.3(v) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2019)

Exhibit No.	Description
10.3(o) #
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019) (incorporated by reference to Exhibit 10.3(w) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2019)

10.3(p) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019) (incorporated by reference to Exhibit 10.3(x) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2019)

10.3(q) #
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
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Howard C. Heckes (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.4(b) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Russell T. Tiejema (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.4(c) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.4(d) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Randal A. White (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.4(e)* #	Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Robert A. Paxton
10.5 #
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.6(a)
Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Masonite International Corporation, as Canadian borrower and parent borrower, Masonite Corporation and the other U.S. borrowers from time to time party thereto, as U.S. borrowers, Premdor Crosby Limited and the other U.K. borrowers from time to time party thereto, as U.K. Borrowers, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, Bank of America, N.A., as a syndication agent, and Royal Bank of Canada, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank and TD Bank, N.A., as co-documentation agents, Wells Fargo Bank, National Association, Bank of America, N.A., Royal Bank of Canada, and HSBC Bank USA, National Association, as joint lead arrangers and joint lead bookrunners (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.6(b)
Amended and Restated U.S. Security Agreement, dated as of January 31, 2019, among Masonite Corporation, the other U.S. Borrowers from time to time party thereto and Wells, the U.S. Guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.6(c)
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
10.6(d)
Amended and Restated U.S. Guaranty, dated as of January 31, 2019, among Masonite Corporation, the other U.S. Borrowers from time to time party thereto, the U.S. Subsidiary Guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.6(e)
Amended and Restated Canadian Guarantee, dated as of January 31, 2019, among Masonite International Corporation and the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.6(f)
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Statements of Income and Comprehensive Income for the years ended January 2, 2022, January 3, 2021, and December 29, 2019; (ii) the Registrant's Consolidated Balance Sheets as of January 2, 2022, and January 3, 2021; (iii) the Registrant's Consolidated Statements of Changes in Equity for the years ended January 2, 2022, January 3, 2021, and December 29, 2019; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended January 2, 2022, and January 3, 2021; and (v) the notes to the Registrant's Consolidated Financial Statements

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 24, 2022	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard C. Heckes	President and Chief Executive Officer and Director	February 24, 2022
Howard C. Heckes	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	February 24, 2022
Russell T. Tiejema	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	February 24, 2022
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 24, 2022
Jody L. Bilney

/s/ John H. Chuang	Director	February 24, 2022
John H. Chuang

/s/ Peter R. Dachowski	Director	February 24, 2022
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 24, 2022
Jonathan F. Foster

/s/ Daphne E. Jones	Director	February 24, 2022
Daphne E. Jones

/s/ William S. Oesterle	Director	February 24, 2022
William S. Osterle

/s/ Barry A. Ruffalo	Director	February 24, 2022
Barry A. Ruffalo

/s/ Francis M. Scricco	Director	February 24, 2022
Francis M. Scricco

/s/ Jay I. Steinfeld	Director	February 24, 2022
Jay I. Steinfeld