Form 10-Q
period 2022-04-03
MASONITE INTERNATIONAL CORP
filed 2022-05-04
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
or
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
The registrant had outstanding 22,564,956 shares of Common Stock, no par value, as of May 2, 2022.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 3, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "could," "will," "would," "should," "expect," "believes," "outlook," "predict," "forecast," "objective," "remain," "anticipate," "estimate," "potential," "continue," "plan," "project," "targeting," and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2022, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.
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

ii

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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales	$726,217	$646,337
Cost of goods sold	541,968	487,699
Gross profit	184,249	158,638
Selling, general and administration expenses	83,246	83,631
Restructuring (benefit) costs	(19)	1,643
Operating income	101,022	73,364
Interest expense, net	10,239	11,946
Other (income) expense, net	(1,415)	(1,343)
Income before income tax expense	92,198	62,761
Income tax expense	23,477	14,613
Net income	68,721	48,148
Less: net income attributable to non-controlling interests	1,139	1,167
Net income attributable to Masonite	$67,582	$46,981

Basic earnings per common share attributable to Masonite	$2.93	$1.92
Diluted earnings per common share attributable to Masonite	$2.89	$1.89

Comprehensive income:
Net income	$68,721	$48,148
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,105)	2,228
Amortization of actuarial net losses	6	334
Income tax benefit (expense) related to other comprehensive (loss) income	10	(54)
Other comprehensive (loss) income, net of tax:	(2,089)	2,508
Comprehensive income	66,632	50,656
Less: comprehensive income attributable to non-controlling interests	1,281	1,338
Comprehensive income attributable to Masonite	$65,351	$49,318

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	April 3, 2022	January 2, 2022
Current assets:
Cash and cash equivalents	$183,526	$381,395
Restricted cash	11,098	10,110
Accounts receivable, net	408,916	343,414
Inventories, net	405,617	347,476
Prepaid expenses and other assets	50,734	50,399
Income taxes receivable	2,471	1,332
Total current assets	1,062,362	1,134,126
Property, plant and equipment, net	619,803	626,797
Operating lease right-of-use assets	169,427	176,445
Investment in equity investees	16,681	14,994
Goodwill	75,402	77,102
Intangible assets, net	145,763	150,487
Deferred income taxes	21,013	20,764
Other assets	46,677	45,903
Total assets	$2,157,128	$2,246,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$134,108	$138,788
Accrued expenses	226,093	237,300
Income taxes payable	11,982	8,551
Total current liabilities	372,183	384,639
Long-term debt	866,041	865,721
Long-term operating lease liabilities	158,859	165,670
Deferred income taxes	84,530	77,936
Other liabilities	49,068	52,874
Total liabilities	1,530,681	1,546,840
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 22,564,956 and 23,623,887 shares issued and outstanding as of April 3, 2022, and January 2, 2022, respectively	527,386	543,400
Additional paid-in capital	194,459	222,177
(Accumulated deficit) retained earnings	(2,023)	24,244
Accumulated other comprehensive loss	(104,810)	(101,582)
Total equity attributable to Masonite	615,012	688,239
Equity attributable to non-controlling interests	11,435	11,539
Total equity	626,447	699,778
Total liabilities and equity	$2,157,128	$2,246,618

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Total equity, beginning of period	$699,778	$695,117
Share capital:
Beginning of period	543,400	552,969
Common shares issued for delivery of share based awards	11,630	9,931
Common shares issued under employee stock purchase plan	797	824
Common shares repurchased	(28,441)	(1,948)
End of period	527,386	561,776
Additional paid-in capital:
Beginning of period	222,177	223,666
Share based compensation expense	4,719	4,418
Common shares issued for delivery of share based awards	(11,630)	(9,931)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(2,963)	(3,281)
Common shares issued under employee stock purchase plan	(134)	(183)
Common shares repurchased	(17,710)	—
End of period	194,459	214,689
Retained (deficit) earnings:
Beginning of period	24,244	20,385
Net income attributable to Masonite	67,582	46,981
Common shares repurchased	(93,849)	(7,654)
End of period	(2,023)	59,712
Accumulated other comprehensive loss:
Beginning of period	(101,582)	(112,063)
Other comprehensive (loss) income attributable to Masonite, net of tax	(3,228)	2,337
End of period	(104,810)	(109,726)
Equity attributable to non-controlling interests:
Beginning of period	11,539	10,160
Net income attributable to non-controlling interests	1,139	1,167
Other comprehensive income attributable to non-controlling interests, net of tax	142	171
Dividends to non-controlling interests	(1,385)	(796)
End of period	11,435	10,702
Total equity, end of period	$626,447	$737,153

Common shares outstanding:
Beginning of period	23,623,887	24,422,934
Common shares issued for delivery of share based awards	169,370	154,458
Common shares issued under employee stock purchase plan	8,029	8,297
Common shares repurchased	(1,236,330)	(84,983)
End of period	22,564,956	24,500,706
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	April 3, 2022	April 4, 2021
Net income	$68,721	$48,148
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation	17,272	18,279
Amortization	4,612	4,918
Share based compensation expense	4,719	4,418
Deferred income taxes	7,027	10,143
Unrealized foreign exchange loss (gain)	594	(253)
Share of income from equity investees, net of tax	(1,687)	(287)
Pension and post-retirement funding, net of expense	(114)	(1,631)
Non-cash accruals and interest	(304)	421
Gain on sale of property, plant and equipment	(2,854)	(597)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(64,948)	(74,132)
Inventories	(58,106)	(5,681)
Prepaid expenses and other assets	(387)	5,130
Accounts payable and accrued expenses	(11,294)	(9,838)
Other assets and liabilities	(1,100)	(13,363)
Net cash flow used in operating activities	(37,849)	(14,325)
Cash flows from investing activities:
Additions to property, plant and equipment	(19,095)	(13,930)
Acquisition of businesses, net of cash acquired	—	(160)
Proceeds from sale of property, plant and equipment	6,393	2,335
Other investing activities	(588)	(559)
Net cash flow used in investing activities	(13,290)	(12,314)
Cash flows from financing activities:
Repayments of long-term debt	—	(945)
Tax withholding on share based awards	(2,963)	(3,281)
Distributions to non-controlling interests	(1,385)	(796)
Repurchases of common shares	(140,000)	(9,602)
Net cash flow used in financing activities	(144,348)	(14,624)
Net foreign currency translation adjustment on cash	(1,394)	(213)
Decrease in cash, cash equivalents and restricted cash	(196,881)	(41,476)
Cash, cash equivalents and restricted cash, beginning of period	391,505	375,234
Cash, cash equivalents and restricted cash, at end of period	$194,624	$333,758
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the SEC (the "Annual Report"). Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as year.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2021 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In December 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, "Government Assistance," which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We have adopted the new guidance as of January 3, 2022, the beginning of fiscal year 2022, and the adoption did not have a material impact on our financial statements. We do not anticipate the adoption will have a material impact on our annual disclosures.
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

2. Acquisitions and Divestitures
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
/3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 60.4% and 56.7% of total accounts receivable as of April 3, 2022, and January 2, 2022, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of April 3, 2022, and January 2, 2022. The allowance for doubtful accounts balance was $2.0 million and $2.1 million as of April 3, 2022, and January 2, 2022, respectively.
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.
In most countries we pay and collect value-added tax ("VAT") when procuring goods and services within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	April 3, 2022	January 2, 2022
Raw materials	$311,967	$275,269
Finished goods	101,955	78,324
Provision for obsolete or aged inventory	(8,305)	(6,117)
Inventories, net	$405,617	$347,476
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	April 3, 2022	January 2, 2022
Accrued payroll	$64,266	$66,048
Accrued rebates	44,474	51,200
Current portion of operating lease liabilities	25,532	25,551
Accrued interest	6,441	17,125
Other accruals	85,380	77,376
Total accrued expenses	$226,093	$237,300

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	April 3, 2022	January 2, 2022
3.50% senior unsecured notes due 2030	$375,000	$375,000
5.375% senior unsecured notes due 2028	500,000	500,000
Debt issuance costs	(8,959)	(9,279)
Total long-term debt	$866,041	$865,721
Interest expense related to our consolidated indebtedness under our senior unsecured notes was $10.3 million and $11.4 million for the three months ended April 3, 2022 and April 4, 2021, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of April 3, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of April 3, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of April 3, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $257.7 million under our ABL Facility and there were no amounts outstanding as of April 3, 2022.
7. Commitments and Contingencies
The following discussion describes material developments in previously disclosed legal proceedings that occurred since January 2, 2022. Refer to Note 10. Commitments and Contingencies in the consolidated financial statements in our Annual Report for a full description of the previously disclosed legal proceedings.

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
Antitrust Class Action Proceedings - Canada
On May 19, 2020, an intended class proceeding was commenced in the Province of Québec, Canada naming as defendants Masonite Corporation, Masonite International Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. The intended class proceeding seeks damages, punitive damages and other relief. On December 22, 2020, the parties filed a motion with the court seeking to stay the proceeding.
Also, on October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. The intended class proceeding seeks damages, punitive damages and other relief. This proceeding is at an early stage. The plaintiff served its certification record on March 31, 2021. The parties are conferring regarding narrowing the issues and with respect to a mutually agreeable timeline of steps leading up to the plaintiff's certification motion. The parties have written to the Federal Court advising that the parties do not yet propose to set a timetable of steps leading to the certification motion and requesting that the parties be permitted to provide a further update to the Federal Court by May 30, 2022. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
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
8. Share Based Compensation Plans
Share based compensation expense was $4.7 million and $4.4 million for the three months ended April 3, 2022 and April 4, 2021, respectively. As of April 3, 2022, the total remaining unrecognized compensation expense related to share based compensation amounted to $31.7 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of April 3, 2022, there were 1,237,928 shares of common stock available for future issuance under the 2021 Equity Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report. As of April 3, 2022, the liability and asset relating to deferred compensation had a fair value of $7.9 million and $8.7 million, respectively. As of April 3, 2022, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
Stock Appreciation Rights
We have granted Stock Appreciation Rights ("SARs") to certain employees under both the 2021 Equity Plan and the 2012 Plan, which entitle the recipient to the appreciation in value of a number of common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of three years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest. We recognize forfeitures of SARs in the period in which they occur.
The total fair value of SARs vested was $0.6 million during the three months ended April 3, 2022.

Three Months Ended April 3, 2022	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	158,725	$7,324	$71.81	7.5
Granted	32,228		88.61
Exercised	(3,780)	122	61.55
Forfeited	—		—
Outstanding, end of period	187,173	$2,685	$74.91	7.7

Exercisable, end of period	108,311	$2,101	$67.98	7.0
The value of SARs granted is determined using the Black-Scholes-Merton valuation model, and the corresponding expense is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated based upon historical employee exercise behavior and the contractual term of the options amongst other considerations. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2022 Grants
SAR value (model conclusion)	$26.52
Risk-free rate	1.9%
Expected dividend yield	0.0%
Expected volatility	26.5%
Expected term (years)	6.0
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest. We recognize forfeitures of RSUs in the period in which they occur.

Three Months Ended April 3, 2022	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	442,106	$87.24
Granted	217,967	88.88
Performance adjustment (1)	25,234	57.19
Delivered	(167,632)	75.80
Withheld to cover (2)	(30,537)
Forfeited	(5,929)	96.53
Outstanding, end of period	481,209	$93.48
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
Approximately two-thirds of the RSUs granted during the three months ended April 3, 2022, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the three months ended April 3, 2022, is being recognized over the weighted average requisite service period of 2.4 years. During the three months ended April 3, 2022, 198,169 RSUs vested at a fair value of $13.8 million.
9. Restructuring Costs
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity resulted in the closure of one existing stile and rail facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges. As of April 3, 2022, we do not expect to incur any material future charges related to the 2021 Plan.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges. As of April 3, 2022, we do not expect to incur any material future charges related to the 2020 Plan.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges. As of April 3, 2022, we do not expect to incur any material future charges related to the 2019 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$14	$—	$14
2020 Plan	—	33	—	33
2019 Plan	(91)	—	25	(66)
Total Restructuring (Benefit) Costs	$(91)	$47	$25	$(19)

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2020 Plan	$—	$1,514	$—	$1,514
2019 Plan	(361)	339	151	129
Total Restructuring Costs	$(361)	$1,853	$151	$1,643

	Cumulative Amount Incurred Through April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,680	$—	$1,680
2020 Plan	52	—	5,265	23	5,340
2019 Plan	9,059	365	1,671	2,614	13,709
Total Restructuring Costs	$9,111	$365	$8,616	$2,637	$20,729
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 2, 2022	Severance	Closure Costs	Cash Payments	April 3, 2022
2021 Plan	$25	$(25)	$39	$(39)	$—
2020 Plan	22	—	33	(33)	22
2019 Plan	2	6	(72)	64	—
Total	$49	$(19)	$—	$(8)	$22

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	April 4, 2021
2020 Plan	$1,492	$149	$1,365	$(2,296)	$710
2019 Plan	291	85	44	(294)	126
Total	$1,783	$234	$1,409	$(2,590)	$836
10. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $1.1 million of income tax benefit due to the exercise and delivery of share based awards during the three months ended April 3, 2022, compared to $2.0 million of income tax benefit during the three months ended April 4, 2021.

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

(In thousands, except share and per share information)	Three Months Ended
	April 3, 2022	April 4, 2021
Net income attributable to Masonite	$67,582	$46,981

Shares used in computing basic earnings per share	23,081,474	24,469,653
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	296,880	448,856
Shares used in computing diluted earnings per share	23,378,354	24,918,509

Basic earnings per common share attributable to Masonite	$2.93	$1.92
Diluted earnings per common share attributable to Masonite	$2.89	$1.89

Anti-dilutive instruments excluded from diluted earnings per common share	72,954	28,707
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The amount paid for the repurchase of Masonite’s outstanding common shares is reflected as a reduction of share capital, additional paid-in capital and retained earnings. Repurchased common shares is reflected as a reduction of equity. However, under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement based on the volume-weighted average price ("VWAP") over the term of the ASR, less an agreed upon discount. The final settlement of the transactions under the ASR is expected to occur during or prior to the third quarter of 2022.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

operating cash flows determined in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items:
•    depreciation;
•    amortization;
•    share based compensation expense;
•    loss (gain) on disposal of property, plant and equipment;
•    registration and listing fees;
•    restructuring costs (benefit);
•    asset impairment;
•    loss (gain) on disposal of subsidiaries;
•    interest expense (income), net;
•    loss on extinguishment of debt;
•    other expense (income), net;
•    income tax expense (benefit);
•    other items;
•    loss (income) from discontinued operations, net of tax; and
•    net income (loss) attributable to non-controlling interest.
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2030 Notes and 2028 Notes and the credit agreement governing the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$569,429	$81,839	$74,659	$6,196	$732,123
Intersegment sales	(865)	(1,371)	(3,670)	—	(5,906)
Net sales to external customers	$568,564	$80,468	$70,989	$6,196	$726,217

Adjusted EBITDA	$127,667	$11,843	$(2,898)	$(11,860)	$124,752

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$477,229	$90,206	$78,074	$6,343	$651,852
Intersegment sales	(765)	(1,667)	(3,083)	—	(5,515)
Net sales to external customers	$476,464	$88,539	$74,991	$6,343	$646,337

Adjusted EBITDA	$94,482	$16,755	$1,994	$(11,206)	$102,025

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Net income attributable to Masonite	$67,582	$46,981
Plus:
Depreciation	17,272	18,279
Amortization	4,612	4,918
Share based compensation expense	4,719	4,418
Gain on disposal of property, plant and equipment	(2,854)	(597)
Restructuring (benefit) costs	(19)	1,643
Interest expense, net	10,239	11,946
Other (income) expense, net	(1,415)	(1,343)
Income tax expense	23,477	14,613
Net income attributable to non-controlling interest	1,139	1,167
Adjusted EBITDA	$124,752	$102,025

13. Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Accumulated foreign currency translation losses, beginning of period	$(96,919)	$(93,684)
Foreign currency translation (loss) gain	(2,105)	2,228
Income tax benefit on foreign currency translation (loss) gain	11	14
Less: foreign currency translation gain attributable to non-controlling interest	1,139	171
Accumulated foreign currency translation losses, end of period	(100,152)	(91,613)

Accumulated pension and other post-retirement adjustments, beginning of period	(4,663)	(18,379)
Amortization of actuarial net losses	6	334
Income tax expense on amortization of actuarial net losses	(1)	(68)
Accumulated pension and other post-retirement adjustments	(4,658)	(18,113)

Accumulated other comprehensive loss	$(104,810)	$(109,726)

Other comprehensive (loss) income, net of tax	$(2,089)	$2,508
Less: other comprehensive income attributable to non-controlling interest	1,139	171
Other comprehensive (loss) income attributable to Masonite	$(3,228)	$2,337
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended April 3, 2022, were $2.1 million, primarily driven by weakening of the Pound Sterling and the Euro, partially offset by strengthening of the Canadian Dollar in comparison to the U.S. Dollar during the period.
14. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Transactions involving cash:
Interest paid	$20,341	$22,247
Interest received	166	25
Income taxes paid	16,735	16,076
Income tax refunds	8	438
Cash paid for operating lease liabilities	8,372	7,345
Cash paid for finance lease liabilities	366	327
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	1,434	4,662
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	April 3, 2022	January 2, 2022
Cash and cash equivalents	$183,526	$381,395
Restricted cash	11,098	10,110
Total cash, cash equivalents and restricted cash	$194,624	$391,505
Property, plant and equipment additions in accounts payable were $7.2 million and $10.7 million as of April 3, 2022, and January 2, 2022, respectively.
15. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	April 3, 2022		January 2, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$337,841	$370,728	$373,238	$370,593
5.375% senior unsecured notes due 2028	$502,080	$495,313	$526,730	$495,128
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended April 3, 2022, and April 4, 2021. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended January 2, 2022 (the "Annual Report"). The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended April 3, 2022, we generated net sales of $568.6 million or 78.3%, $80.5 million or 11.1% and $71.0 million or 9.8% in our North American Residential, Europe and Architectural segments, respectively.
At the start of the first quarter, we experienced labor constraints from absenteeism related to the Omicron variant of COVID-19, which began to abate as the quarter progressed. In addition, logistics constraints and supply chain disruptions further reduced production in some of our facilities and impacted our ability to service customers. Rising energy and fuel costs, partly attributable to the war between Russia and Ukraine, along with rising interest rates and global inflation also continue to impact our business. The extent to which labor and logistics constraints, supply chain disruptions, rising energy and fuel costs, interest rates and global inflation impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

MASONITE INTERNATIONAL CORPORATION

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
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and continued through 2020. The actions taken as part of the 2019 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
Inflation
In 2021 and the first quarter of 2022, we realized higher costs in the wood, resins, metals and packaging product categories as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs. Additionally, rising interest rates may impact the ability of end consumers to purchase our products. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain costs will continue at least through the remainder of fiscal year 2022. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or otherwise mitigate the impact of these inflationary pressures.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Net sales	$726,217	$646,337
Cost of goods sold	541,968	487,699
Gross profit	184,249	158,638
Gross profit as a % of net sales	25.4%	24.5%
Selling, general and administration expenses	83,246	83,631
Selling, general and administration expenses as a % of net sales	11.5%	12.9%
Restructuring (benefit) costs	(19)	1,643
Operating income	101,022	73,364
Interest expense, net	10,239	11,946
Other (income) expense, net	(1,415)	(1,343)
Income before income tax expense	92,198	62,761
Income tax expense	23,477	14,613
Net income	68,721	48,148
Less: net income attributable to non-controlling interests	1,139	1,167
Net income attributable to Masonite	$67,582	$46,981

Three Months Ended April 3, 2022, Compared with Three Months Ended April 4, 2021
Net Sales
Net sales in the three months ended April 3, 2022, were $726.2 million, an increase of $79.9 million or 12.4% from $646.3 million in the three months ended April 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2022 by $3.0 million. Excluding this exchange rate impact, net sales would have increased by $82.9 million or 12.8% due to changes in volume, average unit price, impact of acquisitions and divestitures, and sales of components. Average unit price increased net sales in the first quarter of 2022 by $99.9 million or 15.5% compared to the 2021 period. Lower volumes excluding the incremental impact of acquisitions and divestitures ("base volume") decreased net sales by $8.9 million or 1.4% in the first quarter of 2022 compared to the 2021 period. Our 2021 divestiture decreased net sales by $6.3 million or 1.0% in the three months ended of 2022. Net sales of components to external customers decreased $1.8 million or 0.3% in the first quarter of 2022 compared to the 2021 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$569,429	$81,839	$74,659	$6,196	$732,123
Intersegment sales	(865)	(1,371)	(3,670)	—	(5,906)
Net sales to external customers	$568,564	$80,468	$70,989	$6,196	$726,217
Percentage of consolidated external net sales	78.3%	11.1%	9.8%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$477,229	$90,206	$78,074	$6,343	$651,852
Intersegment sales	(765)	(1,667)	(3,083)	—	(5,515)
Net sales to external customers	$476,464	$88,539	$74,991	$6,343	$646,337
Percentage of consolidated external net sales	73.7%	13.7%	11.6%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended April 3, 2022, were $568.6 million, an increase of $92.1 million or 19.3% from $476.5 million in the three months ended April 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2022 by $0.2 million. Excluding this exchange rate impact, net sales would have increased by $92.3 million or 19.4% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the first quarter of 2022 by $79.5 million or 16.7% compared to the 2021 period. Higher base volume increased net sales in the first quarter of 2022 by $12.4 million or 2.6% compared to the 2021 period. Net sales of components to external customers were $0.4 million higher in the first quarter of 2022 compared to the 2021 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended April 3, 2022, were $80.5 million, a decrease of $8.0 million or 9.0% from $88.5 million in the three months ended April 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2022 by $2.7 million. Excluding this exchange rate impact, net sales would have decreased by $5.3 million or 6.0% due to changes in volume, average unit price, divestitures and sales of components. Lower base volume decreased net sales by $13.8 million or 15.6% in the first quarter of 2022 compared to the 2021 period due to demand softness driven by weakening consumer confidence in the United Kingdom, which is affecting major purchase decisions. Our 2021 divestiture decreased net sales by $6.3 million or 7.1% in the first quarter of 2022. Average unit price increased net sales in the first quarter of 2022 by $14.1 million or 15.9% compared to the 2021 period. Net sales of components to external customers were $0.7 million higher in the first quarter of 2022 compared to the 2021 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended April 3, 2022, were $71.0 million, a decrease of $4.0 million or 5.3% from $75.0 million in the three months ended April 4, 2021. Lower base volume decreased net sales in the first quarter of 2022 by $7.5 million or 10.0% compared to the 2021 period due to the impacts of labor constraints as a result of COVID-19, material availability and production challenges. Net sales of components to external customers were $2.9 million lower in the first quarter of 2022 compared to the 2021 period. Average unit price increased net sales in the first quarter of 2022 by $6.4 million or 8.5% compared to the 2021 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 74.6% and 75.5% for the three months ended April 3, 2022, and April 4, 2021, respectively. Overhead, direct labor, distribution and depreciation as a percentage of sales decreased by 1.3%, 0.9%, 0.1% and 0.1%, respectively, compared to the first quarter of 2021. Material cost of sales as a percentage of net sales increased by 1.5% compared to the 2021 period. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, higher factory costs and increased plant maintenance as compared to the 2021 period. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by production inefficiencies related to labor constraints and manufacturing wage inflation. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices as compared to the 2021 period. Distribution as a percentage of net sales decreased due to higher average unit prices, partially offset by increased logistics and personnel costs. The increase in material cost of sales as a percentage of net sales was driven by commodity

MASONITE INTERNATIONAL CORPORATION

inflation and an increase in logistics costs and tariffs, partially offset by higher average unit prices and material cost savings projects.
Selling, General and Administration Expenses
In the three months ended April 3, 2022, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 11.5%, as compared to 12.9% in the three months ended April 4, 2021, a decrease of 140 basis points.
SG&A expenses in the three months ended April 3, 2022, were $83.2 million, a decrease of $0.4 million from $83.6 million in the three months ended April 4, 2021. The overall decrease was driven by a $3.8 million decrease in non-cash items in SG&A expenses; including loss (gain) on disposal of property, plant and equipment, deferred compensation, depreciation and amortization and share based compensation; incremental SG&A savings from our 2021 divestiture of $0.5 million and foreign exchange impacts of $0.3 million. These decreases were partially offset by a $2.3 million increase in personnel costs primarily driven by increased incentive compensation, wage and benefit inflation and resource investments to support growth; a $1.4 million increase in travel expense as business activities fully returned to pre-pandemic levels; and a $0.5 million increase in professional and other fees.
Restructuring (Benefit) Costs
Restructuring (benefit) costs in the three months ended April 3, 2022, were minimal, compared to $1.6 million in the three months ended April 4, 2021. Restructuring costs in the prior year period related primarily to the 2020 and 2019 Plans.
Interest Expense, Net
Interest expense, net, in the three months ended April 3, 2022, was $10.2 million, compared to $11.9 million in the three months ended April 4, 2021. The decrease in interest expense, net is primarily due to the refinancing of our senior notes in 2021.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended April 3, 2022, was $1.4 million of income, compared to $1.3 million of income in the three months ended April 4, 2021, remaining relatively flat as compared to the 2021 period.
Income Tax Expense
Income tax expense in the three months ended April 3, 2022, was $23.5 million, compared to $14.6 million in the three months ended April 4, 2021. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$127,667	$11,843	$(2,898)	$(11,860)	$124,752
Adjusted EBITDA as a percentage of segment net sales	22.5%	14.7%	(4.1)%		17.2%

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$94,482	$16,755	$1,994	$(11,206)	$102,025
Adjusted EBITDA as a percentage of segment net sales	19.8%	18.9%	2.7%		15.8%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$117,033	$5,732	$(2,826)	$(52,357)	$67,582
Plus:
Depreciation	9,964	2,341	2,879	2,088	17,272
Amortization	619	3,270	182	541	4,612
Share based compensation expense	—	—	—	4,719	4,719
Loss (gain) on disposal of property, plant and equipment	338	(12)	(3,180)	—	(2,854)
Restructuring (benefit) costs	(91)	6	47	19	(19)
Interest expense, net	—	—	—	10,239	10,239
Other (income) expense, net	(790)	506	—	(1,131)	(1,415)
Income tax expense	—	—	—	23,477	23,477
Net income attributable to non-controlling interest	594	—	—	545	1,139
Adjusted EBITDA	$127,667	$11,843	$(2,898)	$(11,860)	$124,752

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended April 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$83,973	$11,408	$(3,813)	$(44,587)	$46,981
Plus:
Depreciation	9,511	2,585	2,663	3,520	18,279
Amortization	415	2,885	1,142	476	4,918
Share based compensation expense	—	—	—	4,418	4,418
Loss (gain) on disposal of property, plant and equipment	88	(4)	149	(830)	(597)
Restructuring costs	(361)	—	1,853	151	1,643
Interest expense, net	—	—	—	11,946	11,946
Other (income) expense, net	—	(119)	—	(1,224)	(1,343)
Income tax expense	—	—	—	14,613	14,613
Net income attributable to non-controlling interest	856	—	—	311	1,167
Adjusted EBITDA	$94,482	$16,755	$1,994	$(11,206)	$102,025
Adjusted EBITDA in our North American Residential segment was $127.7 million in the three months ended April 3, 2022, an increase of $33.2 million, or 35.1%, from $94.5 million in the three months ended April 4, 2021. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $22.5 million and $19.2 million, in the first quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $11.8 million in the three months ended April 3, 2022, a decrease of $4.9 million, or 29.3%, from $16.8 million in the three months ended April 4, 2021. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.7 million and $1.0 million, in the first quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was a loss of $2.9 million in the three months ended April 3, 2022, a decrease of $4.9 million, or 245.3%, from $2.0 million of earnings in the three months ended April 4, 2021. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.9 million and $2.8 million, in the first quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program"), as well as our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures for critical maintenance, safety and regulatory projects, and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of April 3, 2022, we had $183.5 million of cash and cash equivalents, availability under our ABL Facility of $257.7 million and availability under our AR Sales Program of $2.2 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash used in operating activities was $37.8 million during the three months ended April 3, 2022, compared to $14.3 million in the three months ended April 4, 2021. This $23.5 million increase in cash used in operating activities was due to changes in net working capital, partially offset by a $14.4 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items, and a $12.3 million increase in other assets and liabilities in the first three months of 2022 compared to the same period in 2021.
Cash used in investing activities was $13.3 million during the three months ended April 3, 2022, compared to $12.3 million in the three months ended April 4, 2021. This $1.0 million increase in cash used in investing activities was driven by a $5.2 million increase in cash additions to property, plant and equipment, partially offset by a $4.1 million increase in proceeds from the sale of property, plant and equipment and a $0.1 million decrease in cash used in acquisitions, net of cash acquired and other investing activities in the first three months of 2022 compared to the same period in 2021.
Cash used in financing activities was $144.3 million during the three months ended April 3, 2022, compared to $14.6 million during the three months ended April 4, 2021. This $129.7 million increase in cash used in financing activities was driven by a $130.4 million increase in cash used for repurchases of common shares and a $0.6 million increase in distributions to non-controlling interests, partially offset by a $1.0 million decrease in cash used for repayments of long-term debt and a $0.3 million decrease in cash used for tax withholding on share based awards in the first three months of 2022 compared to the same period in 2021.
Share Repurchases
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. However, under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement based on the volume-weighted average price ("VWAP") over the term of the ASR, less an agreed upon discount. The final settlement of the transactions under the ASR is expected to occur during or prior to the third quarter of 2022. During the three months ended April 3, 2022, we repurchased 1,236,330 of our common shares in the open market at an aggregate cost of $140.0 million as part of the share repurchase programs and ASR. During the three months ended April 4, 2021, we repurchased 84,983 of our common shares in the open market at an aggregate cost of $9.6 million. As of April 3, 2022, there was $256.4 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of April 3, 2022, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Accounts Receivable Sales Program
Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in

MASONITE INTERNATIONAL CORPORATION

the event of a loss. Transfers of receivables under this program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of April 3, 2022. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of April 3, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of April 3, 2022. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of April 3, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of April 3, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $257.7 million under our ABL Facility and there were no amounts outstanding as of April 3, 2022.
Supplemental Guarantor Financial Information
Our obligations under the 2030 Notes, 2028 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $640.6 million and $569.2 million for the three months ended April 3, 2022, and April 4, 2021, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $101.7 million and $77.0 million for the three months ended April 3, 2022, and April 4, 2021, respectively. Our non-guarantor subsidiaries had total assets of $2.3 billion as of April 3, 2022, and January 2, 2022, and total liabilities of $962.9 million and $980.6 million as of April 3, 2022, and January 2, 2022, respectively.
Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period.
Please refer to “Critical Accounting Policies and Estimates” described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, from which there have been no material changes.

MASONITE INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For our disclosures about market risk, please see Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report. We believe there have been no material changes to the information provided therein.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 7. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated by reference into this Part II, Item 1. Such information should be read in conjunction with the information contained under Part I, Item 3 "Legal Proceedings" included in our Annual Report.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results as set forth under Item 1A "Risk Factors" in our Annual Report. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended April 3, 2022, we repurchased 1,236,330 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 3, 2022 through January 30, 2022	279,197	$105.41	279,197	$366,962,064
January 31, 2022 through February 27, 2022	109,046	96.92	109,046	356,393,262
February 28, 2022 through April 3, 2022	848,087	97.03	848,087	256,393,262
Total	1,236,330	$98.91	1,236,330
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. However, under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement based on the volume-weighted average price ("VWAP") over the term of the ASR, less an agreed upon discount. The final settlement of the transactions under the ASR is expected to occur during or prior to the third quarter of 2022. The share repurchase programs have no specified end date and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. As of April 3, 2022, $256.4 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.1
Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of February 28, 2022, by and between Masonite International Corporation and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on March 2, 2022)

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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended April 3, 2022, and April 4, 2021; (ii) the Registrant's Condensed Consolidated Balance Sheets as of April 3, 2022, and January 2, 2022; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three months ended April 3, 2022, and April 4, 2021; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2022, and April 4, 2021; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 4, 2022	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)