Form 10-Q
period 2022-07-03
MASONITE INTERNATIONAL CORP
filed 2022-08-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
or
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
The registrant had outstanding 22,268,293 shares of Common Stock, no par value, as of August 5, 2022.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 3, 2022

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
•the scale and scope of the ongoing coronavirus ("COVID-19") pandemic and its impact on our operations, customer demand and supply chain;
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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$761,874	$662,410	$1,488,091	$1,308,747
Cost of goods sold	582,389	498,068	1,124,357	985,767
Gross profit	179,485	164,342	363,734	322,980
Selling, general and administration expenses	90,330	82,511	173,576	166,142
Restructuring (benefit) costs	(61)	2,192	(80)	3,835
Asset impairment	—	10,374	—	10,374
Loss on disposal of subsidiaries	—	8,590	—	8,590
Operating income	89,216	60,675	190,238	134,039
Interest expense, net	10,593	11,918	20,832	23,864
Other (income) expense, net	(400)	(1,586)	(1,815)	(2,929)
Income before income tax expense	79,023	50,343	171,221	113,104
Income tax expense	19,649	14,246	43,126	28,859
Net income	59,374	36,097	128,095	84,245
Less: net income attributable to non-controlling interests	859	1,051	1,998	2,218
Net income attributable to Masonite	$58,515	$35,046	$126,097	$82,027

Basic earnings per common share attributable to Masonite	$2.60	$1.43	$5.53	$3.35
Diluted earnings per common share attributable to Masonite	$2.58	$1.41	$5.47	$3.30

Comprehensive income:
Net income	$59,374	$36,097	$128,095	$84,245
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(28,392)	6,039	(30,497)	8,267
Amortization of actuarial net losses	6	332	12	666
Income tax benefit (expense) related to other comprehensive (loss) income	(23)	(59)	(13)	(113)
Other comprehensive (loss) income, net of tax:	(28,409)	6,312	(30,498)	8,820
Comprehensive income	30,965	42,409	97,597	93,065
Less: comprehensive income attributable to non-controlling interests	1,358	1,149	2,639	2,487
Comprehensive income attributable to Masonite	$29,607	$41,260	$94,958	$90,578

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	July 3, 2022	January 2, 2022
Current assets:
Cash and cash equivalents	$231,541	$381,395
Restricted cash	11,099	10,110
Accounts receivable, net	405,762	343,414
Inventories, net	431,266	347,476
Prepaid expenses and other assets	54,670	50,399
Income taxes receivable	3,340	1,332
Total current assets	1,137,678	1,134,126
Property, plant and equipment, net	616,015	626,797
Operating lease right-of-use assets	168,700	176,445
Investment in equity investees	17,604	14,994
Goodwill	69,921	77,102
Intangible assets, net	136,962	150,487
Deferred income taxes	24,238	20,764
Other assets	48,119	45,903
Total assets	$2,219,237	$2,246,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,628	$138,788
Accrued expenses	245,505	237,300
Income taxes payable	8,004	8,551
Total current liabilities	399,137	384,639
Long-term debt	866,362	865,721
Long-term operating lease liabilities	157,987	165,670
Deferred income taxes	81,092	77,936
Other liabilities	51,594	52,874
Total liabilities	1,556,172	1,546,840
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 22,259,356 and 23,623,887 shares issued and outstanding as of July 3, 2022, and January 2, 2022, respectively	521,243	543,400
Additional paid-in capital	216,653	222,177
Retained earnings	46,271	24,244
Accumulated other comprehensive loss	(132,721)	(101,582)
Total equity attributable to Masonite	651,446	688,239
Equity attributable to non-controlling interests	11,619	11,539
Total equity	663,065	699,778
Total liabilities and equity	$2,219,237	$2,246,618

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Total equity, beginning of period	$626,447	$737,153	$699,778	$695,117
Share capital:
Beginning of period	527,386	561,776	543,400	552,969
Common shares issued for delivery of share based awards	1,346	1,133	12,976	11,064
Common shares issued under employee stock purchase plan	—	—	797	824
Common shares repurchased	(7,489)	(6,511)	(35,930)	(8,459)
End of period	521,243	556,398	521,243	556,398
Additional paid-in capital:
Beginning of period	194,459	214,689	222,177	223,666
Share based compensation expense	5,976	4,706	10,695	9,124
Common shares issued for delivery of share based awards	(1,346)	(1,133)	(12,976)	(11,064)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(146)	(663)	(3,109)	(3,944)
Common shares issued under employee stock purchase plan	—	—	(134)	(183)
Common shares repurchased	17,710	—	—	—
End of period	216,653	217,599	216,653	217,599
Retained earnings:
Beginning of period	(2,023)	59,712	24,244	20,385
Net income attributable to Masonite	58,515	35,046	126,097	82,027
Common shares repurchased	(10,221)	(25,913)	(104,070)	(33,567)
End of period	46,271	68,845	46,271	68,845
Accumulated other comprehensive loss:
Beginning of period	(104,810)	(109,726)	(101,582)	(112,063)
Other comprehensive (loss) income attributable to Masonite, net of tax	(27,911)	6,214	(31,139)	8,551
End of period	(132,721)	(103,512)	(132,721)	(103,512)
Equity attributable to non-controlling interests:
Beginning of period	11,435	10,702	11,539	10,160
Net income attributable to non-controlling interests	859	1,051	1,998	2,218
Other comprehensive income attributable to non-controlling interests, net of tax	499	98	641	269
Dividends to non-controlling interests	(1,174)	(1,008)	(2,559)	(1,804)
End of period	11,619	10,843	11,619	10,843
Total equity, end of period	$663,065	$750,173	$663,065	$750,173
Common shares outstanding:
Beginning of period	22,564,956	24,500,706	23,623,887	24,422,934
Common shares issued for delivery of share based awards	14,078	21,030	183,448	175,488
Common shares issued under employee stock purchase plan	—	—	8,029	8,297
Common shares repurchased	(319,678)	(283,712)	(1,556,008)	(368,695)
End of period	22,259,356	24,238,024	22,259,356	24,238,024
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	July 3, 2022	July 4, 2021
Net income	$128,095	$84,245
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	—	8,590
Depreciation	34,516	35,511
Amortization	8,908	11,326
Share based compensation expense	10,695	9,124
Deferred income taxes	1,042	12,164
Unrealized foreign exchange loss (gain)	356	(372)
Share of income from equity investees, net of tax	(2,610)	(1,339)
Dividend from equity investee	—	4,500
Pension and post-retirement funding, net of expense	—	(1,873)
Non-cash accruals and interest	(114)	839
Gain on sale of property, plant and equipment	(1,400)	(210)
Asset impairment	—	10,374
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(67,611)	(72,437)
Inventories	(89,508)	(24,182)
Prepaid expenses and other assets	(4,821)	(536)
Accounts payable and accrued expenses	23,302	(28,651)
Other assets and liabilities	(6,736)	(13,863)
Net cash flow provided by operating activities	34,114	33,210
Cash flows from investing activities:
Additions to property, plant and equipment	(39,955)	(29,659)
Acquisition of businesses, net of cash acquired	—	(160)
Proceeds from sale of subsidiaries, net of cash disposed	—	7,001
Proceeds from sale of property, plant and equipment	6,394	3,392
Other investing activities	(1,152)	(1,247)
Net cash flow used in investing activities	(34,713)	(20,673)
Cash flows from financing activities:
Repayments of long-term debt	—	(945)
Tax withholding on share based awards	(3,109)	(3,944)
Distributions to non-controlling interests	(2,559)	(1,804)
Repurchases of common shares	(140,000)	(42,026)
Net cash flow used in financing activities	(145,668)	(48,719)
Net foreign currency translation adjustment on cash	(2,598)	106
Decrease in cash, cash equivalents and restricted cash	(148,865)	(36,076)
Cash, cash equivalents and restricted cash, beginning of period	391,505	375,234
Cash, cash equivalents and restricted cash, at end of period	$242,640	$339,158
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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 59 manufacturing and distribution facilities in seven countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 62.5% and 56.7% of total accounts receivable as of July 3, 2022, and January 2, 2022, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of July 3, 2022, and January 2, 2022. The allowance for doubtful accounts balance was $2.5 million and $2.1 million as of July 3, 2022, and January 2, 2022, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	July 3, 2022	January 2, 2022
Raw materials	$331,369	$275,269
Finished goods	108,579	78,324
Provision for obsolete or aged inventory	(8,682)	(6,117)
Inventories, net	$431,266	$347,476
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	July 3, 2022	January 2, 2022
Accrued payroll	$75,793	$66,048
Accrued rebates	49,911	51,200
Current portion of operating lease liabilities	25,798	25,551
Accrued interest	16,442	17,125
Other accruals	77,561	77,376
Total accrued expenses	$245,505	$237,300

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	July 3, 2022	January 2, 2022
3.50% senior unsecured notes due 2030	$375,000	$375,000
5.375% senior unsecured notes due 2028	500,000	500,000
Debt issuance costs	(8,638)	(9,279)
Total long-term debt	$866,362	$865,721
Interest expense related to our consolidated indebtedness under our senior unsecured notes was $10.4 million and $20.7 million for the three and six months ended July 3, 2022, respectively, and $11.4 million and $22.9 million for the three and six months ended July 4, 2021, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of July 3, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of July 3, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of July 3, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $249.0 million under our ABL Facility and there were no amounts outstanding as of July 3, 2022.
7. Commitments and Contingencies
The following discussion describes material developments in our legal proceedings since January 2, 2022. Refer to Note 10. Commitments and Contingencies in the consolidated financial statements in our Annual Report for a full description of previously disclosed legal proceedings.

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
Also, on October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. The intended class proceeding seeks damages, punitive damages and other relief. This proceeding is at an early stage. The plaintiff served its certification record on March 31, 2021. The parties have written to the Federal Court asking for available dates in late June 2023 to schedule a two-day certification hearing. We have not recognized an expense related to damages in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated.
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
8. Share Based Compensation Plans
Share based compensation expense was $6.0 million and $10.7 million for the three and six months ended July 3, 2022, respectively, and $4.7 million and $9.1 million for the three and six months ended July 4, 2021, respectively. As of July 3, 2022, the total remaining unrecognized compensation expense related to share based compensation amounted to $28.0 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of July 3, 2022, there were 1,240,237 shares of common stock available for future issuance under the 2021 Equity Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report. As of July 3, 2022, the liability and asset relating to deferred compensation had a fair value of $7.5 million and $8.2 million, respectively. As of July 3, 2022, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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
The total fair value of SARs vested was $0.8 million during the six months ended July 3, 2022.

Six Months Ended July 3, 2022	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	158,725	$7,324	$71.81	7.5
Granted	33,803		88.43
Exercised	(3,780)	122	61.55
Forfeited	(1,814)		99.58
Outstanding, end of period	186,934	$2,002	$74.75	7.4

Exercisable, end of period	127,571	$1,968	$66.33	6.6
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

2022 Grants
SAR value (model conclusion)	$26.52
Risk-free rate	2.0%
Expected dividend yield	0.0%
Expected volatility	26.5%
Expected term (years)	6.0
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

Six Months Ended July 3, 2022	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	442,106	$87.24
Granted	244,664	88.45
Performance adjustment (1)	25,234	57.19
Delivered	(181,149)	77.67
Withheld to cover (2)	(32,148)
Forfeited	(29,540)	95.31
Outstanding, end of period	469,167	$92.89
___________
(1) Performance-based RSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met, and the awards pay out at 100%. These awards are settled with payouts ranging from zero to 200% of the target award value depending on achievement. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.
(2) A portion of the vested RSUs delivered were net shares settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.
Approximately two-thirds of the RSUs granted during the six months ended July 3, 2022, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the six months ended July 3, 2022, is being recognized over the weighted average requisite service period of 2.3 years. During the six months ended July 3, 2022, 213,297 RSUs vested at a fair value of $15.3 million.
9. Restructuring Costs
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity resulted in the closure of one existing stile and rail facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges. As of July 3, 2022, we do not expect to incur any material future charges related to the 2021 Plan.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges. As of July 3, 2022, we do not expect to incur any material future charges related to the 2020 Plan.
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involves specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges. As of July 3, 2022, we do not expect to incur any material future charges related to the 2019 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$4	$—	$4
2020 Plan	—	(3)	16	13
2019 Plan	(90)	—	12	(78)
Total Restructuring (Benefit) Costs	$(90)	$1	$28	$(61)

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$539	$—	$539
2020 Plan	19	1,501	—	1,520
2019 Plan	333	(339)	139	133
Total Restructuring Costs	$352	$1,701	$139	$2,192

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$18	$—	$18
2020 Plan	—	30	16	46
2019 Plan	(181)	—	37	(144)
Total Restructuring (Benefit) Costs	$(181)	$48	$53	$(80)

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$539	$—	$539
2020 Plan	19	3,015	—	3,034
2019 Plan	(28)	—	290	262
Total Restructuring Costs	$(9)	$3,554	$290	$3,835

	Cumulative Amount Incurred Through July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,684	$—	$1,684
2020 Plan	52	—	5,262	39	5,353
2019 Plan	8,969	359	1,671	2,632	13,631
Total Restructuring Costs	$9,021	$359	$8,617	$2,671	$20,668

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 2, 2022	Severance	Closure Costs	Cash Payments	July 3, 2022
2021 Plan	$25	$(26)	$44	$(43)	$—
2020 Plan	22	(35)	81	(69)	(1)
2019 Plan	2	15	(159)	143	1
Total	$49	$(46)	$(34)	$31	$—

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	July 4, 2021
2021 Plan	$—	$539	$—	$(3)	$536
2020 Plan	1,492	260	2,774	(4,472)	54
2019 Plan	291	174	88	(388)	165
Total	$1,783	$973	$2,862	$(4,863)	$755
10. Asset Impairment
During the three and six months ended July 4, 2021, we recognized asset impairment charges of $10.4 million related to assets in the Architectural segment and an asset in the Corporate & Other category, as a result of announced plant closures under the 2021 and 2020 Plans. This amount was determined based upon the excess of the carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the assets. The fair value of the assets was determined to be $6.3 million, compared to a book value of $16.7 million, with the difference representing the asset impairment charges recorded in the condensed consolidated statements of income and comprehensive income.
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $0.0 million and $1.1 million of income tax benefit due to the exercise and delivery of share based awards during the three and six months ended July 3, 2022, respectively, compared to $0.3 million and $2.3 million of income tax benefit during the three and six months ended July 4, 2021.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income attributable to Masonite	$58,515	$35,046	$126,097	$82,027

Shares used in computing basic earnings per share	22,525,333	24,450,542	22,803,403	24,460,098
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	179,620	391,477	254,628	423,716
Shares used in computing diluted earnings per share	22,704,953	24,842,019	23,058,031	24,883,814

Basic earnings per common share attributable to Masonite	$2.60	$1.43	$5.53	$3.35
Diluted earnings per common share attributable to Masonite	$2.58	$1.41	$5.47	$3.30

Anti-dilutive instruments excluded from diluted earnings per common share	104,332	31,432	79,764	31,432

The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. As of July 3, 2022, the $100.0 million ASR transaction was completed with a total delivery of 1,167,765 common shares at a volume-weighted average price (“VWAP”) per share minus an agreed upon discount totaling $85.63 per share. The final delivery of 319,678 common shares were delivered in the second quarter. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery.
13. Segment Information
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. The Corporate & Other category includes unallocated corporate costs and the results of immaterial operating segments which were not aggregated into any reportable segment. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.
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
•    registration and listing fees;

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$608,483	$74,172	$79,894	$4,820	$767,369
Intersegment sales	(707)	(319)	(4,469)	—	(5,495)
Net sales to external customers	$607,776	$73,853	$75,425	$4,820	$761,874

Adjusted EBITDA	$124,974	$8,566	$78	$(15,493)	$118,125

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$493,973	$90,179	$78,234	$5,388	$667,774
Intersegment sales	(584)	(2,369)	(2,411)	—	(5,364)
Net sales to external customers	$493,389	$87,810	$75,823	$5,388	$662,410

Adjusted EBITDA	$100,045	$16,584	$480	$(6,545)	$110,564

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net Sales	$1,177,912	$156,011	$154,553	$11,016	$1,499,492
Intersegment sales	(1,572)	(1,690)	(8,139)	—	(11,401)
Net sales to external customers	$1,176,340	$154,321	$146,414	$11,016	$1,488,091

Adjusted EBITDA	$252,641	$20,409	$(2,820)	$(27,353)	$242,877

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net Sales	$971,202	$180,385	$156,308	$11,731	$1,319,626
Intersegment sales	(1,349)	(4,036)	(5,494)	—	(10,879)
Net sales to external customers	$969,853	$176,349	$150,814	$11,731	$1,308,747

Adjusted EBITDA	$194,527	$33,339	$2,474	$(17,751)	$212,589
A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income attributable to Masonite	$58,515	$35,046	$126,097	$82,027
Plus:
Depreciation	17,244	17,232	34,516	35,511
Amortization	4,296	6,408	8,908	11,326
Share based compensation expense	5,976	4,706	10,695	9,124
Loss (gain) on disposal of property, plant and equipment	1,454	387	(1,400)	(210)
Restructuring (benefit) costs	(61)	2,192	(80)	3,835
Asset impairment	—	10,374	—	10,374
Loss on disposal of subsidiaries	—	8,590	—	8,590
Interest expense, net	10,593	11,918	20,832	23,864
Other (income) expense, net	(400)	(1,586)	(1,815)	(2,929)
Income tax expense	19,649	14,246	43,126	28,859
Net income attributable to non-controlling interest	859	1,051	1,998	2,218
Adjusted EBITDA	$118,125	$110,564	$242,877	$212,589

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Accumulated foreign currency translation losses, beginning of period	$(100,152)	$(91,613)	$(96,919)	$(93,684)
Foreign currency translation (loss) gain	(28,392)	2,495	(30,497)	4,723
Income tax benefit on foreign currency translation (loss) gain	(24)	8	(13)	22
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	3,544	—	3,544
Less: foreign currency translation gain attributable to non-controlling interest	(498)	98	641	269
Accumulated foreign currency translation losses, end of period	(128,070)	(85,664)	(128,070)	(85,664)

Accumulated pension and other post-retirement adjustments, beginning of period	(4,658)	(18,113)	(4,663)	(18,379)
Amortization of actuarial net losses	6	332	12	666
Income tax expense on amortization of actuarial net losses	1	(67)	—	(135)
Accumulated pension and other post-retirement adjustments	(4,651)	(17,848)	(4,651)	(17,848)

Accumulated other comprehensive loss	$(132,721)	$(103,512)	$(132,721)	$(103,512)

Other comprehensive (loss) income, net of tax	$(28,409)	$6,312	$(30,498)	$8,820
Less: other comprehensive income attributable to non-controlling interest	(498)	98	641	269
Other comprehensive (loss) income attributable to Masonite	$(27,911)	$6,214	$(31,139)	$8,551
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended July 3, 2022, were $28.4 million, primarily driven by weakening of the Pound Sterling, the Euro, and the Canadian Dollar in comparison to the U.S. Dollar during the period. During the six months ended July 3, 2022, foreign currency translation losses were $30.5 million primarily driven by weakening of the Pound Sterling, the Euro, and the Canadian Dollar in comparison to the U.S. Dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021
Transactions involving cash:
Interest paid	$20,500	$22,462
Interest received	404	106
Income taxes paid	47,453	26,658
Income tax refunds	919	442
Cash paid for operating lease liabilities	16,430	15,598
Cash paid for finance lease liabilities	654	653
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	2,931	6,883
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	July 3, 2022	January 2, 2022
Cash and cash equivalents	$231,541	$381,395
Restricted cash	11,099	10,110
Total cash, cash equivalents and restricted cash	$242,640	$391,505
Property, plant and equipment additions in accounts payable were $7.7 million and $10.7 million as of July 3, 2022, and January 2, 2022, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	July 3, 2022		January 2, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$302,273	$370,864	$373,238	$370,593
5.375% senior unsecured notes due 2028	$457,075	$495,498	$526,730	$495,128
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended July 3, 2022, and July 4, 2021. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 59 manufacturing and distribution facilities in seven countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended July 3, 2022, we generated net sales of $1,176.3 million or 79.1%, $154.3 million or 10.4% and $146.4 million or 9.8% in our North American Residential, Europe and Architectural segments, respectively.
During the second quarter, we were negatively impacted by rising energy and fuel costs, partly attributable to the war between Russia and Ukraine. In addition, continued logistics constraints and supply chain disruptions reduced production in some of our facilities and impacted our ability to service customers, particularly in our Architectural segment. Base volumes increased in our North American Residential segment as a result of operational execution and steady demand, while consumer sentiment, inflationary pressures, and strengthening of the US Dollar impacted our Europe segment. The extent to which labor and logistics constraints, supply chain disruptions, rising energy and fuel costs, consumer sentiment, interest rates and global inflation impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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
Product Pricing and Mix
The building products industry is highly competitive, and we therefore face pressure on sales prices of our products. In addition, our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. Our business in general is subject to changing consumer and industry trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, which could materially adversely affect us. Changes in consumer preferences may also lead to increased demand for our lower margin products relative to our higher margin products, which could reduce our future profitability.
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
Organizational Restructuring
Over the past several years, we have engaged in a series of restructuring programs related to exiting certain geographies and non-core businesses, consolidating certain internal support functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and lease termination costs. Management continues to evaluate our business; therefore, in future years, there may be additional provisions for new plan initiatives, as well as changes in previously recorded estimates, as payments are made, or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities, which resulted in the closure of an existing specialty door assembly facility and related

MASONITE INTERNATIONAL CORPORATION

headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and continued through 2021. The actions taken as part of the 2021 Plan are expected to increase our annual earnings and cash flows by approximately $2 million.
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
In February 2019, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce across all of our reportable segments and in our head offices. The reorganization of our manufacturing capacity involved specific plants in the North American Residential and Architectural segments and costs associated with the closure of these plants and related headcount reductions began taking place in the first quarter of 2019 (collectively, the "2019 Plan"). Costs associated with the 2019 Plan include severance, retention and closure charges and continued through 2020. The actions taken as part of the 2019 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
Inflation
In 2021 and the first half of 2022, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs. Additionally, rising interest rates may impact the ability of end consumers to purchase our products. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain costs will continue at least through the remainder of fiscal year 2022. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or otherwise mitigate the impact of these inflationary pressures.
Seasonality
Our business is moderately seasonal, and our net sales vary from quarter to quarter based upon the timing of the building season in our markets. Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$761,874	$662,410	$1,488,091	$1,308,747
Cost of goods sold	582,389	498,068	1,124,357	985,767
Gross profit	179,485	164,342	363,734	322,980
Gross profit as a % of net sales	23.6%	24.8%	24.4%	24.7%
Selling, general and administration expenses	90,330	82,511	173,576	166,142
Selling, general and administration expenses as a % of net sales	11.9%	12.5%	11.7%	12.7%
Restructuring (benefit) costs	(61)	2,192	(80)	3,835
Asset impairment	—	10,374	—	10,374
Loss on disposal of subsidiaries	—	8,590	—	8,590
Operating income	89,216	60,675	190,238	134,039
Interest expense, net	10,593	11,918	20,832	23,864
Other (income) expense, net	(400)	(1,586)	(1,815)	(2,929)
Income before income tax expense	79,023	50,343	171,221	113,104
Income tax expense	19,649	14,246	43,126	28,859
Net income	59,374	36,097	128,095	84,245
Less: net income attributable to non-controlling interests	859	1,051	1,998	2,218
Net income attributable to Masonite	$58,515	$35,046	$126,097	$82,027

Three Months Ended July 3, 2022, Compared with Three Months Ended July 4, 2021
Net Sales
Net sales in the three months ended July 3, 2022, were $761.9 million, an increase of $99.5 million or 15.0% from $662.4 million in the three months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2022 by $12.8 million. Excluding this exchange rate impact, net sales would have increased by $112.3 million or 17.0% due to changes in volume, average unit price, impact of divestitures, and sales of components. Average unit price increased net sales in the second quarter of 2022 by $127.4 million or 19.2% compared to the 2021 period. Lower volumes excluding the incremental impact of divestitures ("base volume") decreased net sales by $7.6 million or 1.1% in the second quarter of 2022 compared to the 2021 period. Our 2021 divestiture of our Czech business decreased net sales by $5.4 million or 0.8% in the three months ended July 3, 2022. Net sales of components to external customers decreased $2.1 million or 0.3% in the second quarter of 2022 compared to the 2021 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$608,483	$74,172	$79,894	$4,820	$767,369
Intersegment sales	(707)	(319)	(4,469)	—	(5,495)
Net sales to external customers	$607,776	$73,853	$75,425	$4,820	$761,874
Percentage of consolidated external net sales	79.8%	9.7%	9.9%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$493,973	$90,179	$78,234	$5,388	$667,774
Intersegment sales	(584)	(2,369)	(2,411)	—	(5,364)
Net sales to external customers	$493,389	$87,810	$75,823	$5,388	$662,410
Percentage of consolidated external net sales	74.5%	13.3%	11.4%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended July 3, 2022, were $607.8 million, an increase of $114.4 million or 23.2% from $493.4 million in the three months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2022 by $3.8 million. Excluding this exchange rate impact, net sales would have increased by $118.2 million or 24.0% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the second quarter of 2022 by $102.2 million or 20.7% compared to the 2021 period. Higher base volume increased net sales in the second quarter of 2022 by $16.1 million or 3.3% compared to the 2021 period. Net sales of components to external customers were $0.1 million lower in the second quarter of 2022 compared to the 2021 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended July 3, 2022, were $73.9 million, a decrease of $13.9 million or 15.8% from $87.8 million in the three months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2022 by $8.6 million. Excluding this exchange rate impact, net sales would have decreased by $5.3 million or 6.0% due to changes in volume, average unit price, divestitures and sales of components. Lower base volume decreased net sales by $14.0 million or 15.9% in the second quarter of 2022 compared to the 2021 period due to demand softness driven by weakening consumer confidence in the United Kingdom, which we believe is affecting major purchase decisions. Our 2021 divestiture of our Czech business decreased net sales by $5.4 million or 6.2% in the second quarter of 2022. Average unit price increased net sales in the second quarter of 2022 by $14.0 million or 15.9% compared to the 2021 period. Net sales of components to external customers were $0.1 million higher in the second quarter of 2022 compared to the 2021 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended July 3, 2022, were $75.4 million, a decrease of $0.4 million or 0.5% from $75.8 million in the three months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2022 by $0.3 million. Excluding this exchange rate impact, net sales would have decreased by $0.1 million or 0.1% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales in the second quarter of 2022 by $9.8 million or 12.9% compared to the 2021 period due to material availability challenges. Net sales of components to external customers were $0.2 million lower in the second quarter of 2022 compared to the 2021 period. Average unit price increased net sales in the second quarter of 2022 by $9.9 million or 13.1% compared to the 2021 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.4% and 75.2% for the three months ended July 3, 2022, and July 4, 2021, respectively. Material cost of sales as a percentage of net sales increased by 2.6% compared to the 2021 period. Overhead, direct labor, depreciation, and distribution as a percentage of sales decreased by 0.5%, 0.4%, 0.4%, and 0.1%, respectively, compared to the second quarter of 2021. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in inbound logistics costs, partially offset by higher average unit prices and material cost savings projects. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, higher factory costs and increased plant maintenance as compared to the 2021 period. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by

MASONITE INTERNATIONAL CORPORATION

manufacturing wage and benefit inflation and startup costs. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices as compared to the 2021 period. Distribution as a percentage of net sales decreased due to higher average unit prices, partially offset by increased outbound logistics and personnel costs.
Selling, General and Administration Expenses
In the three months ended July 3, 2022, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 11.9%, as compared to 12.5% in the three months ended July 4, 2021, a decrease of 60 basis points.
SG&A expenses in the three months ended July 3, 2022, were $90.3 million, an increase of $7.8 million from $82.5 million in the three months ended July 4, 2021. The overall increase was driven by a $5.7 million increase in personnel costs primarily driven by increased incentive compensation, wage and benefit inflation and resource investments to support growth; a $1.8 million increase in travel expense as business activities fully returned to pre-pandemic levels; a $1.2 million increase in non-cash items in SG&A expenses, including loss (gain) on disposal of property, plant and equipment, deferred compensation, depreciation and amortization and share based compensation; and a $0.7 million increase in professional and other fees; These increases were partially offset by favorable foreign exchange impacts of $1.1 million, and incremental SG&A savings from our 2021 divestiture of our Czech business of $0.5 million.
Restructuring (Benefit) Costs
Restructuring (benefit) costs in the three months ended July 3, 2022, were minimal, compared to $2.2 million in the three months ended July 4, 2021. Restructuring costs in the prior year period related primarily to the 2021 and 2020 Plans.
Asset Impairment
There were no asset impairment charges in the three months ended July 3, 2022. Asset impairment charges in the three months ended July 4, 2021, were $10.4 million, and resulted from actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the three months ended July 3, 2022, compared to $8.6 million in the three months ended July 4, 2021. The prior year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the three months ended July 3, 2022, was $10.6 million, compared to $11.9 million in the three months ended July 4, 2021. The decrease in interest expense, net is primarily due to the refinancing of our senior notes in 2021.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended July 3, 2022, was $0.4 million of income, compared to $1.6 million of income in the three months ended July 4, 2021, remaining relatively flat as compared to the 2021 period.
Income Tax Expense
Income tax expense in the three months ended July 3, 2022, was $19.6 million, compared to $14.2 million in the three months ended July 4, 2021. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$124,974	$8,566	$78	$(15,493)	$118,125
Adjusted EBITDA as a percentage of segment net sales	20.6%	11.6%	0.1%		15.5%

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$100,045	$16,584	$480	$(6,545)	$110,564
Adjusted EBITDA as a percentage of segment net sales	20.3%	18.9%	0.6%		16.7%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$112,611	$3,446	$(3,042)	$(54,500)	$58,515
Plus:
Depreciation	9,987	2,172	2,764	2,321	17,244
Amortization	467	3,059	219	551	4,296
Share based compensation expense	—	—	—	5,976	5,976
Loss (gain) on disposal of property, plant and equipment	1,399	(1)	136	(80)	1,454
Restructuring (benefit) costs	(90)	(6)	1	34	(61)
Interest expense, net	—	—	—	10,593	10,593
Other (income) expense, net	(2)	(104)	—	(294)	(400)
Income tax expense	—	—	—	19,649	19,649
Net income attributable to non-controlling interest	602	—	—	257	859
Adjusted EBITDA	$124,974	$8,566	$78	$(15,493)	$118,125

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$89,236	$1,454	$(14,626)	$(41,018)	$35,046
Plus:
Depreciation	9,160	2,506	2,608	2,958	17,232
Amortization	497	4,258	1,147	506	6,408
Share based compensation expense	—	—	—	4,706	4,706
Loss on disposal of property, plant and equipment	36	16	—	335	387
Restructuring (benefit) costs	352	—	1,701	139	2,192
Asset impairment	—	—	9,645	729	10,374
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	11,918	11,918
Other (income) expense, net	—	(240)	5	(1,351)	(1,586)
Income tax expense	—	—	—	14,246	14,246
Net income attributable to non-controlling interest	764	—	—	287	1,051
Adjusted EBITDA	$100,045	$16,584	$480	$(6,545)	$110,564
Adjusted EBITDA in our North American Residential segment was $125.0 million in the three months ended July 3, 2022, an increase of $24.9 million, or 24.9%, from $100.0 million in the three months ended July 4, 2021. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $21.7 million and $19.3 million, in the second quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $8.6 million in the three months ended July 3, 2022, a decrease of $8.0 million, or 48.3%, from $16.6 million in the three months ended July 4, 2021. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.7 million and $1.0 million, in the second quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $0.1 million in the three months ended July 3, 2022, a decrease of $0.4 million, or 83.8%, from $0.5 million in the three months ended July 4, 2021. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.9 million and $2.8 million, in the second quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Six Months Ended July 3, 2022, Compared with Six Months Ended July 4, 2021
Net Sales
Net sales in the six months ended July 3, 2022, were $1,488.1 million, an increase of $179.4 million or 13.7% from $1,308.7 million in the six months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2022 by $15.8 million. Excluding this exchange rate impact, net sales would have increased by $195.2 million or 14.9% due to changes in volume, average unit price, impact of divestitures and sales of components. Average unit price increased net sales in the first six months of 2022 by $227.3 million or 17.4% compared to the same period in 2021. Lower volumes excluding the incremental impact of divestitures ("base volume") decreased net sales by $16.5 million or 1.3% in the first six months of 2022 compared to the same period in 2021. Net sales of components to external customers decreased $3.9 million or 0.3% in the first six months of 2022 compared to the same

MASONITE INTERNATIONAL CORPORATION

period in 2021. Our 2021 divestiture of our Czech business decreased net sales by $11.7 million or 0.9% in the first six months of 2022.
Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,177,912	$156,011	$154,553	$11,016	$1,499,492
Intersegment sales	(1,572)	(1,690)	(8,139)	—	(11,401)
Net sales to external customers	$1,176,340	$154,321	$146,414	$11,016	$1,488,091
Percentage of consolidated external net sales	79.1%	10.4%	9.8%

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$971,202	$180,385	$156,308	$11,731	$1,319,626
Intersegment sales	(1,349)	(4,036)	(5,494)	—	(10,879)
Net sales to external customers	$969,853	$176,349	$150,814	$11,731	$1,308,747
Percentage of consolidated external net sales	74.1%	13.5%	11.5%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended July 3, 2022, were $1,176.3 million, an increase of $206.4 million or 21.3% from $969.9 million in the six months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2022 by $4.1 million. Excluding this exchange rate impact, net sales would have increased by $210.5 million or 21.7% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the first six months of 2022 by $181.7 million or 18.7% compared to the 2021 period. Higher base volume increased net sales by $28.5 million or 2.9% in the first six months of 2022 compared to the same period in 2021. Net sales of components to external customers were $0.3 million higher in the first six months of 2022 compared to the same period in 2021.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended July 3, 2022, were $154.3 million, a decrease of $22.0 million or 12.5% from $176.3 million in the six months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2022 by $11.3 million. Excluding this exchange rate impact, net sales would have decreased by $10.7 million or 6.1% due to changes in volume, average unit price, divestitures and sales of components. Lower base volume decreased net sales in the first six months of 2022 by $27.8 million or 15.8% compared to the same period in 2021, due to demand softness driven by weakening consumer confidence in the United Kingdom, which we believe is affecting major purchase decisions. Our 2021 divestiture of our Czech business decreased net sales by $11.7 million or 6.6% in the first six months of 2022. Average unit price increased net sales in the first six months of 2022 by $28.0 million or 15.9% compared to the 2021 period. Net sales of components to external customers were $0.8 million higher in the first six months of 2022 compared to the same period in 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended July 3, 2022, were $146.4 million, a decrease of $4.4 million or 2.9% from $150.8 million in the six months ended July 4, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2022 by $0.3 million. Excluding this exchange rate impact, net sales would have decreased by $4.1 million or 2.7% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales in the first six months of 2022 by $17.3 million or 11.5% compared to the 2021 period resulting from production challenges due to material availability

MASONITE INTERNATIONAL CORPORATION

and the impacts of labor constraints as a result of COVID-19. Net sales of components to external customers were $3.1 million lower in the first six months of 2022 compared to the same period in 2021. Average unit price increased net sales in the first six months of 2022 by $16.3 million or 10.8% compared to the 2021 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.6% and 75.3% for the six months ended July 3, 2022, and July 4, 2021, respectively. Material cost of sales as a percentage of net sales increased by 2.1%, compared to the 2021 period. Direct labor, overhead, depreciation, and distribution as a percentage of net sales decreased by 0.7%, 0.7%, 0.2%, and 0.2%, respectively, compared to the 2021 period. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in logistics costs and tariffs, partially offset by higher average unit prices and material cost savings projects. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage inflation. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business as compared to the 2021 period. The decrease in depreciation in the first six months of 2022 was driven by higher average unit prices as compared to the first six months of 2021. Distribution as a percentage of net sales decreased due to higher logistics costs and personnel costs including wage inflation.
Selling, General and Administration Expenses
In the six months ended July 3, 2022, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 11.7% compared to 12.7% the six months ended July 4, 2021, a decrease of 100 basis points.
SG&A expenses in the six months ended July 3, 2022, were $173.6 million, an increase of $7.5 million from $166.1 million in the six months ended July 4, 2021. The overall increase was driven by an $8.0 million increase in personnel costs primarily driven by increased incentive compensation, wage and benefit inflation and resource investments to support growth; a $3.2 million increase in travel expense as business activities fully returned to pre-pandemic levels; and a $1.4 million increase in professional and other fees. These increases were partially offset by a $2.6 million decrease in non-cash items including depreciation and amortization, deferred compensation, loss on disposal of property, plant and equipment and share based compensation; foreign exchange impacts of $1.5 million; and incremental SG&A savings from our 2021 divestiture of $1.0 million.
Restructuring Costs
Restructuring costs in the six months ended July 3, 2022, were minimal, compared to $3.8 million in the six months ended July 4, 2021. Restructuring costs in the prior year period related primarily to the 2021 and 2020 Plans.
Asset Impairment
There were no asset impairment charges in the six months ended July 3, 2022. Asset impairment charges in the six months ended July 4, 2021, were $10.4 million, and resulted from actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the six months ended July 3, 2022, compared to $8.6 million in the six months ended July 4, 2021. The prior year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the six months ended July 3, 2022, was $20.8 million, compared to $23.9 million in the six months ended July 4, 2021, remaining relatively flat as compared to the 2021 period.

MASONITE INTERNATIONAL CORPORATION

Other (Income) Expense, Net
Other (income) expense, net, in the six months ended July 3, 2022, was $1.8 million, compared to $2.9 million in the six months ended July 4, 2021. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust and a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, partially offset by an increase in pension expense.
Income Tax Expense
Income tax expense in the six months ended July 3, 2022, was $43.1 million, compared to $28.9 million in the six months ended July 4, 2021. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.
Segment Information

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$252,641	$20,409	$(2,820)	$(27,353)	$242,877
Adjusted EBITDA as a percentage of segment net sales	21.5%	13.2%	(1.9)%		16.3%

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$194,527	$33,339	$2,474	$(17,751)	$212,589
Adjusted EBITDA as a percentage of segment net sales	20.1%	18.9%	1.6%		16.2%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income attributable to Masonite	$229,644	$9,178	$(5,868)	$(106,857)	$126,097
Plus:
Depreciation	19,951	4,513	5,643	4,409	34,516
Amortization	1,086	6,329	401	1,092	8,908
Share based compensation expense	—	—	—	10,695	10,695
Loss (gain) on disposal of property, plant and equipment	1,737	(13)	(3,044)	(80)	(1,400)
Restructuring (benefit) costs	(181)	—	48	53	(80)
Interest expense, net	—	—	—	20,832	20,832
Other (income) expense, net	(792)	402	—	(1,425)	(1,815)
Income tax expense	—	—	—	43,126	43,126
Net income attributable to non-controlling interest	1,196	—	—	802	1,998
Adjusted EBITDA	$252,641	$20,409	$(2,820)	$(27,353)	$242,877

MASONITE INTERNATIONAL CORPORATION

	Six Months Ended July 4, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$173,209	$12,862	$(18,439)	$(85,605)	$82,027
Plus:
Depreciation	18,671	5,091	5,271	6,478	35,511
Amortization	912	7,143	2,289	982	11,326
Share based compensation expense	—	—	—	9,124	9,124
Loss (gain) on disposal of property, plant and equipment	124	12	149	(495)	(210)
Restructuring (benefit) costs	(9)	—	3,554	290	3,835
Asset impairment	—	—	9,645	729	10,374
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	23,864	23,864
Other (income) expense, net	—	(359)	5	(2,575)	(2,929)
Income tax expense	—	—	—	28,859	28,859
Net income attributable to non-controlling interest	1,620	—	—	598	2,218
Adjusted EBITDA	$194,527	$33,339	$2,474	$(17,751)	$212,589
Adjusted EBITDA in our North American Residential segment was $252.6 million in the six months ended July 3, 2022, an increase of $58.1 million, or 29.9%, from $194.5 million in the six months ended July 4, 2021. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $44.2 million and $38.5 million in the first six months of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $20.4 million in the six months ended July 3, 2022, a decrease of $12.9 million, or 38.8%, from $33.3 million in the six months ended July 4, 2021. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $3.4 million and $2.0 million in the first six months of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was a loss of $2.8 million in the six months ended July 3, 2022, a decrease of $5.3 million, or 214.0%, from $2.5 million of earnings in the six months ended July 4, 2021. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $5.7 million and $5.6 million in the first six months of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
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
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility, and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of July 3, 2022, we had $231.5 million of cash and cash equivalents, availability under our ABL Facility of $249.0 million and availability under our AR Sales Program of $1.8 million.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $34.1 million during the six months ended July 3, 2022, compared to $33.2 million of cash provided by operating activities in the six months ended July 4, 2021. This $0.9 million increase in cash provided by operating activities was due to a $6.6 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items, offset by a $5.7 million increase in working capital and other assets and liabilities in the first six months of 2022 compared to the same period in 2021.
Cash used in investing activities was $34.7 million during the six months ended July 3, 2022, compared to $20.7 million in the six months ended July 4, 2021. This $14.0 million increase in cash used in investing activities was driven by a $10.3 million increase in cash additions to property, plant and equipment, the absence of $6.8 million of proceeds from sale of subsidiaries, net of cash disposed, partially offset by a $3.0 million increase in proceeds from the sale of property, plant and equipment and a $0.1 million decrease in other investing activities in the first six months of 2022 compared to the same period in 2021.
Cash used in financing activities was $145.7 million during the six months ended July 3, 2022, compared to $48.7 million during the six months ended July 4, 2021. This $97.0 million increase in cash used in financing activities was driven by a $98.0 million increase in cash used for repurchases of common shares and a $0.8 million increase in distributions to non-controlling interests, partially offset by a $0.9 million decrease in cash used for repayments of long-term debt and a $0.8 million decrease in cash used for tax withholding on share based awards in the first six months of 2022 compared to the same period in 2021.
Share Repurchases
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. As of July 3, 2022, the initial $100.0 million ASR transaction was completed with a total delivery of 1,167,765 common shares at a volume-weighted average price (“VWAP”) per share minus an agreed upon discount totaling $85.63 per share. The final delivery of 319,678 common shares were delivered in the second quarter. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery. During the six months ended July 3, 2022, we repurchased 1,556,008 of our common shares at an aggregate cost of $140.0 million as part of the share repurchase programs and ASR. During the six months ended July 4, 2021, we repurchased 368,695 of our common shares in the open market at an aggregate cost of $42.0 million. As of July 3, 2022, there was $256.4 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of July 3, 2022, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of July 3, 2022. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of July 3, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of July 3, 2022. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of July 3, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of July 3, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $249.0 million under our ABL Facility and there were no amounts outstanding as of July 3, 2022.
Supplemental Guarantor Financial Information
Our obligations under the 2030 Notes, 2028 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $680.8 million and $1,321.4 million for the three and six months ended July 3, 2022, respectively, and $590.7 million and $1,159.9 million for the three and six months ended July 4, 2021, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $99.3 million and $201.0 million for the three and six months ended July 3, 2022, respectively, and $93.4 million and $170.4 million for the three and six months ended July 4, 2021, respectively. Our non-guarantor subsidiaries had total assets of $2.4 billion and $2.3 billion as of July 3, 2022, and January 2, 2022, respectively, and total liabilities of $997.5 million and $980.6 million as of July 3, 2022, and January 2, 2022, respectively.
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

MASONITE INTERNATIONAL CORPORATION

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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
The following table provides information about our share repurchase activity for the three months ended July 3, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 4, 2022 through May 1, 2022	—	$—	—	$256,393,264
May 2, 2022 through May 29, 2022	—	—	—	256,393,264
May 30, 2022 through July 3, 2022	319,678	85.63	319,678	256,393,264
Total	319,678	$85.63	319,678
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. As of July 3, 2022, the $100.0 million ASR transaction was completed with a total delivery of 1,167,765 common shares at a volume-weighted average price (“VWAP”) per share minus an agreed upon discount totaling $85.63 per share. The final delivery of 319,678 common shares were delivered in the second quarter. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery. The share repurchase programs have no specified end date, and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. As of July 3, 2022, $256.4 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 3, 2022, the Human Resources and Compensation Committee (the “Committee”) of the Company’s Board of Directors made a special one-time grant of performance-vesting restricted stock units (“PRSUs”) under the Company’s 2021 Omnibus Incentive Plan to each of Howard C. Heckes, our President and Chief Executive Officer, Russell T. Tiejema, our Executive Vice President and Chief Financial Officer, Randal A. White, our Senior Vice President, Global Operations and Supply Chain, and Robert A. Paxton, our Senior Vice President, Human Resources (collectively, the “NEOs”). This special PRSU grant is designed to enhance our ability to retain each NEO by motivating our senior leaders to achieve and maintain record levels of EBITDA performance.
The total number of PRSUs granted is as follows:
•Mr. Heckes: An amount of PRSUs equivalent to $2.5 million divided by the closing price of the Company’s Common Stock on August 3, 2022;
•Mr. Tiejema: An amount of PRSUs equivalent to $1.5 million divided by the closing price of the Company’s Common Stock on August 3, 2022;
•Mr. Paxton: An amount of PRSUs equivalent to $1.0 million divided by the closing price of the Company’s Common Stock on August 3, 2022; and
•Mr. White: An amount of PRSUs equivalent to $1.0 million divided by the closing price of the Company’s Common Stock on August 3, 2022.
This special PRSU grant will vest upon the satisfaction of a “Performance Vesting Condition” (as set forth herein), subject to the NEO’s continued employment with the Company on August 3, 2025. Thirty-four percent (34%) of the PRSUs will satisfy the Performance Vesting Condition if, and only if, MIP Adjusted EBITDA (as that term is defined in the “MIP and LTIP Definitions and Reconciliation” section of the Company’s proxy statement filed with the SEC on March 25, 2022) for the Company’s 2022 fiscal year equals or exceeds $500 million (excluding payments under a cash retention program adopted by the Committee on the same date on which the special PRSU grants were made and in which the NEOs are not eligible to participate) and the remaining sixty-six percent (66%) of the PRSUs will satisfy the Performance Vesting Condition if, and only if, MIP Adjusted EBITDA for either the Company’s 2023 or 2024 fiscal years equals or exceeds $500 million. Any PRSUs for which the Performance Vesting Condition is not satisfied are automatically forfeited on the date on which the Committee confirms that the applicable level of MIP Adjusted EBITDA was not achieved (and is no longer capable of being achieved within the applicable time period). Except as is described in the following sentence, even if a PRSU has satisfied the Performance Vesting Condition, PRSUs will be automatically forfeited upon the NEO’s termination of employment with the Company for any reason if such termination occurs prior to August 3, 2025. The agreements governing the PRSUs include the same accelerated vesting provisions related to death and disability and in connection with a change in control that apply to the Company’s annual equity award agreements.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

10.1*#	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan (August 2022)
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended July 3, 2022, and July 4, 2021; (ii) the Registrant's Condensed Consolidated Balance Sheets as of July 3, 2022, and January 2, 2022; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 3, 2022, and July 4, 2021; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2022, and July 4, 2021; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 9, 2022	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)