Form 10-Q
period 2022-10-02
MASONITE INTERNATIONAL CORP
filed 2022-11-08
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
or
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
The registrant had outstanding 22,276,041 shares of Common Stock, no par value, as of November 4, 2022.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 2, 2022

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
•our ability to replace our expiring patents and to innovate, keep pace with technological developments and successfully consummate and integrate acquisitions;
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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$727,626	$652,208	$2,215,717	$1,960,955
Cost of goods sold	560,442	498,103	1,684,799	1,483,870
Gross profit	167,184	154,105	530,918	477,085
Selling, general and administration expenses	82,690	76,632	256,266	242,774
Restructuring (benefit) costs	(141)	1,311	(221)	5,146
Asset impairment	—	—	—	10,374
Loss on disposal of subsidiaries	—	—	—	8,590
Operating income	84,635	76,162	274,873	210,201
Interest expense, net	10,266	11,349	31,098	35,213
Loss on extinguishment of debt	—	13,583	—	13,583
Other (income) expense, net	211	(1,471)	(1,604)	(4,400)
Income before income tax expense	74,158	52,701	245,379	165,805
Income tax expense	16,376	13,854	59,502	42,713
Net income	57,782	38,847	185,877	123,092
Less: net income attributable to non-controlling interests	745	1,156	2,743	3,374
Net income attributable to Masonite	$57,037	$37,691	$183,134	$119,718

Basic earnings per common share attributable to Masonite	$2.56	$1.57	$8.09	$4.92
Diluted earnings per common share attributable to Masonite	$2.54	$1.54	$8.01	$4.84

Comprehensive income:
Net income	$57,782	$38,847	$185,877	$123,092
Other comprehensive loss:
Foreign currency translation loss	(29,021)	(9,164)	(59,518)	(897)
Amortization of actuarial net losses	6	334	18	1,000
Income tax benefit (expense) related to other comprehensive loss	(45)	(83)	(58)	(196)
Other comprehensive loss, net of tax:	(29,060)	(8,913)	(59,558)	(93)
Comprehensive income	28,722	29,934	126,319	122,999
Less: comprehensive (loss) income attributable to non-controlling interests	700	990	3,339	3,477
Comprehensive income attributable to Masonite	$28,022	$28,944	$122,980	$119,522

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	October 2, 2022	January 2, 2022
Current assets:
Cash and cash equivalents	$250,705	$381,395
Restricted cash	11,999	10,110
Accounts receivable, net	401,664	343,414
Inventories, net	437,202	347,476
Prepaid expenses and other assets	49,214	50,399
Income taxes receivable	5,260	1,332
Total current assets	1,156,044	1,134,126
Property, plant and equipment, net	618,240	626,797
Operating lease right-of-use assets	161,589	176,445
Investment in equity investees	14,789	14,994
Goodwill	64,987	77,102
Intangible assets, net	128,678	150,487
Deferred income taxes	30,461	20,764
Other assets	45,652	45,903
Total assets	$2,220,440	$2,246,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135,461	$138,788
Accrued expenses	228,257	237,300
Income taxes payable	11,156	8,551
Total current liabilities	374,874	384,639
Long-term debt	866,699	865,721
Long-term operating lease liabilities	150,467	165,670
Deferred income taxes	81,934	77,936
Other liabilities	49,827	52,874
Total liabilities	1,523,801	1,546,840
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 22,275,612 and 23,623,887 shares issued and outstanding as of October 2, 2022, and January 2, 2022, respectively	522,575	543,400
Additional paid-in capital	221,358	222,177
Retained earnings	103,308	24,244
Accumulated other comprehensive loss	(161,736)	(101,582)
Total equity attributable to Masonite	685,505	688,239
Equity attributable to non-controlling interests	11,134	11,539
Total equity	696,639	699,778
Total liabilities and equity	$2,220,440	$2,246,618

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Total equity, beginning of period	$663,065	$750,173	$699,778	$695,117
Share capital:
Beginning of period	521,243	556,398	543,400	552,969
Common shares issued for delivery of share based awards	555	779	13,531	11,843
Common shares issued under employee stock purchase plan	777	769	1,574	1,593
Common shares repurchased	—	(8,478)	(35,930)	(16,937)
End of period	522,575	549,468	522,575	549,468
Additional paid-in capital:
Beginning of period	216,653	217,599	222,177	223,666
Share based compensation expense	5,556	2,336	16,251	11,460
Common shares issued for delivery of share based awards	(555)	(779)	(13,531)	(11,843)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(223)	(890)	(3,332)	(4,834)
Common shares issued under employee stock purchase plan	(73)	(139)	(207)	(322)
Common shares repurchased	—	—	—	—
End of period	221,358	218,127	221,358	218,127
Retained earnings:
Beginning of period	46,271	68,845	24,244	20,385
Net income attributable to Masonite	57,037	37,691	183,134	119,718
Common shares repurchased	—	(32,631)	(104,070)	(66,198)
End of period	103,308	73,905	103,308	73,905
Accumulated other comprehensive loss:
Beginning of period	(132,721)	(103,512)	(101,582)	(112,063)
Other comprehensive loss attributable to Masonite, net of tax	(29,015)	(8,747)	(60,154)	(196)
End of period	(161,736)	(112,259)	(161,736)	(112,259)
Equity attributable to non-controlling interests:
Beginning of period	11,619	10,843	11,539	10,160
Net income attributable to non-controlling interests	745	1,156	2,743	3,374
Other comprehensive (loss) income attributable to non-controlling interests, net of tax	(45)	(166)	596	103
Dividends to non-controlling interests	(1,185)	(593)	(3,744)	(2,397)
End of period	11,134	11,240	11,134	11,240
Total equity, end of period	$696,639	$740,481	$696,639	$740,481
Common shares outstanding:
Beginning of period	22,259,356	24,238,024	23,623,887	24,422,934
Common shares issued for delivery of share based awards	7,718	20,370	191,166	195,858
Common shares issued under employee stock purchase plan	8,538	6,794	16,567	15,091
Common shares repurchased	—	(369,148)	(1,556,008)	(737,843)
End of period	22,275,612	23,896,040	22,275,612	23,896,040
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	October 2, 2022	October 3, 2021
Net income	$185,877	$123,092
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	—	8,590
Loss on extinguishment of debt	—	13,583
Depreciation	51,977	52,876
Amortization	13,164	16,749
Share based compensation expense	16,251	11,460
Deferred income taxes	(4,675)	11,989
Unrealized foreign exchange loss (gain)	859	(490)
Share of income from equity investees, net of tax	(3,944)	(2,404)
Dividend from equity investee	4,500	4,500
Pension and post-retirement funding, net of expense	140	(3,708)
Non-cash accruals and interest	199	1,268
Gain on sale of property, plant and equipment	(1,245)	1,954
Asset impairment	—	10,374
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(70,530)	(65,448)
Inventories	(101,305)	(54,425)
Prepaid expenses and other assets	85	1,261
Accounts payable and accrued expenses	(3,307)	(28,587)
Other assets and liabilities	(5,127)	(2,615)
Net cash flow provided by operating activities	82,919	100,019
Cash flows from investing activities:
Additions to property, plant and equipment	(65,792)	(46,626)
Acquisition of businesses, net of cash acquired	—	(160)
Proceeds from sale of subsidiaries, net of cash disposed	—	7,001
Proceeds from sale of property, plant and equipment	6,393	3,377
Other investing activities	(2,068)	(1,782)
Net cash flow used in investing activities	(61,467)	(38,190)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	375,000
Repayments of long-term debt	—	(300,945)
Payment of debt extinguishment costs	—	(10,810)
Payment of debt issuance costs	—	(4,672)
Tax withholding on share based awards	(3,332)	(4,834)
Distributions to non-controlling interests	(2,500)	(2,397)
Repurchases of common shares	(140,000)	(83,135)
Net cash flow used in financing activities	(145,832)	(31,793)
Net foreign currency translation adjustment on cash	(4,421)	(1,294)
(Decrease) Increase in cash, cash equivalents and restricted cash	(128,801)	28,742
Cash, cash equivalents and restricted cash, beginning of period	391,505	375,234
Cash, cash equivalents and restricted cash, at end of period	$262,704	$403,976
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the SEC (the "Annual Report"). Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as a year.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2021 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In December 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, "Government Assistance," which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We adopted the new guidance as of January 3, 2022, the beginning of fiscal year 2022, and the adoption did not have a material impact on our financial statements. We do not anticipate the adoption will have a material impact on our annual disclosures.
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 61.1% and 56.7% of total accounts receivable as of October 2, 2022, and January 2, 2022, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of October 2, 2022, and January 2, 2022. The allowance for doubtful accounts balance was $2.1 million as of October 2, 2022, and January 2, 2022.
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
Certain wood moldings and millwork products being imported into the U.S. are subject to import tariffs. Tariff deposits are paid to the government and are recoverable through an assessment process.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	October 2, 2022	January 2, 2022
Raw materials	$343,056	$275,269
Finished goods	103,269	78,324
Provision for obsolete or aged inventory	(9,123)	(6,117)
Inventories, net	$437,202	$347,476
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	October 2, 2022	January 2, 2022
Accrued payroll	$69,245	$66,048
Accrued rebates	53,876	51,200
Current portion of operating lease liabilities	25,977	25,551
Accrued interest	6,448	17,125
Other accruals	72,711	77,376
Total accrued expenses	$228,257	$237,300

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	October 2, 2022	January 2, 2022
3.50% senior unsecured notes due 2030	$375,000	$375,000
5.375% senior unsecured notes due 2028	500,000	500,000
Debt issuance costs	(8,301)	(9,279)
Total long-term debt	$866,699	$865,721
Interest expense related to our consolidated indebtedness under our senior unsecured notes was $10.4 million and $31.1 million for the three and nine months ended October 2, 2022, respectively, and $10.7 million and $33.5 million for the three and nine months ended October 3, 2021, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of October 2, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of October 2, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of October 2, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $250.0 million under our ABL Facility and there were no amounts outstanding as of October 2, 2022.
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
8. Share Based Compensation Plans
Share based compensation expense was $5.6 million and $16.3 million for the three and nine months ended October 2, 2022, respectively, and $2.3 million and $11.5 million for the three and nine months ended October 3, 2021, respectively. As of October 2, 2022, the total remaining unrecognized compensation expense related to share based compensation amounted to $33.0 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of October 2, 2022, there were 941,633 shares of common stock available for future issuance under the 2021 Equity Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described in our Annual Report. As of October 2, 2022, the liability and asset relating to deferred compensation had a fair value of $6.7 million and $6.3 million, respectively. As of October 2, 2022, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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
The total fair value of SARs vested was $0.8 million during the nine months ended October 2, 2022.

Nine Months Ended October 2, 2022	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	158,725	$7,324	$71.81	7.5
Granted	33,803		88.43
Exercised	(4,580)	169	56.51
Cancelled and forfeited	(3,743)		96.15
Outstanding, end of period	184,205	$1,246	$74.75	7.3

Exercisable, end of period	124,842	$1,220	$66.14	6.5
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

Nine Months Ended October 2, 2022	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	442,106	$87.24
Granted	420,781	88.57
Performance adjustment (1)	25,234	57.19
Delivered	(187,613)	77.98
Withheld to cover (2)	(34,755)
Forfeited	(41,095)	95.12
Outstanding, end of period	624,658	$91.83
___________
(1) Performance-based RSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. Certain awards are settled with payouts ranging from zero to 200% of the target award value depending on achievement. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.
(2) A portion of the vested RSUs delivered were net shares settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.
Approximately half of the RSUs granted during the nine months ended October 2, 2022, vest at specified future dates with only service requirements, while the remaining portion of the RSUs vest based on both performance and service requirements. The value of RSUs granted in the nine months ended October 2, 2022, is being recognized over the weighted average requisite service period of 2.5 years. During the nine months ended October 2, 2022, 222,368 RSUs vested at a fair value of $16.0 million.
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
As of October 2, 2022, we do not expect to incur any material future charges related to the 2021 Plan, 2020 Plan or the 2019 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$—	$—
2020 Plan	—	23	—	23
2019 Plan	(178)	—	14	(164)
Total Restructuring (Benefit) Costs	$(178)	$23	$14	$(141)

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$875	$—	$875
2020 Plan	4	439	—	443
2019 Plan	(40)	—	33	(7)
Total Restructuring (Benefit) Costs	$(36)	$1,314	$33	$1,311

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$18	$—	$18
2020 Plan	—	53	16	69
2019 Plan	(359)	—	51	(308)
Total Restructuring (Benefit) Costs	$(359)	$71	$67	$(221)

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2021 Plan	$—	$1,414	$—	$1,414
2020 Plan	23	3,454	—	3,477
2019 Plan	(68)	—	323	255
Total Restructuring (Benefit) Costs	$(45)	$4,868	$323	$5,146

	Cumulative Amount Incurred Through October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,684	$—	$1,684
2020 Plan	52	—	5,285	39	5,376
2019 Plan	8,791	359	1,671	2,646	13,467
Total Restructuring Costs	$8,843	$359	$8,640	$2,685	$20,527

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 2, 2022	Severance	Closure Costs	Cash Payments	October 2, 2022
2021 Plan	$25	$(26)	$44	$(43)	$—
2020 Plan	22	(35)	104	(92)	(1)
2019 Plan	2	15	(323)	307	1
Total	$49	$(46)	$(175)	$172	$—

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	October 3, 2021
2021 Plan	$—	$546	$868	$(1,321)	$93
2020 Plan	1,492	264	3,213	(4,945)	24
2019 Plan	291	175	80	(456)	90
Total	$1,783	$985	$4,161	$(6,722)	$207
10. Asset Impairment
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
11. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.5% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $1.1 million of income tax benefit due to the exercise and delivery of share based awards during the nine months ended October 2, 2022, compared to $0.4 million and $2.7 million of income tax benefit during the three and nine months ended October 3, 2021.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA are generally effective beginning January 1, 2023, and no significant impact to the consolidated financial statements is anticipated. Management continues to review the IRA tax provisions to assess impacts to our future consolidated financial statements.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income attributable to Masonite	$57,037	$37,691	$183,134	$119,718

Shares used in computing basic earnings per share	22,267,684	24,068,744	22,624,830	24,329,647
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	224,190	357,649	248,197	389,971
Shares used in computing diluted earnings per share	22,491,874	24,426,393	22,873,027	24,719,618

Basic earnings per common share attributable to Masonite	$2.56	$1.57	$8.09	$4.92
Diluted earnings per common share attributable to Masonite	$2.54	$1.54	$8.01	$4.84

Anti-dilutive instruments excluded from diluted earnings per common share	212,197	31,530	223,660	31,530
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price (“VWAP”) per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery.
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
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$579,908	$66,109	$82,388	$4,625	$733,030
Intersegment sales	(468)	(391)	(4,545)	—	(5,404)
Net sales to external customers	$579,440	$65,718	$77,843	$4,625	$727,626

Adjusted EBITDA	$115,092	$3,898	$(219)	$(6,849)	$111,922

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$489,156	$86,280	$79,526	$4,030	$658,992
Intersegment sales	(636)	(1,882)	(4,266)	—	(6,784)
Net sales to external customers	$488,520	$84,398	$75,260	$4,030	$652,208

Adjusted EBITDA	$91,482	$16,680	$1,040	$(4,441)	$104,761

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net Sales	$1,757,820	$222,120	$236,941	$15,641	$2,232,522
Intersegment sales	(2,040)	(2,081)	(12,684)	—	(16,805)
Net sales to external customers	$1,755,780	$220,039	$224,257	$15,641	$2,215,717

Adjusted EBITDA	$367,733	$24,307	$(3,039)	$(34,202)	$354,799

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net Sales	$1,460,358	$266,665	$235,834	$15,761	$1,978,618
Intersegment sales	(1,985)	(5,918)	(9,760)	—	(17,663)
Net sales to external customers	$1,458,373	$260,747	$226,074	$15,761	$1,960,955

Adjusted EBITDA	$286,009	$50,019	$3,514	$(22,192)	$317,350
A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income attributable to Masonite	$57,037	$37,691	$183,134	$119,718
Plus:
Depreciation	17,461	17,365	51,977	52,876
Amortization	4,256	5,423	13,164	16,749
Share based compensation expense	5,556	2,336	16,251	11,460
Loss (gain) on disposal of property, plant and equipment	155	2,164	(1,245)	1,954
Restructuring (benefit) costs	(141)	1,311	(221)	5,146
Asset impairment	—	—	—	10,374
Loss on disposal of subsidiaries	—	—	—	8,590
Interest expense, net	10,266	11,349	31,098	35,213
Loss on extinguishment of debt	—	13,583	—	13,583
Other (income) expense, net	211	(1,471)	(1,604)	(4,400)
Income tax expense	16,376	13,854	59,502	42,713
Net income attributable to non-controlling interest	745	1,156	2,743	3,374
Adjusted EBITDA	$111,922	$104,761	$354,799	$317,350

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Accumulated foreign currency translation losses, beginning of period	$(128,070)	$(85,664)	$(96,919)	$(93,684)
Foreign currency translation loss	(29,021)	(9,164)	(59,518)	(4,441)
Income tax (benefit) expense on foreign currency translation loss	(45)	(15)	(58)	7
Cumulative translation adjustment recognized upon deconsolidation of subsidiary	—	—	—	3,544
Less: foreign currency translation (loss) gain attributable to non-controlling interest	(45)	(166)	596	103
Accumulated foreign currency translation losses, end of period	(157,091)	(94,677)	(157,091)	(94,677)

Accumulated pension and other post-retirement adjustments, beginning of period	(4,651)	(17,848)	(4,663)	(18,379)
Amortization of actuarial net losses	6	334	18	1,000
Income tax expense on amortization of actuarial net losses	—	(68)	—	(203)
Accumulated pension and other post-retirement adjustments	(4,645)	(17,582)	(4,645)	(17,582)

Accumulated other comprehensive loss	$(161,736)	$(112,259)	$(161,736)	$(112,259)

Other comprehensive (loss) income, net of tax	$(29,060)	$(8,913)	$(59,558)	$(93)
Less: other comprehensive (loss) income attributable to non-controlling interest	(45)	(166)	596	103
Other comprehensive (loss) income attributable to Masonite	$(29,015)	$(8,747)	$(60,154)	$(196)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three and nine months ended October 2, 2022, were $29.0 million and $59.5 million, respectively. These foreign currency translation losses were primarily driven by weakening of the Pound Sterling, the Canadian dollar and the Euro in comparison to the U.S. dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021
Transactions involving cash:
Interest paid	$40,650	$42,472
Interest received	1,032	182
Income taxes paid	67,841	31,587
Income tax refunds	1,576	406
Cash paid for operating lease liabilities	24,526	22,100
Cash paid for finance lease liabilities	1,005	989
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	4,694	49,040
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	October 2, 2022	January 2, 2022
Cash and cash equivalents	$250,705	$381,395
Restricted cash	11,999	10,110
Total cash, cash equivalents and restricted cash	$262,704	$391,505
Property, plant and equipment additions in accounts payable were $12.2 million and $10.7 million as of October 2, 2022, and January 2, 2022, respectively.
16. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	October 2, 2022		January 2, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$289,380	$370,999	$373,238	$370,593
5.375% senior unsecured notes due 2028	$441,075	$495,700	$526,730	$495,128
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
17. Subsequent Event
On October 28, 2022, the Company entered into an amendment (the "ABL Amendment") to our ABL Facility, which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million (subject to certain specified sublimits available thereunder) to an aggregate of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowing in U.S. dollars with an interest rate based on the sum of (x) a secured overnight financing rate published by an administrator of such rate plus plus (y) 10 basis points. The terms of the ABL

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Facility remained otherwise substantially unchanged. As of November 7, 2022, we had availability of $350.0 million under our ABL Facility and there were no amounts outstanding.
On November 2, 2022, the Company entered into a definitive agreement to acquire the holding company of Endura Products ("Endura"), for approximately $375.0 million in cash, subject to customary closing adjustments and regulatory approval. Endura is a leading innovator and manufacturer high-performance door frames and door system components. The transaction is currently expected to be completed near the end of 2022, subject to satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will be funded with a combination of cash on hand, borrowings under the ABL Facility and an expected new term loan.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended October 2, 2022, and October 3, 2021. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended October 2, 2022, we generated net sales of $1,755.8 million or 79.2%, $220.0 million or 9.9% and $224.3 million or 10.1% in our North American Residential, Europe and Architectural segments, respectively.
During the third quarter, we continued to be negatively impacted by rising energy and fuel costs, partly attributable to the war between Russia and Ukraine. In addition, production challenges in some of our facilities impacted our ability to service customers, particularly in our Architectural segment. Base volumes decreased in our North American Residential segment due to new housing weakness and wholesale inventory destocking with the residential repair, renovation and remodeling channel remaining resilient, while consumer sentiment, inflationary pressures and strengthening of the U.S. dollar impacted our Europe segment. The extent to which labor and logistics constraints, supply chain disruptions, rising energy and fuel costs, consumer sentiment, interest rates and global inflation impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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
In May 2021, we initiated further actions to improve overall business performance that includes the reorganization of our specialty door manufacturing capacity in our Architectural reportable segment. The reorganization

MASONITE INTERNATIONAL CORPORATION

of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the reorganization of these facilities, which resulted in the closure of an existing specialty door assembly facility and related headcount reductions beginning in the second quarter of 2021 (collectively, the "2021 Plan"). Costs associated with the 2021 Plan include severance and closure charges and continued through 2021. The actions taken as part of the 2021 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
In November 2020, we began implementing a plan to improve overall business performance that includes the reorganization of our manufacturing capacity and a reduction of our overhead and selling, general and administration workforce primarily in our Architectural reportable segment as well as limited actions in the North American Residential reportable segment. The reorganization of our manufacturing capacity involves specific facilities in the Architectural segment and costs associated with the closure of these facilities and related headcount reductions began taking place in the fourth quarter of 2020 (collectively, the "2020 Plan"). Costs associated with the 2020 Plan include severance and closure charges and continued through 2021. The actions taken as part of the 2020 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
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
Inflation
In 2021 and the first nine months of 2022, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs. Additionally, rising interest rates may impact the ability of end consumers to purchase our products. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain costs will continue at least through the remainder of fiscal year 2022. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or otherwise mitigate the impact of these inflationary pressures.
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
On November 2, 2022, the Company entered into a definitive agreement to acquire the holding company of Endura Products ("Endura"), for approximately $375.0 million in cash, subject to customary closing adjustments and regulatory approval. Endura is a leading innovator and manufacturer of high-performance door frames and door system components. The transaction is currently expected to be completed near the end of 2022, subject to satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will be funded with a combination of cash on hand, borrowings under the ABL Facility and an expected new term loan.
On June 14, 2021, we completed the sale of all of the capital stock of our Czech business ("Czech") for consideration of $7.0 million, net of cash disposed. The divestiture of this business resulted in a loss on sale of subsidiaries of $8.6 million, which was recognized during the second quarter of 2021 in the Europe segment.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$727,626	$652,208	$2,215,717	$1,960,955
Cost of goods sold	560,442	498,103	1,684,799	1,483,870
Gross profit	167,184	154,105	530,918	477,085
Gross profit as a % of net sales	23.0%	23.6%	24.0%	24.3%
Selling, general and administration expenses	82,690	76,632	256,266	242,774
Selling, general and administration expenses as a % of net sales	11.4%	11.7%	11.6%	12.4%
Restructuring (benefit) costs	(141)	1,311	(221)	5,146
Asset impairment	—	—	—	10,374
Loss on disposal of subsidiaries	—	—	—	8,590
Operating income	84,635	76,162	274,873	210,201
Interest expense, net	10,266	11,349	31,098	35,213
Loss on extinguishment of debt	—	13,583	—	13,583
Other (income) expense, net	211	(1,471)	(1,604)	(4,400)
Income before income tax expense	74,158	52,701	245,379	165,805
Income tax expense	16,376	13,854	59,502	42,713
Net income	57,782	38,847	185,877	123,092
Less: net income attributable to non-controlling interests	745	1,156	2,743	3,374
Net income attributable to Masonite	$57,037	$37,691	$183,134	$119,718

Three Months Ended October 2, 2022, Compared with Three Months Ended October 3, 2021
Net Sales
Net sales in the three months ended October 2, 2022, were $727.6 million, an increase of $75.4 million or 11.6% from $652.2 million in the three months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the third quarter of 2022 by $15.0 million. Excluding this exchange rate impact, net sales would have increased by $90.4 million or 13.9% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the third quarter of 2022 by $136.0 million or 20.9% compared to the 2021 period. Lower volumes excluding the incremental impact of acquisitions or divestitures ("base volume") decreased net sales by $39.5 million or 6.1% in the third quarter of 2022 compared to the 2021 period. Net sales of components to external customers decreased $6.1 million or 0.9% in the third quarter of 2022 compared to the 2021 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$579,908	$66,109	$82,388	$4,625	$733,030
Intersegment sales	(468)	(391)	(4,545)	—	(5,404)
Net sales to external customers	$579,440	$65,718	$77,843	$4,625	$727,626
Percentage of consolidated external net sales	79.6%	9.0%	10.7%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$489,156	$86,280	$79,526	$4,030	$658,992
Intersegment sales	(636)	(1,882)	(4,266)	—	(6,784)
Net sales to external customers	$488,520	$84,398	$75,260	$4,030	$652,208
Percentage of consolidated external net sales	74.9%	12.9%	11.5%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended October 2, 2022, were $579.4 million, an increase of $90.9 million or 18.6% from $488.5 million in the three months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the third quarter of 2022 by $3.4 million. Excluding this exchange rate impact, net sales would have increased by $94.3 million or 19.3% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the third quarter of 2022 by $112.5 million or 23.0% compared to the 2021 period. Lower base volume decreased net sales in the third quarter of 2022 by $15.7 million or 3.2% compared to the 2021 period due to new housing weakness and wholesale inventory destocking with residential repair, renovation and remodeling remaining resilient. Net sales of components to external customers were $2.5 million lower in the third quarter of 2022 compared to the 2021 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended October 2, 2022, were $65.7 million, a decrease of $18.7 million or 22.2% from $84.4 million in the three months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the third quarter of 2022 by $11.2 million. Excluding this exchange rate impact, net sales would have decreased by $7.5 million or 8.9% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $18.0 million or 21.3% in the third quarter of 2022 compared to the 2021 period due to demand softness driven by weakening consumer confidence in the United Kingdom, which we believe is affecting major purchase decisions. Net sales of components to external customers were $0.8 million lower in the third quarter of 2022 compared to the 2021 period. Average unit price increased net sales in the third quarter of 2022 by $11.3 million or 13.4% compared to the 2021 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended October 2, 2022, were $77.8 million, an increase of $2.5 million or 3.3% from $75.3 million in the three months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the third quarter of 2022 by $0.4 million. Excluding this exchange rate impact, net sales would have increased by $2.9 million or 3.9% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the third quarter of 2022 by $10.0 million or 13.3% compared to the 2021 period. Lower base volume decreased net sales in the third quarter of 2022 by $5.8 million or 7.7% compared to the 2021 period resulting from production challenges. Net sales of components to external customers were $1.3 million lower in the third quarter of 2022 compared to the 2021 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 77.0% and 76.4% for the three months ended October 2, 2022, and October 3, 2021, respectively. Material cost of sales and overhead as a percentage of net sales increased by 1.8% and 0.4%, respectively, compared to the 2021 period. Distribution, direct labor and depreciation as a percentage of net sales decreased by 0.9%, 0.6% and 0.1%, respectively, compared to the third quarter of 2021. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in inbound logistics costs, partially offset by higher average unit prices and material cost savings projects. Overhead as a percentage of net sales increased due to wage inflation, higher factory costs and increased plant maintenance as compared to the 2021 period, partially offset by higher average unit prices. Distribution as a percentage of net sales decreased due to higher average unit prices, partially offset by increased outbound logistics and personnel costs. Direct labor as a percentage of

MASONITE INTERNATIONAL CORPORATION

net sales decreased due to higher average unit prices, partially offset by manufacturing wage and benefit inflation. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices as compared to the 2021 period.
Selling, General and Administration Expenses
In the three months ended October 2, 2022, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 11.4%, as compared to 11.7% in the three months ended October 3, 2021, a decrease of 30 basis points.
SG&A expenses in the three months ended October 2, 2022, were $82.7 million, an increase of $6.1 million from $76.6 million in the three months ended October 3, 2021. The overall increase was driven by a $3.2 million increase in professional and other fees to support growth; a $2.8 million increase in personnel costs primarily driven by increased incentive compensation, wage and benefit inflation and resource investments to support growth; and a $1.6 million increase in travel expense to support customer activities and growth. These increases were partially offset by favorable foreign exchange impacts of $1.5 million.
Restructuring (Benefit) Costs
Restructuring (benefit) costs in the three months ended October 2, 2022, were minimal, compared to $1.3 million in the three months ended October 3, 2021. Restructuring costs in the prior year period related primarily to the 2021 and 2020 Plans.
Asset Impairment
There were no asset impairment charges in the three months ended October 2, 2022, and October 3, 2021.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the three months ended October 2, 2022, and October 3, 2021.
Interest Expense, Net
Interest expense, net, in the three months ended October 2, 2022, was $10.3 million, compared to $11.3 million in the three months ended October 3, 2021. The decrease in interest expense, net is primarily due to the refinancing of our senior notes in 2021.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in the three months ended October 2, 2022. Loss on extinguishment of debt in the three months ended October 3, 2021, was $13.6 million, and resulted from the redemption of our senior unsecured notes due 2026. This charge represents the difference between the redemption price of our senior unsecured notes due 2026 of $310.8 million and the net carrying amount of such notes of $297.2 million.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended October 2, 2022, was $0.2 million of expense, compared to $1.5 million of income in the three months ended October 3, 2021. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust, unrealized gains and losses on foreign currency remeasurements and the absence of pension expense, partially offset by a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Income tax expense in the three months ended October 2, 2022, was $16.4 million, compared to $13.9 million in the three months ended October 3, 2021. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.
Segment Information

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$115,092	$3,898	$(219)	$(6,849)	$111,922
Adjusted EBITDA as a percentage of segment net sales	19.9%	5.9%	(0.3)%		15.4%

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$91,482	$16,680	$1,040	$(4,441)	$104,761
Adjusted EBITDA as a percentage of segment net sales	18.7%	19.8%	1.4%		16.1%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$103,589	$(1,116)	$(3,486)	$(41,950)	$57,037
Plus:
Depreciation	10,443	2,127	2,959	1,932	17,461
Amortization	442	2,985	278	551	4,256
Share based compensation expense	—	—	—	5,556	5,556
Loss (gain) on disposal of property, plant and equipment	136	—	7	12	155
Restructuring (benefit) costs	(178)	—	23	14	(141)
Interest expense, net	—	—	—	10,266	10,266
Other (income) expense, net	—	(98)	—	309	211
Income tax expense	—	—	—	16,376	16,376
Net income attributable to non-controlling interest	660	—	—	85	745
Adjusted EBITDA	$115,092	$3,898	$(219)	$(6,849)	$111,922

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$79,262	$10,989	$(4,428)	$(48,132)	$37,691
Plus:
Depreciation	9,364	2,371	2,665	2,965	17,365
Amortization	372	3,561	993	497	5,423
Share based compensation expense	—	—	—	2,336	2,336
Loss (gain) on disposal of property, plant and equipment	1,738	(82)	496	12	2,164
Restructuring (benefit) costs	(36)	—	1,314	33	1,311
Interest expense, net	—	—	—	11,349	11,349
Loss on extinguishment of debt	—	—	—	13,583	13,583
Other (income) expense, net	—	(159)	—	(1,312)	(1,471)
Income tax expense	—	—	—	13,854	13,854
Net income attributable to non-controlling interest	782	—	—	374	1,156
Adjusted EBITDA	$91,482	$16,680	$1,040	$(4,441)	$104,761
Adjusted EBITDA in our North American Residential segment was $115.1 million in the three months ended October 2, 2022, an increase of $23.6 million, or 25.8%, from $91.5 million in the three months ended October 3, 2021. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $21.9 million and $19.3 million in the third quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $3.9 million in the three months ended October 2, 2022, a decrease of $12.8 million, or 76.6%, from $16.7 million in the three months ended October 3, 2021. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.7 million and $1.0 million in the third quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was a loss of $0.2 million in the three months ended October 2, 2022, a decrease of $1.2 million, or 121.1%, from $1.0 million of earnings in the three months ended October 3, 2021. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.9 million and $2.8 million in the third quarter of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Nine Months Ended October 2, 2022, Compared with Nine Months Ended October 3, 2021
Net Sales
Net sales in the nine months ended October 2, 2022, were $2,215.7 million, an increase of $254.7 million or 13.0% from $1,961.0 million in the nine months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2022 by $30.8 million. Excluding this exchange rate impact, net sales would have increased by $285.5 million or 14.6% due to changes in volume, average unit price, impact of divestitures and sales of components. Average unit price increased net sales in the first nine months of 2022 by $363.3 million or 18.5% compared to the same period in 2021. Lower base volume decreased net sales by $56.0 million or 2.9% in the first nine months of 2022 compared to the same period in 2021. The 2021 divestiture of our Czech business decreased net sales by $11.7 million or 0.6% in the first nine months of 2022 as compared to the same period in 2021. Net sales of

MASONITE INTERNATIONAL CORPORATION

components to external customers decreased $10.1 million or 0.5% in the first nine months of 2022 compared to the same period in 2021.
Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,757,820	$222,120	$236,941	$15,641	$2,232,522
Intersegment sales	(2,040)	(2,081)	(12,684)	—	(16,805)
Net sales to external customers	$1,755,780	$220,039	$224,257	$15,641	$2,215,717
Percentage of consolidated external net sales	79.2%	9.9%	10.1%

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,460,358	$266,665	$235,834	$15,761	$1,978,618
Intersegment sales	(1,985)	(5,918)	(9,760)	—	(17,663)
Net sales to external customers	$1,458,373	$260,747	$226,074	$15,761	$1,960,955
Percentage of consolidated external net sales	74.4%	13.3%	11.5%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended October 2, 2022, were $1,755.8 million, an increase of $297.4 million or 20.4% from $1,458.4 million in the nine months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2022 by $7.4 million. Excluding this exchange rate impact, net sales would have increased by $304.8 million or 20.9% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the first nine months of 2022 by $294.2 million or 20.2% compared to the 2021 period. Higher base volume increased net sales by $12.8 million or 0.9% in the first nine months of 2022 compared to the same period in 2021. Net sales of components to external customers were $2.2 million lower in the first nine months of 2022 compared to the same period in 2021.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended October 2, 2022, were $220.0 million, a decrease of $40.7 million or 15.6% from $260.7 million in the nine months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2022 by $22.5 million. Excluding this exchange rate impact, net sales would have decreased by $18.2 million or 7.0% due to changes in volume, average unit price, divestitures and sales of components. Lower base volume decreased net sales in the first nine months of 2022 by $45.8 million or 17.6% compared to the same period in 2021, due to demand softness driven by weakening consumer confidence in the United Kingdom, which we believe is affecting major purchase decisions. The 2021 divestiture of our Czech business decreased net sales by $11.7 million or 4.5% in the first nine months of 2022. Average unit price increased net sales in the first nine months of 2022 by $39.3 million or 15.1% compared to the 2021 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended October 2, 2022, were $224.3 million, a decrease of $1.8 million or 0.8% from $226.1 million in the nine months ended October 3, 2021. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2022 by $0.7 million. Excluding this exchange rate impact, net sales would have decreased by $1.1 million or 0.5% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales in the first nine months of 2022 by $23.0 million or 10.2% compared to the 2021 period resulting from production challenges due to material availability.

MASONITE INTERNATIONAL CORPORATION

Net sales of components to external customers were $4.4 million lower in the first nine months of 2022 compared to the same period in 2021. Average unit price increased net sales in the first nine months of 2022 by $26.3 million or 11.6% compared to the 2021 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.0% and 75.7% for the nine months ended October 2, 2022, and October 3, 2021, respectively. Material cost of sales as a percentage of net sales increased by 2.0%, compared to the 2021 period. Direct labor, distribution, overhead and depreciation as a percentage of net sales decreased by 0.7%, 0.4%, 0.3% and 0.3%, respectively, compared to the 2021 period. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in logistics costs, partially offset by higher average unit prices and material cost savings projects. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage and benefit inflation and startup costs. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business as compared to the 2021 period. The decrease in depreciation in the first nine months of 2022 was driven by higher average unit prices as compared to the first nine months of 2021. Distribution as a percentage of net sales decreased due to higher average unit prices, partially offset by increased outbound logistics and personnel costs.
Selling, General and Administration Expenses
In the nine months ended October 2, 2022, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 11.6% compared to 12.4% the nine months ended October 3, 2021, a decrease of 80 basis points.
SG&A expenses in the nine months ended October 2, 2022, were $256.3 million, an increase of $13.5 million from $242.8 million in the nine months ended October 3, 2021. The overall increase was driven by a $10.8 million increase in personnel costs primarily driven by increased incentive compensation, wage and benefit inflation and resource investments to support growth; a $4.8 million increase in travel expense as business activities fully returned to pre-pandemic levels; and a $4.6 million increase in professional and other fees to support growth. These increases were partially offset by favorable foreign exchange impacts of $3.1 million; a $2.6 million decrease in non-cash items including deferred compensation, (gain) loss on disposal of property, plant and equipment, depreciation and amortization, and share based compensation; and incremental SG&A savings from our 2021 divestiture of $1.0 million.
Restructuring (Benefit) Costs
Restructuring (benefit) costs in the nine months ended October 2, 2022, were minimal, compared to $5.1 million in the nine months ended October 3, 2021. Restructuring costs in the prior year period related primarily to the 2021 and 2020 Plans.
Asset Impairment
There were no asset impairment charges in the nine months ended October 2, 2022, compared to $10.4 million. in the nine months ended October 3, 2021. Asset impairment in the prior year period resulted from actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Refer to Note 10. Asset Impairment, in Item 1 of this Quarterly Report for additional information.
Loss on Disposal of Subsidiaries
There was no loss on disposal of subsidiaries in the nine months ended October 2, 2022, compared to $8.6 million in the nine months ended October 3, 2021. The prior year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the nine months ended October 2, 2022, was $31.1 million, compared to $35.2 million in the nine months ended October 3, 2021. The decrease in interest expense, net is primarily due to the refinancing of our senior notes in 2021.

MASONITE INTERNATIONAL CORPORATION

Loss on Extinguishment of Debt
There was no loss on extinguishment of debt in the nine months ended October 2, 2022. Loss on extinguishment of debt in the nine months ended October 3, 2021, was $13.6 million, and resulted from the redemption of our senior unsecured notes due 2026. This charge represents the difference between the redemption price of our senior unsecured notes due 2026 of $310.8 million and the net carrying amount of such notes of $297.2 million.
Other (Income) Expense, Net
Other (income) expense, net, in the nine months ended October 2, 2022, was $1.6 million, compared to $4.4 million in the nine months ended October 3, 2021. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust, unrealized gains and losses on foreign currency remeasurements and an increase in pension expense, partially offset by a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting.
Income Tax Expense
Income tax expense in the nine months ended October 2, 2022, was $59.5 million, compared to $42.7 million in the nine months ended October 3, 2021. The increase in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.
Segment Information

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$367,733	$24,307	$(3,039)	$(34,202)	$354,799
Adjusted EBITDA as a percentage of segment net sales	20.9%	11.0%	(1.4)%		16.0%

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$286,009	$50,019	$3,514	$(22,192)	$317,350
Adjusted EBITDA as a percentage of segment net sales	19.6%	19.2%	1.6%		16.2%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$333,233	$8,062	$(9,354)	$(148,807)	$183,134
Plus:
Depreciation	30,394	6,640	8,602	6,341	51,977
Amortization	1,528	9,314	679	1,643	13,164
Share based compensation expense	—	—	—	16,251	16,251
Loss (gain) on disposal of property, plant and equipment	1,873	(13)	(3,037)	(68)	(1,245)
Restructuring (benefit) costs	(359)	—	71	67	(221)
Interest expense, net	—	—	—	31,098	31,098
Other (income) expense, net	(792)	304	—	(1,116)	(1,604)
Income tax expense	—	—	—	59,502	59,502
Net income attributable to non-controlling interest	1,856	—	—	887	2,743
Adjusted EBITDA	$367,733	$24,307	$(3,039)	$(34,202)	$354,799

	Nine Months Ended October 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$252,471	$23,851	$(22,867)	$(133,737)	$119,718
Plus:
Depreciation	28,035	7,462	7,936	9,443	52,876
Amortization	1,284	10,704	3,282	1,479	16,749
Share based compensation expense	—	—	—	11,460	11,460
Loss (gain) on disposal of property, plant and equipment	1,862	(70)	645	(483)	1,954
Restructuring (benefit) costs	(45)	—	4,868	323	5,146
Asset impairment	—	—	9,645	729	10,374
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	35,213	35,213
Loss on extinguishment of debt	—	—	—	13,583	13,583
Other (income) expense, net	—	(518)	5	(3,887)	(4,400)
Income tax expense	—	—	—	42,713	42,713
Net income attributable to non-controlling interest	2,402	—	—	972	3,374
Adjusted EBITDA	$286,009	$50,019	$3,514	$(22,192)	$317,350
Adjusted EBITDA in our North American Residential segment was $367.7 million in the nine months ended October 2, 2022, an increase of $81.7 million, or 28.6%, from $286.0 million in the nine months ended October 3, 2021. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $66.1 million and $57.7 million in the first nine months of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment was $24.3 million in the nine months ended October 2, 2022, a decrease of $25.7 million, or 51.4%, from $50.0 million in the nine months ended October 3, 2021. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $5.1 million and $3.0 million in the first nine months of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was a loss of $3.0 million in the nine months ended October 2, 2022, a decrease of $6.6 million, or 186.5%, from $3.5 million of earnings in the nine months ended October 3, 2021. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $8.6 million and $8.4 million in the first nine months of 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program"), as well as our existing cash balance. Our anticipated uses of cash in the near term include working capital needs, capital expenditures for critical maintenance, safety and regulatory projects, and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures, and joint ventures to create shareholder value and enhance financial performance. With respect to our pending acquisition of Endura Products ("the Endura Transaction") for approximately $375.0 million in cash, subject to customary closing adjustments and regulatory approval, we expect that the transaction will be funded with a combination of cash on hand, borrowings under our ABL Facility and a new term loan that we expect to enter into during the fourth quarter of 2022. There can be no assurances that the contemplated term loan will be completed on the terms currently contemplated or at all.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility (including the additional indebtedness incurred in connection with the Endura Transaction), and ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of October 2, 2022, we had $250.7 million of cash and cash equivalents, availability under our ABL Facility of $250.0 million and availability under our AR Sales Program of $3.2 million.
Cash Flows
Cash provided by operating activities was $82.9 million during the nine months ended October 2, 2022, compared to $100.0 million in the nine months ended October 3, 2021. This $17.1 million decrease in cash provided by operating activities was due to a $29.8 million increase in cash used for working capital and other assets and liabilities, partially offset by a $12.8 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first nine months of 2022 compared to the same period in 2021.
Cash used in investing activities was $61.5 million during the nine months ended October 2, 2022, compared to $38.2 million in the nine months ended October 3, 2021. This $23.3 million increase in cash used in investing activities was driven by a $19.2 million increase in cash additions to property, plant and equipment, the absence of $6.8 million of net proceeds from divestitures and acquisitions and a $0.3 million increase in cash used for other investing activities, partially offset by a $3.0 million increase in proceeds from the sale of property, plant and equipment in the first nine months of 2022 compared to the same period in 2021.
Cash used in financing activities was $145.8 million during the nine months ended October 2, 2022, compared to $31.8 million during the nine months ended October 3, 2021. This $114.0 million increase in cash used in financing activities was driven by a $58.6 million decrease in cash provided by debt-related transactions and a $56.9 million increase in cash used for repurchases of common shares, partially offset by a $1.5 million decrease in cash used for tax withholding on share based awards in the first nine months of 2022 compared to the same period in 2021.
Share Repurchases
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as

MASONITE INTERNATIONAL CORPORATION

part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery. During the nine months ended October 2, 2022, we repurchased 1,556,008 of our common shares in the open market at an aggregate cost of $140.0 million as part of the share repurchase programs and ASR. During the nine months ended October 3, 2021, we repurchased and retired 737,843 of our common shares in the open market at an aggregate cost of $83.1 million. As of October 2, 2022, there was $256.4 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of October 2, 2022, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of October 2, 2022. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of October 2, 2022, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of October 2, 2022. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of October 2, 2022, we were in compliance with all covenants under the indenture governing the 2028 Notes.

MASONITE INTERNATIONAL CORPORATION

ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. Borrowings under the ABL Facility bear interest at a rate which is described in more detail in Note 6. The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of October 2, 2022, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $250.0 million under our ABL Facility and there were no amounts outstanding as of October 2, 2022.
In connection with the Endura Transaction, on October 28, 2022, the Company entered into an amendment (the "ABL Amendment") to our ABL Facility, which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million (subject to certain specified sublimits available thereunder) to an aggregate of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowing in U.S. dollars with an interest rate based on the sum of (x) a secured overnight financing rate published by an administrator of such rate plus (y) 10 basis points. The terms of the ABL Facility remained otherwise unchanged. As of November 7, 2022, we had availability of $350.0 million under our ABL Facility and there were no amounts outstanding.
Supplemental Guarantor Financial Information
Our obligations under the 2030 Notes, 2028 Notes and the ABL Facility are fully and unconditionally guaranteed, jointly and severally, by certain of our directly or indirectly wholly-owned subsidiaries. The following unaudited supplemental financial information for our non-guarantor subsidiaries is presented:
Our non-guarantor subsidiaries generated external net sales of $645.8 million and $2.0 billion for the three and nine months ended October 2, 2022, respectively, and $583.7 million and $1.7 billion for the three and nine months ended October 3, 2021, respectively. Our non-guarantor subsidiaries generated Adjusted EBITDA of $90.4 million and $291.4 million for the three and nine months ended October 2, 2022, respectively, and $94.1 million and $264.5 million for the three and nine months ended October 3, 2021, respectively. Our non-guarantor subsidiaries had total assets of $2.4 billion and $2.3 billion as of October 2, 2022, and January 2, 2022, respectively, and total liabilities of $966.0 million and $980.6 million as of October 2, 2022, and January 2, 2022, respectively.
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
Please refer to "Critical Accounting Policies and Estimates" described in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, from which there have been no material changes.
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
(c) Repurchases of Our Equity Securities.
During the three months ended October 2, 2022, we did not repurchase any of our common shares in the open market.
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. The share repurchase programs have no specified end date, and the timing and amount of any share repurchases will be determined by management based on our evaluation of market conditions and other factors. As of October 2, 2022, $256.4 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
2.1
Securities Purchase Agreement, dated as of November 2, 2022, by and among Masonite, Endura, Endura Stockholders, Endura Warrant Holders and Endura’s equityholders’ representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on November 3, 2022)

2.2*
Amendment No. 3 to the Second Amended and Restated Credit Agreement and Facility Increase Amendment, dated as of October 28, 2022, by and among Masonite, Masonite Corporation, Premdor Crosby Limited, each other subsidiary of Masonite party thereto, each lender party thereto and Wells Fargo Bank, National Association, as administrative agent

10.1#	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan (August 2022) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-11796) filed with the Securities and Exchange Commission on August 9, 2022)
10.2
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended October 2, 2022, and October 3, 2021; (ii) the Registrant's Condensed Consolidated Balance Sheets as of October 2, 2022, and January 2, 2022; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 2, 2022, and October 3, 2021; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2022, and October 3, 2021; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 8, 2022	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)