Form 10-K
period 2023-01-01
MASONITE INTERNATIONAL CORP
filed 2023-02-28
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 3, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on July 3, 2022, was $1.7 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 22,179,074 shares of Common Stock, no par value, as of February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual General Meeting of Shareholders scheduled to be held on May 11, 2023, to be filed with the Securities and Exchange Commission not later than 120 days after January 1, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
January 1, 2023

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
•impacts on our business from weather and climate change;
•our ability to successfully consummate and integrate acquisitions;
•changes in prices of raw materials and fuel;
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
•our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt service obligations, including our obligations under our senior notes, our term loan credit agreement (the "Term Loan Facility") and our asset-based revolving credit facility (the "ABL Facility");
•limitations on operating our business as a result of covenant restrictions under our existing and future indebtedness, including our senior notes, the Term Loan Facility and the ABL Facility;
•fluctuating foreign exchange and interest rates;
•the continuous operation of our information technology and enterprise resource planning systems and management of potential cyber security threats and attacks and data privacy requirements;
•political, economic and other risks that arise from operating a multinational business;
•retention of key management personnel;
•environmental and other government regulations, including the United States Foreign Corrupt Practices Act ("FCPA"), and any changes in such regulations;
•the scale and scope of public health issues and their impact on our operations, customer demand and supply chain; and
•our ability to replace our expiring patents and to innovate and keep pace with technological developments.
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
iii

PART I

Unless we state otherwise or the context otherwise requires, in this Annual Report, all references to "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries. Because this report relates to a period ending prior to the consummation of our acquisition of the holding company, EPI Holdings, Inc., of Endura Products ("Endura"), except as expressly noted, this report, including the discussion of our business below, does not give effect to the Endura acquisition.
Item 1. Business
Overview
We are a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. Today, we believe we hold either the number one or two market position in the seven product categories we target in North America: interior molded residential doors; interior stile and rail residential doors; exterior fiberglass residential doors; exterior steel residential doors; interior architectural wood doors; wood veneers; and door core. We operate 59 manufacturing and distribution facilities in seven countries in North America, Europe, South America and Asia, which are strategically located to serve our customers.
We are committed to delivering growth for our customers, partners, shareholders and employees through our Doors That Do MoreTM strategy, which has three pillars: (1) Drive Product Leadership, (2) Win the Sale and (3) Deliver Reliable Supply. Drive Product Leadership emphasizes offering innovative door solutions that address human needs for comfort, safety, convenience and style. Win the Sale focuses on making Masonite the brand that customers never substitute by providing a better door-buying experience. Deliver Reliable Supply is our commitment to consistently deliver high-quality products and services for our customers and partners.
In addition, we have implemented a disciplined acquisition strategy that solidified our presence in the markets we serve. In 2022, we announced our intent to acquire Endura Products, a leading innovator and manufacturer of high-performance door frames and door system components. Endura has a long history of product innovation and holds more than 100 patents on its door system components. This acquisition accelerates ours Doors That Do MoreTM strategy by unlocking the value of fully integrated door solutions.
Segment Overview
The Company has an integrated business model with three reportable segments: North American Residential, Europe and Architectural.
North American Residential
Our North American Residential segment is our largest segment, focused on providing high-quality interior doors from wood and recycled wood fibers and energy-efficient, durable exterior doors in a wide array of designs, materials and sizes. As of the end of 2022, the residential repair, renovation and remodeling end market accounted for over half of the net sales for the segment.
Europe
Our Europe segment is a leading provider of interior doors from recycled wood fibers and energy-efficient, durable exterior doors to the United Kingdom market. We also sell door skins (facings) into Western Europe from our manufacturing facility in Ireland. Our European segment has a balanced portfolio of consumers across our exterior and interior residential business.
Architectural
Our Architectural segment provides highly specified products that are designed, constructed and tested in accordance with regulatory compliance and environmental certifications such as Forest Stewardship Council and LEED certifications. For example, the AspiroTM series offers high-end aesthetic and performance qualities, and its doors are available in exotic and domestic veneers, with acoustic, fire-rated, lead-lined and attack-resistant options and include lifetime warranties.

In the fiscal year ended January 1, 2023, we sold approximately 31 million doors to approximately 6,500 customers globally. Our fiscal year 2022 net sales by segment and estimated global net sales of doors by end market are set forth below:

Net Sales by Segment Fiscal 2022	Global Net Sales of Doors by End Market Fiscal 2022

See Note 17 to our consolidated financial statements in this Annual Report for additional information about our segments.
Our Products
We aim to be the brand that customers request for the innovation and value we create. Our door solutions address the dynamic nature of compliance, technical specifications and developing market needs.
We sell an extensive range of interior and exterior doors in a wide array of designs, materials and sizes. Our interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings). Our exterior doors are made primarily of steel, fiberglass or composite materials.
Our focus on consumer driven innovation led us to think broadly about the entire door system and the value it can bring when integrated. This approach combined with Masonite’s business relationships in the industry led to the development of award winning products such as the M-PwrTM Smart Doors and the Masonite Performance Door System. Masonite’s M-PwrTM Smart Doors are the first residential exterior doors to integrate power, lights, a video doorbell and smart lock into the door system. They employ patent-pending, Underwriters Laboratories ("UL") certified technology to connect residential front doors to a home’s electrical system and wireless internet network. The Masonite Performance Door System features the company’s industry-leading 4-Point Performance Seal, which includes Premium Square Edge Fiberglass Doors, Endura Products’ Z-Articulating Cap SillTM, PE650 Weatherstripping, Simple Solution® Corner Pads and FrameSaver® rot-proof door frame.
Residential Doors
Interior Doors
Molded panel doors are interior doors available either with a hollow or solid core and are made by assembling two molded door skin panels around a wood or medium-density fiberboard ("MDF") frame. Molded panel doors are routinely used for closets, bedrooms, bathrooms and hallways. Our molded panel product line is subdivided into several distinct product groups: our Classic Molded Panel series is a combination of classic styling, period and architectural style-specific designs, durable construction and a variety of profiles preferred by our customers when price sensitivity is a critical component in the product selection; the West EndTM Collection strengthens our tradition of design innovation by introducing the clean and simple aesthetics found in modern linear designs to the molded panel interior door category; the Heritage® Series, which features recessed, flat panels and sharp, Shaker-style profiles which speak to a clean, modern aesthetic while retaining comfortable familiarity found in today’s interiors; and the Livingston door, which features versatile and timeless design for any style of home. Our doors can be upgraded to our environmentally friendly EmeraldTM door construction which enables homeowners, builders and architects to meet specific product requirements and "green" specifications to attain Leadership in Energy and Environmental Design ("LEED") certification.
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
Exterior Doors
Fiberglass doors are considered premier exterior doors and are made by assembling two fiberglass door facings to a wood frame or composite material and injecting the core with polyurethane insulation. Fiberglass is strong, durable, lightweight and impervious to many caustics and to extreme temperatures. These attributes make fiberglass an ideal material for an exterior door that may face extremes in temperature, exposure to the elements and general wear and tear. In the United Kingdom, Door-StopTM branded fiberglass doors are manufactured into pre-hung door sets and shipped to our customers with industry-leading lead times. We believe our innovative designs, construction and finishes will help our fiberglass door collections retain a distinct role in the exterior product category in the future. Our Solidor® exterior doors are composite doors that provide the appearance of timber, but with the benefits of modern, low maintenance materials. A solid timber core is complemented by a variety of innovative design and color choices that has led Solidor® to become one of the United Kingdom's most recognized manufacturers and suppliers of composite doors.
Steel doors are exterior doors made by assembling two interlocking steel facings (paneled or flat) or attaching two steel facings to a wood or steel frame and injecting the core with polyurethane insulation. With our functional Utility Steel series, the design centric High Definition family and the pre-finished Sta-Tru® HD, we offer customers the freedom to select the right combination of design, protection and compliance required for essentially any paint grade exterior door application. In addition, our product offering is significantly increased through our variety of compatible clear or decorative glass designs.
Stile and rail doors are made from wood or MDF with individual panels, which have been cut, milled, veneered and assembled from lumber such as clear pine, knotty pine, oak and cherry. Within our stile and rail line, glass panels can be inserted to create what is commonly referred to as a French door and we offer a number of glass designs for use in this purpose. Where horizontal slats are inserted between the stiles and rails, the resulting door is referred to as a louver door. For interior purposes, stile and rail doors are primarily used for hallways, room dividers, closets and bathrooms. For exterior purposes, stile and rail doors are used as entry doors often including decorative glass inserts.
Architectural Doors
Architectural doors are typically highly specified products designed, constructed and tested to ensure that regulatory compliance such as fire codes and environmental certifications such as Forest Stewardship Council are met. These doors are sold into institutional (schools, healthcare and government) and commercial (hotels, offices and retail) end markets. These end markets require doors that provide fire safety, security, acoustic comfort and sustainability. Our architectural portfolio is represented by two series, AspiroTM and CenduraTM which are comprised of stile and rail, flush wood veneer, painted and laminate doors. The AspiroTM series offers premium and custom aesthetic options along with high performance options in acoustic, fire-rated, lead-lined, attack- and bullet-resistance and sustainability. The CenduraTM series provides a balance of performance and value and is available with our standard aesthetic options with acoustic and fire-rated options. Our portfolio allows us to provide a wide range of solutions to cover the varied needs of commercial and institutional end markets.
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
Molded door facings are thin sheets of molded hardboard produced by grinding or defibrating wood chips, adding resin and other ingredients, creating a thick mat of wood fibers, which is then pressed between steel die plates to form a molded sheet, the surface of which may be smooth or may contain a wood grain pattern. Following pressing, molded door facings are trimmed, primed and shipped to door manufacturing plants where they are mounted on frames to produce molded doors.
Door framing materials, commonly referred to as cut stock, are wood or MDF components that constitute the frame on which interior and exterior door facings are attached. Door cores are pressed fiber mats of refined wood chips or agri-fiber used in the construction of solid core doors. For doors that must achieve a fire rating higher than 45 minutes or longer, the door core typically consists of an inert mineral core or similar compounds.
Research and Development
We believe we are a global leader in end user focused innovation and development of doors, door components and full door solutions as well as the manufacturing processes involved in making such products. We believe that research and development is a competitive advantage for us, and we intend to capitalize on our leadership in this area through focus on end user problems that lead to the development of more new and innovative products. Our end user experience, research and development and engineering capabilities enable us to organically create and solicit external innovative ideas; methodically validate commercial and technical viability; use cross functional teams to develop business case hypotheses for promising concepts; and implement new to world products and manufacturing process improvements. The result of this rigorous approach enables us to launch new innovative, proprietary end user valued solutions, enhance the manufacturing efficiency of our products, improve quality and reduce costs. As part of Masonite’s Doors That Do MoreTM strategy, we have invested in innovation activities with a significant focus on the development of new, differentiated products such as our M-PwrTM Smart Doors, as well as focusing on process and material improvements to improve quality. In the Architectural wood door market, we have directed research and development to address the growing need for specified door systems in critical areas of safety and security, including our first attack resistant door system and expanded offerings of fire-resistant products.
As an integrated manufacturer focused on the door industry, we have technical depth and expertise from material science to components and full door system testing and development that parallels our vertical integration. These capabilities have been instrumental in our ability to thoroughly qualify alternative materials and components to address supply challenges over the past few years. We leverage our deep knowledge and experience in door construction and assembly as well as our ability to manufacture dies for use in our facilities. We believe this provides us with a unique ability to offer a combination of high value door solutions to meet the needs of a variety of end users and customers. This capability also enables us to develop and implement product and production process improvements which increase average unit price, enhance production efficiency and/or reduce costs.
Raw Materials
While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips, some cut stock components, various composites, steel, glass, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. In 2022, our materials cost accounted for approximately 53% of the total cost of the finished product. In certain instances, we depend on a single or limited number of suppliers for these supplies. Wood chips, logs, resins, binders and other additives utilized in the manufacturing of interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers taking into consideration the relative freight cost of these materials. Internal framing components, MDF, cut stock and internal door cores are manufactured internally at our facilities and supplemented from suppliers located throughout the world. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components including steel coils for the stamping of steel door facings, MDF, plywood and hardboard facings, door jambs and frames and glass frames and inserts.
Manufacturing Process
Our manufacturing process is designed to deliver reliable supply of high-quality products and outstanding service. Over the past several years, we have invested in advanced manufacturing technologies to increase quality and shorten lead times. Launched in 2015, we leverage the Mvantage operating system within our manufacturing processes to systemically focus on the elimination of waste and non-value-added activities throughout the organization. In 2022, we continued to progress our deployment of Mvantage throughout the entire enterprise to drive improvements in manufacturing efficiency. Our newest European plant, Stoke-on-Trent, has been optimized to improve material flow and to reduce the need for forklift trucks to enhance safety and reduce emissions and utilizes advanced manufacturing automation to improve production and efficiency, product quality and the work experience for our employees. Our newest North American interior door facility in Fort Mill, South Carolina, was designed to incorporate all of our best Mvantage practices as well as incorporate the latest manufacturing technology to optimize the door manufacturing process.
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
The manufacturing of steel and fiberglass exterior doors is a semi-automated process that entails combining laminated wood or rot free composite framing components between two door facings and then injecting the resulting hollow core structure with insulating polyurethane expanding foam core materials. We invested in fiberglass manufacturing technology, including the vertical integration of our own fiberglass sheet molding compound plant at our Laurel, Mississippi, facility. In addition, fiberglass doors are predominantly manufactured in our highly automated facility in Dickson, Tennessee, which has led to improved reliability and quality of these products.
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

We continued to drive operational performance through our three-prong strategy, at times using a virtual approach, which includes the Model Plant Transformation Process, Process Improvement Teams and the focus on global standards and training. Our Model Plant Transformation Process is designed to improve the throughput and the efficiency of our factories using multiple approaches such as reconfiguring equipment to enhance safety and material flow, optimizing inventory levels and implementing and tracking sustaining performance metrics. To support our Doors That Do MoreTM strategy, we continue to leverage Mvantage as our operational performance driver and have expanded the use of our Mvantage operating system throughout the enterprise and are focused on driving improvement throughout the value stream. Our focus on training has expanded to not only include our traditional kaizen facilitator training but also training that focuses on making improvements in our business process areas. We have launched Six Sigma training and are now certifying Masonite trained Green and Black Belts. At Masonite, kaizen is ingrained into our continuous improvement culture. Through this structured approach, we are driving improvements in quality and productivity while remaining focused on reliable service to our customers.
Sales and Marketing
We focus on making Masonite the brand that customers never substitute. Our curated product portfolio aligns with our customers' needs and positions us for future growth.
Multi-Level/Segment Distribution Strategy
Our sales and marketing efforts are concentrated on key initiatives designed to build a strong brand preference through creative end-user and channel marketing and a seamless purchasing experience. The targeted approach is driven by our consumer-centric research which uncovered unmet needs around the home for style, comfort, safety, and convenience.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale, retail and direct distribution channels as part of our cross-merchandising strategy. Our portfolio of brands includes Masonite®, Premdor®, Solidor®, Residor®, Nicedor®, Door-Stop InternationalTM, Harring DoorsTM, National HickmanTM, Masonite ArchitecturalTM, Graham-MaimanTM, BaillargeonTM, USA Wood DoorTM, Florida Made Door, Louisiana Millwork, and BWISM Distribution. These are among the most recognized brands in the door industry and are respected for the innovation, quality and value they provide.
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
Service Innovation
We leverage our marketing, sales and customer service activities to ensure our products are strategically pulled through our multiple distribution channels rather than deploying a more common, tactical "push" strategy. Regardless of channel, our marketing approach is to drive demand for our doors and door systems for the solutions they provide for the people who pass through them every day.
Our proprietary web-based tools provide our channel customers with direct access to a wide range of information and materials to make it easier for them to sell our products. Within our North American Residential business, these tools include Mconnect®, an online service portal providing our customers access to several other e-commerce tools designed to enhance the manufacturer-customer relationship. Once connected to our system, customers have secure access to Masonite products; the Product Corner, a section advising customers of the features and benefits of our newest products; the Media Library, a comprehensive supply of marketing materials and self-service resources; and Order Tracker, which allows customers to follow their purchase orders through the production process and confirm delivery dates.

Our Solidor® and Door-Stop International websites are fully functional configuration and order platforms that support our entry door customers in the United Kingdom. The dynamic integration of Solidor's and Door-Stop's enterprise resource planning systems and their websites ensure that the products customers view, configure and order are available, which ensures that we are able to deliver on our promise of dependable lead-times.
In our Architectural business, our cloud-based door configurator, DoorBuilderTM Live, enables customers to select and order the right door easily and intuitively. Additionally, our DoorUniversity training program helps architects select solutions to meet their project and client goals while earning American Institute of Architect continuing education units.
Intellectual Property
In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Masonite Architectural®, Barrington®, Oakcraft®, Sta-Tru® HD, Vistagrande®, Flagstaff®, Hollister®, Sierra®, Fast-Frame®, Safe ’N Sound®, Livingston®, AquaSeal®, Cheyenne®, Riverside®, Fast-Fit®, Megantic®, Lemieux Doors®, Harring Doors®, FyreWerks® and Marshfield-Algoma®. In Europe, doors are marketed under the Masonite®, Premdor®, Premdor Speed Set®, Door-Stop International®, National Hickman®, Defining Spaces®, Solidor®, Residor® and Nicedor® brands. We consider the use of trademarks and trade names to be important in the development of product awareness, and for differentiating products from competitors and between customers.
We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 297 design patents and design patent applications and 126 utility patents and patent applications. We currently have 201 foreign design patents and patent applications and 187 foreign utility patents and patent applications. Our United States utility patents are generally applicable for 20 years from the earliest filing date, our United States design patents for 15 years and our United States registered trademarks and tradenames are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.
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
Customers
During fiscal year 2022, we sold our products worldwide to approximately 6,500 customers. We have developed strong relationships with these customers through our "All Products" cross merchandising strategy. Our vertical integration facilitates our "All Products" strategy with our door fabrication facilities in particular providing value-added fabrication and logistical services to our customers, including store delivery of pre-hung interior and exterior doors to our customers in North America. All of our top 20 customers have purchased doors from us for at least 10 years.
Although we have a large number of customers worldwide, our largest customer, The Home Depot, accounted for approximately 22% of our total net sales in fiscal year 2022. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and which sells a variety of our products, our management believes that this relationship is likely to continue.

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
A significant portion of our net sales are sold to large home centers and other large retailers. The consolidation of our customers and our reliance on fewer larger customers has increased the competitive pressures as some of our largest customers, such as The Home Depot, perform periodic product line reviews to assess their product offerings and suppliers.
We are one of the largest manufacturers of molded door facings in the world. Competition in the molded door facing business is based on quality, price, product design, logistics and customer service. We produce molded door facings to meet our own requirements, and outside of North America we serve as an important supplier to the door industry at large.
Human Capital Resources
Our Company culture is based upon a strong set of values. Our Cultural Pillars define how we act and interact, both as individuals and as an organization. They reflect the environment we create where people are empowered, collaborative and focused on doing the right thing for our customers, teammates, shareholders, suppliers and communities in which we work.
Our workforce includes over 10,000 employees and contract personnel located in nine different countries. This includes approximately 2,600 unionized employees, approximately 80% of whom are located in North America with the remainder in various foreign locations. Nine of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.
Our Company’s Purpose: We Help People Walk Through WallsSM, is reflected in our talent strategy that is focused on attracting and selecting exceptional talent, helping them develop and grow professionally and providing opportunities to recognize and reward their performance in order to engage and retain our skilled, diverse and motivated workforce. We focus on the employee experience, removing barriers to inclusion, in an effort for our people to realize their full potential and highest levels of performance. We aspire to be the employer of choice within our markets we operate and seek to grow and develop the different capabilities and skills we need for the future, while maintaining a robust pipeline of available talent throughout the organization.
We embrace the diversity of our employees and our customers, including their unique backgrounds, experiences and talents. In 2021, we furthered our progress towards a more equitable and inclusive workforce by forming a corporate Diversity Council and five regional Diversity, Equity and Inclusion ("DEI") councils representing Canada, the United States, Chile, Mexico and the United Kingdom/Ireland regions. These councils are comprised of cross-functional individuals and leaders from across their respective regions that represent various diversity demographics and assist in driving forward DEI initiatives and programming. In 2022, our diversity strategy was further enhanced with the establishment of employee affinity groups that provide a place of belonging, support and allyship for employees. At Masonite, everyone is valued and appreciated for their unique contributions to the growth and sustainability of our business. We strive to cultivate a culture that supports and enhances our ability to recruit, develop, engage and retain diverse talent at every level. We monitor engagement in part through a voluntary turnover metric as our goal is to retain a highly engaged team, thereby reducing voluntary turnover year over year. During fiscal year 2022, our voluntary employee turnover rate for employees in the United States, Canada and the United Kingdom was approximately 21%, a reduction of approximately 300 bps from 2021. These locations collectively make up 83% of our global workforce. We also track 12-month retention rates, which have improved over time. At the end of 2022, our combined hourly employee retention rate in the United States, Canada and the United Kingdom was over 85% across all locations.

We use a variety of methods to listen to our employees and capture their feedback. These methods include all-employee calls, focus groups, employee and manager forums, town hall meetings and an annual company-wide employee engagement survey. Our annual employee engagement survey is conducted by an external analytics and advisory firm. In 2022, the employee response rate increased by 5% to our highest-ever rate of 90% with six facilities having a 100% response rate. Since we initially administered the survey in 2017, our mean results have increased each year, reaching 3.75 out of 5.00 in 2022.
In support of our Company's purpose, in 2021 we launched a quarterly grant program to provide funding to assist individuals, organizations and causes in the communities where we live and work. Our We Help People Walk Through Walls Community Grant Program provides funding for the organizations our employees care about most in their local communities. To date, the program has awarded over $180,000 in community grants to 50 different causes.
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
Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. In 2022 our total incident rate, or the annual number of injuries per 100 full time equivalent employees, increased nominally. While our total incident rate remains well below the industry average, our ambition is to advance workplace safety by striving toward our ultimate goal of zero harm operations or Target Zero.
Environmental and Other Regulatory Matters
Under our sustainability approach, we plan to set a carbon reduction target aligned to the latest climate science by the end of fiscal year 2024 and responsibly source 100% of our wood by 2030. In 2022 we continued to develop a comprehensive carbon reduction strategy to reduce our Scope 1 and 2 greenhouse gas emissions. This strategy is centered on reducing our reliance on fossil fuels, increasing our renewable energy supply and improving overall operational efficiencies. We released a Global Wood Sourcing Policy that reinforces our commitment to sourcing products and materials responsibly, and outlines expectations of our responsibly sourced wood goal.
We strive to minimize any adverse environmental impact our operations might have to our employees, the general public and the communities of which we are a part. Reducing waste and conserving resources is core to our business. We continually look for opportunities to divert our manufacturing waste from landfills by recycling material back into the process or for beneficial use as a byproduct. We evaluate our entire manufacturing process, from supply sourcing to shipping, to identify ways to conserve natural resources and reduce solid waste, wastewater and air emissions.
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
The Mvantage lean operating system is rooted in the lean principle of waste elimination and teaches employees throughout Masonite the skills to help identify and eliminate sources of waste including defects, over-processing and transportation. By identifying and eliminating waste, we are creating a safer, more efficient and productive operation.
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
In addition to the various environmental laws and regulations, our operations are subject to numerous foreign, federal, state and local laws and regulations, including those relating to the presence of hazardous materials and protection of worker health and safety, consumer protection, trade, labor and employment, tax and others. We believe we are in compliance in all material respects with existing applicable laws and regulations affecting our operations. Environmental laws have changed rapidly in recent years, and we may be subject to more stringent environmental laws in the future. It is possible our operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, we would record liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See Item 1A. Risk Factors: "Environmental requirements and other government regulation may impose significant environmental and legal compliance costs and liabilities on us."
History and Reporting Status
Masonite was founded in 1925 in Laurel, Mississippi, by William H. Mason, to utilize vastly available quantities of sawmill waste to manufacture a usable end product.
After a series of transformational corporate activity, on March 16, 2009, Masonite International Corporation and several affiliated companies, voluntarily filed to reorganize. Additionally, Masonite International Corporation and Masonite Inc. (the former parent of the Company) and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. On June 9, 2009, we emerged from reorganization proceedings under the CCAA in Canada and under Chapter 11 of the U.S. Bankruptcy Code in the United States.
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
Economic and Market Risks
Downward trends in our end markets or in economic conditions could negatively impact our business and financial performance.
Our business may be adversely impacted by changes in global economic conditions, including inflation, deflation, interest rate fluctuations, foreign exchange rate fluctuation, availability and cost of capital, supply chain constraints, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in the financial markets in the regions in which we operate and the deterioration of national and global economic conditions have in the past and could in the future materially adversely impact our operations, financial results and liquidity.
Trends in our primary end markets (residential new construction; repair, renovation and remodeling and non-residential building construction) directly impact our financial performance because they are directly correlated to the demand for doors and door components. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:
•the strength of the economy;
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates and foreclosures;
•non-residential building occupancy rates;
•increases in the cost of raw materials, energy or wages, or any shortage in supplies or labor;
•the availability and cost of credit;
•employment rates and consumer confidence; and
•demographic factors such as immigration and migration of the population and trends in household formation.
In the United States, for example, the housing market has occasionally experienced significant volatility. For example, the current and continued macro-economic conditions of high inflation and rising interest rates, especially the steep increases in mortgage rates during 2022, is one of the primary drivers behind the overall decrease in demand for new single family homes. Market conditions and/or government actions could cause mortgage rates to increase even further in the future. The current housing market is volatile with rising interest rates resulting in more expensive mortgages, elongated build cycles due to labor and supply chain constraints and an increased number of multi-family new construction starts, which generally use fewer of our products and may generate less net sales than typical single family homes.
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
Demand for new homes and home improvement products may be adversely affected by increases in mortgage rates and the reduced access to consumer financing. If mortgage rates continue to increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition and results of operations may be materially and adversely affected.
In addition, the Tax Cuts and Jobs Act in the United States placed a cap on the amount of mortgage debt on which interest can be deducted and also made interest on home equity debt non-deductible. These changes and future changes in policies set to encourage home ownership and improvement may adversely impact demand for our products and have a material adverse impact on us.
The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures. Adverse developments affecting any of these factors could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. Interest rates have recently experienced significant volatility; for example, in response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years, ultimately increasing interest rates by over 4%, and has signaled it expects to make additional rate increases. A worsening in credit markets could adversely impact our net sales and net income.
We operate in a competitive business environment. If we are unable to compete successfully, we could lose customers and our sales could decline.
The building products industry is highly competitive. Some of our principal competitors may have greater financial, marketing and distribution resources than we do and may be less leveraged than we are, providing them with more flexibility to respond to new technology or shifting consumer demand. Accordingly, these competitors may be better able to withstand changes in conditions within the industry in which we operate and may have significantly greater operating and financial flexibility than we do. Also, certain of our competitors may have excess production capacity, which may lead to pressure to decrease prices in order to remain competitive and may limit our ability to raise prices even in markets where economic and market conditions have improved. For these and other reasons, our competitors could take a greater share of sales and cause us to lose business from our customers or hurt our margins.
As a result of this competitive environment, we face pressure on the sales prices of our products. Because of these pricing pressures, we may in the future experience limited growth and reductions in our profit margins, sales or cash flows, and may be unable to pass on future raw material price, labor cost and other input cost increases to our customers which would also reduce profit margins.
Because we depend on a core group of significant customers, our sales, cash flows from operations, results of operations and our ability to implement price increases for our products may be negatively affected if our key customers reduce the amount of products they purchase from us or demand lower prices.
Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 50% of our net sales in fiscal year 2022, while our largest customer, The Home Depot, accounted for approximately 22% of our net sales in fiscal year 2022. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. However, net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue to do so in future periods, or if continued, may not reach or exceed historical levels in any period. For example, many of our largest customers, including The Home Depot, perform periodic line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of these customers fails to remain competitive in the respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. Alternatively, our customers could expect that we lower the prices of our products should the cost of raw materials decrease; our failure to do so could cause such customers to seek similar products from our competitors. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer, could have a material adverse effect on us. Also, we have no operational or financial control over these customers and have limited influence over how they conduct their businesses.

Consolidation of our customers and their increasing size could adversely affect our results of operations.
In many of the countries in which we operate, an increasingly large number of building products are sold through large retail home centers and other large retailers. In addition, we have experienced consolidation of distributors in our wholesale distribution channel and among businesses operating in different geographic regions resulting in more customers operating nationally and internationally. If the consolidation of our customers and distributors were to continue, leading to the further increase of their size and purchasing power, it could impact our margin growth and profitability as larger customers may realize certain operational and other benefits of scale. If we fail to provide high levels of service, broad product offerings, competitive prices and timely and complete deliveries, we could lose a substantial amount of our customer base and our profitability, margins and net sales could decrease. Consolidation of our customers could also result in the loss of a customer or a substantial portion of a customer's business.
If we are unable to accurately predict future demand preferences for our products, our business and results of operations could be materially affected.
A key element to our continued success is the ability to maintain accurate forecasting of future demand preferences for our products. Our business in general is subject to changing consumer and industry trends, demands and preferences. Changes to consumer shopping habits and potential trends towards online purchases could also impact our ability to compete as we currently sell our products mainly through our distribution channels. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line, increased substitution of our products and reduced demand and price reductions for our products, and could materially adversely affect us. In addition, we are subject to the risk that new products or product pricing could be introduced that would replace or reduce demand for our products. Furthermore, new proprietary designs and/or changes in manufacturing technologies may render our products obsolete or we may not be able to manufacture products or designs at prices that would be competitive in the marketplace. We may not have sufficient resources to make necessary investments or we may be unable to make the investments or acquire the intellectual property rights necessary to develop new products or improve our existing products.
Our business is subject to climate change and related extreme weather events that may affect our net sales, cash flows from operations and results of operations.
Severe weather conditions in any quarter, such as unusually prolonged warm or cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction and renovation activity. Ongoing climate change has increased the frequency and severity of these events and the related risk of an extreme weather event may affect our corporate headquarters, our manufacturing plants or plants owned by one of our customers or suppliers. An increase in average global temperatures could result in more frequent and severe weather events that disrupt supply of inbound raw materials, outbound finished products or our ability to run our plants and could reduce the quality and volume of wood available to our manufacturing locations due to an increase in pest infestation, disease or prolonged drought or flooding. The impact of these types of events on our business may adversely impact our sales, cash flows from operations and results of operations. Concern over global climate change has led to significant federal, state and international regulatory efforts to limit greenhouse gas emissions and increase climate-related reporting and disclosures, which could impose substantial compliance costs. In addition, new laws or future regulations could directly and indirectly affect our customers and suppliers and our business. We cannot predict the effects on our business that may result from global climate change.
Changes in climate change regulation may have a material effect on our results of operations.
Laws or regulations aimed at addressing climate change, including local building codes, greenhouse gas emissions, laws or regulations impacting energy supply, and other laws or regulations, may materially impact demand for our products or our cost of doing business. For example, in December 2022, the European Union reached an agreement to introduce a carbon tax under the European Union Carbon Border Adjustment Mechanism and there are several United States federal carbon tax proposals that would introduce an economy-wide carbon tax. These proposals include a fee on each unit of carbon dioxide released into the atmosphere thus making carbon-intensive goods and services more expensive, which then provides a financial incentive to use less of these products or shift to lower-carbon alternatives. Currently the use of biomass for energy is considered carbon neutral. A carbon tax scheme might not include this assumption and thus tax our bio-mass emissions at an equal rate as our fossil fuel emissions. These carbon taxes could adversely affect our business, financial condition, results of operations and cash flows.
Acquisition-related Risks
Our recent acquisitions and any future acquisitions, if available, could be difficult to integrate and could adversely affect our operating results.
In the past several years, we completed several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom to vertically integrate and expand our operations. In January 2023, we completed our acquisition of Endura, which further enhances our product offerings and capabilities. From time to time, we have evaluated and we continue to evaluate possible acquisition transactions on an on-going basis. Our acquisitions may not be immediately accretive. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions or may have entered into non-binding letters of intent. As part of our strategy, we expect to continue to pursue complementary acquisitions and investments and may expand into product lines or businesses with which we have little or no operating experience. For example, acquisitions may involve product categories beyond what we currently sell, such as the acquisition of Endura in January 2023. We may also engage in further vertical integration. However, we may face competition for attractive targets and we may not be able to source appropriate acquisition targets at prices acceptable to us, or at all. In addition, in order to pursue our acquisition strategy, we will need significant liquidity, which, as a result of the other factors described herein, may not be available on terms favorable to us, or at all.
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
Rising interest rates could impair or prohibit our ability to finance acquisitions. The integration of any future acquisition into our business will likely require substantial time, effort, attention and dedication of management resources and may distract our management in unpredictable ways from our ordinary operations. The integration may also result in consolidation of certain existing operations. If we cannot successfully execute on our investments on a timely basis, we may be unable to generate sufficient net sales to offset acquisition, integration or expansion costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including cost savings and synergies, may not be achieved. If we are not able to effectively manage recent or future acquisitions or realize their anticipated benefits, it may harm our results of operations.

Manufacturing and Operations
Changing prices for and diminished availability of raw materials or finished goods used in our products or interruptions in deliveries of raw materials or finished goods could adversely affect our profitability, margins and net sales.
Our profitability is affected by the prices and availability of raw materials and finished goods used in the manufacturing of our products. These prices have fluctuated and may continue to fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, weather, general economic or environmental conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. The commodities we use may undergo major price fluctuations and there is no certainty that we will be able to pass these costs through to our customers. Significant increases in the prices of raw materials or finished goods are more difficult to pass through to customers in a short period of time and may negatively impact our short-term profitability, margins and net sales. We may not be able to pass on these cost increases to our customers. Alternatively, should the prices of raw materials or finished goods decrease, our customers may seek corollary reductions in the pricing of our products.
We require a regular supply of raw materials, such as wood, wood composites, cut stock, steel, glass, core material, paint, stain and primer as well as petroleum-based products such as binders, resins and frames. In certain instances, we depend on a single or limited number of suppliers for these raw materials. We typically do not have long-term contracts with our suppliers. If we are not able to accurately forecast our supply needs, the limited number of suppliers may make it difficult to obtain additional raw materials to respond to shifting or increased demand. Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Furthermore, because our products and the components of some of our products are subject to regulation, such alternative suppliers, even if available, may not be substituted until regulatory approvals for such substitutions are received, thereby delaying our ability to respond to supply changes. Moreover, some of our raw materials, especially those that are petroleum or chemical based, interact with other raw materials used in the manufacture of our products and therefore significant lead time may be required to procure a compatible substitute. Substituted materials may also not be of the same quality as our original materials.
If any of our suppliers were unable to deliver raw materials to us for an extended period of time (including as a result of delays in land or sea shipping), or if we were unable to negotiate acceptable terms for the supply of raw materials with these or alternative suppliers, our business could suffer. In the future, we may not be able to find acceptable supply alternatives, and any such alternatives could result in elongated build cycles and our net sales and profitability may decline. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business.
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
Fuel prices may be volatile and are significantly influenced by international, political and economic circumstances, such as the ongoing war between Russia and Ukraine. Fuel prices rose significantly during extended portions of 2022. Although such price increases appear to have leveled off, if fuel prices continue to rise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products.

Tariffs and evolving trade policy between the United States and other countries, including China, and the impact of anti-dumping and countervailing duties on our business and results of operations.
Steps taken by the United States government to apply tariffs on certain products and materials could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. The increased costs may negatively impact our margins as we may not be able to pass on the additional costs by increasing the prices of our products. For example, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, has had and could continue to have an adverse effect on our business and results of operations. In order to reduce the impact on our business and results of operations, we have qualified alternate suppliers and are in the process of attempting to qualify additional alternate suppliers in other jurisdictions and continue to evaluate additional alternate suppliers as a result of these duties.
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
Additionally, we have approximately 10,000 employees and contract personnel worldwide, including approximately 2,600 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective work councils in the United States, Canada, Mexico and Chile. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. If our workers were to engage in strikes, a work stoppage or other slowdowns, we could also experience disruptions of our operations. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins.
We believe many of our direct and indirect suppliers and customers also have unionized workforces. Strikes, work stoppages or slowdowns experienced by our suppliers and customers could result in slowdowns or closures of facilities where components of our products are manufactured or delivered. Any interruption in the production or delivery of these components could reduce sales, increase costs and have a material adverse effect on us.
A disruption in our operations could materially affect our operating results.
We operate facilities worldwide. Some of our facilities are located in areas that are vulnerable to hurricanes, earthquakes and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Closure of one of our door facing facilities, which are our most capital intensive and least replaceable production facilities, could have a substantial negative effect on our earnings. We maintain insurance coverage to protect us against losses under our property, casualty and umbrella insurance policies, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance could materially and adversely impact our financial condition and results of operations.
In addition, our operations may be interrupted by terrorist attacks, other acts of violence or war. These events may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these events may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our operating results. The United States has entered into, and may enter into, additional armed conflicts which could have a further impact on our sales and our ability to deliver product to our customers in the United States and elsewhere. Political and economic instability in some regions of the world, including instabilities in the Middle East and North Korea, may also negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United

States and worldwide financial markets and economy. They could also result in an economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results.
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
In connection with our manufacturing realignment and cost savings programs, we have closed or consolidated a substantial portion of our global operations and reduced our personnel, which may reduce our flexibility to respond quickly to improved market conditions. In addition, we have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall business. These changes could affect employee morale and productivity and be disruptive to our business and financial performance. For example, in 2020 we closed our St. Romuald, Quebec, facility and Lac Megantic, Quebec, components facility and in 2021 we closed our Springfield, Missouri, stile and rail facility in order to improve our cost structure and enhance operational efficiencies. In December 2022, we approved a restructuring plan intended to (i) better align our operational structure and long-term business strategy and (ii) continue to drive cost efficiencies through an optimized manufacturing footprint. Further, a failure to anticipate a sharp increase in levels of residential new construction, residential repair, renovation and remodeling and non-residential building construction activity could result in operational difficulties, adversely impacting our ability to provide our products to our customers. This may result in the loss of business to our competitors in the event they are better able to forecast or respond to market demand. There can be no assurance that we will be able to accurately forecast the level of market demand or react in a timely manner to such changes, which may have a material adverse effect on our business, financial condition and results of operations.
We are subject to the credit risk of our customers.
We provide credit to our customers in the normal course of business. We generally do not require collateral in extending such credit. An increase in the exposure, coupled with material instances of default, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be the subject of product liability claims or product recalls, we may not accurately estimate costs related to such claims or recalls, and we may not have sufficient insurance coverage available to cover potential liabilities.
Our products are used and have been used in a wide variety of residential and architectural applications. We face an inherent business risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. Because we manufacture a significant portion of our products based on the specific requirements of our customers, failure to provide our customers the products and services they specify could result in product-related claims and reduced or cancelled orders and delays in the collection of accounts receivable. We may in the future incur expenses if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline materially. In addition, it may be necessary for us to recall defective products, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of net sales. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims or costs that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.
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
Our estimated annual payment obligation for 2023 with respect to our consolidated indebtedness is $60.0 million of interest payments, which gives effect to our increased indebtedness in 2023 in connection with our acquisition of Endura. To finance such acquisition, we entered into a new five-year $250.0 million delayed-draw term loan facility (the "Term Loan Facility") and an amendment to the ABL Facility increasing the borrowing capacity to $350.0 million. The loans under the Term Loan Facility are repayable in equal quarterly installments for an annual aggregate amortization payment equal to 15% of the aggregate principal amount, with the balance of the principal being due on the term loan maturity date. If we draw funds under the ABL Facility, we incur additional interest expense. Our ability to pay interest on and principal of the senior notes, Term Loan Facility and ABL Facility along with our ability to satisfy our other debt obligations will principally depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we do not generate sufficient cash flows from operations to satisfy our consolidated debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the Term Loan Facility, the ABL Facility and the indentures governing the senior notes, may restrict us from adopting some of these alternatives. If we are unable to generate sufficient cash flows to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, it would have an adverse effect, which could be material, on our business, financial condition and results of operations.
Under such circumstances, we may be unable to comply with the provisions of our debt instruments, including the financial covenants in the Term Loan Facility and the ABL Facility. If we are unable to satisfy such covenants or other provisions at any future time, we would need to seek an amendment or waiver of such financial covenants or other provisions. The lenders under the Term Loan Facility and the ABL Facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to obtain any such waiver or amendment, our inability to meet the financial covenants or other provisions of the Term Loan Facility and the ABL Facility would constitute an event of default thereunder, which would permit the lenders to accelerate repayment of borrowings under the Term Loan Facility and the ABL Facility, which in turn would constitute an event of the default under the indenture governing the senior notes, permitting the holders of the senior notes to accelerate payment thereon. Our assets and/or cash flows, and/or that of our subsidiaries, may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and the secured lenders under the Term Loan Facility and the ABL Facility could proceed against the collateral securing that indebtedness. Such events would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior notes.
The terms of the Term Loan Facility, the ABL Facility and the indentures governing the senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The credit agreements governing the Term Loan Facility and the ABL Facility as well as the indentures governing the senior notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the senior notes and the credit agreements governing the Term Loan Facility and ABL Facility include covenants that, among other things, restrict our and our subsidiaries’ ability to:
•incur additional indebtedness and issue disqualified or preferred stock;
•make restricted payments;
•sell assets;

•create restrictions on the ability of their restricted subsidiaries to pay dividends or distributions;
•create or incur liens;
•enter into sale and lease-back transactions;
•merge or consolidate with other entities; and
•enter into transactions with affiliates.
The operating and financial restrictions and covenants in the debt agreements entered into in connection with the Term Loan Facility, the ABL Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Fluctuating exchange and interest rates could adversely affect our financial results.
Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 26% for the year ended January 1, 2023. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our non-U.S. manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country where the facility is located or other currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.
Moreover, as our current indebtedness is denominated in a currency that is different from the currencies in which we derive a portion of our net sales, we are also exposed to currency exchange rate risk with respect to those financial obligations. When the outstanding indebtedness is repaid, we may be subject to taxes on any corresponding foreign currency gain.
Borrowings under our current Term Loan Facility and ABL Facility are incurred at variable rates of interest, which exposes us to interest rate fluctuation risk. As described above, interest rates rose significantly in 2022 and such rates may continue to increase in the future.
Data Security and Privacy
We rely on the continuous operation of our information technology systems. Failure to maintain or prevent damage to such information technology systems or implement contemporary technology systems may adversely affect our business, results of operations and customer relationships.
Our information technology systems allow us to accurately maintain books and records, record transactions, provide information to management and prepare our consolidated financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Our operations depend on our network of information technology systems, which are vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, cyber security vulnerabilities (such as threats and attacks), computer viruses, natural disasters (including those related to climate change) or other disasters. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems need to be expanded, updated or upgraded as our business needs change. For example, we are in the process of implementing a new enterprise resource planning system in our Europe segment. In addition, we are increasingly using cloud-based technology to enable our customers a secure link to our systems in ways that enhance our customer relationships. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources and impact our ability to efficiently service our customers. Moreover, our recent technological initiatives and increasing dependence on technology may exacerbate this risk.

Potential cyber threats and attacks and data privacy requirements could disrupt our information security systems and cause damage to our business and our reputation.
Our internal information security systems and those of our current and any future partners, acquisitions, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Information security threats, which pose a risk to the security of our network of systems and the confidentiality and integrity of our data, are increasing in frequency and sophistication as evidenced by significant ransomware attacks and foreign attacks on prominent computer software systems that has had an impact on a wide variety of companies and industries. We have established policies, processes and multiple layers of defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our network of systems, including third party vendors' systems. Should damage to our network of systems occur, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data, or misrepresentation of information via digital media. While we have not experienced any material breaches in information security, the occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems. Further, regulators continue to expand data privacy and data security requirements, as well as increased fines for non-compliance of security and data breach obligations, specifically in the European Union and United Kingdom under their separate General Data Protection Regulations, in Canada under the
Personal Information Protection and Electronic Documents Act and additional provincial data privacy laws, in the United States under the California Consumer Privacy Act and California Privacy Rights and Enforcement Act and other state data privacy laws. Failure to comply with these current and future data privacy laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation (including a private right of action), fines, penalties and statutory damages, as well as adverse publicity that may cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations. In addition, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance and cybersecurity incident reporting, which if approved, will require us to develop additional policies and procedures to comply with these new rules.
Geopolitical Uncertainties
We are exposed to political, economic and other risks that arise from operating a multinational business.
We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In the year ended January 1, 2023, approximately 74% of our net sales were in the United States, 14% in Canada and 9% in the United Kingdom. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries.
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
Our success will depend, in part, on the efforts to retain our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills and know-how that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.
Legal and Regulatory Risks
Environmental requirements and other government regulation may impose significant environmental and legal compliance costs and liabilities on us.
We analyze environmental-related risks in two separate categories: transition risks and physical risks. Transition risks are those risks relating to the transition of the global economy to a focus on more climate-friendly technologies. Physical risks from climate change that could affect our business include acute weather events such as floods, tornadoes or other severe weather and ongoing changes such as rising temperatures or extreme variability in weather patterns. For a discussion on physical risks, please see the risk factor "—Our business is subject to climate change and related extreme weather events that may affect our net sales, cash flows from operations and results of operations."
In respect to transition risks, our operations are subject to numerous Canadian (federal, provincial and local), United States (federal, state and local), European (European Union, national and local) and other laws and regulations relating to pollution, public reporting and disclosure related to climate change, and the protection of human health and the environment, including, without limitation, those governing emissions to air, discharges to water, storage, treatment and disposal of waste, releases of contaminants or hazardous or toxic substances, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. Despite our efforts to comply with environmental requirements, we are at risk of being subject to civil, administrative or criminal enforcement actions, of being held liable, of being subject to an order or of incurring costs, fines or penalties for, among other things, releases of contaminants or hazardous or toxic substances occurring on or emanating from currently or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by us or by previous occupants. We have incurred costs relating to compliance with Maximum Achievable Control Technology standard and future expenditures may be required to comply with any changes in environmental requirements are anticipated to be undertaken as part of our ongoing capital investment program, which is primarily designed to improve the efficiency of our various manufacturing processes. The amount of any resulting liabilities, costs, fines or penalties may be material.
In addition, the requirements of such laws and enforcement policies have generally become more stringent over time. Changes in environmental laws and regulations or in their enforcement or the discovery of previously unknown or unanticipated contamination or non-compliance with environmental laws or regulations relating to our properties or operations could result in significant environmental liabilities or costs which could adversely affect our business. Accordingly, we might incur increased operating and maintenance costs and capital expenditures and other costs to comply with such laws as well as increasingly stringent air emission control laws or other future requirements, which may decrease our cash flows. Also, discovery of currently unknown or unanticipated conditions could require responses that would result in significant liabilities and costs. Accordingly, we are unable to predict the ultimate costs of compliance with or liability under environmental laws, which may be larger than current projections.
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
General Risks
Public health issues such as a major epidemic or pandemic could adversely affect our business or results of operations.
Demand for our product is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand and availability of financing for home buyers. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. Since 2019, the ongoing spread of COVID-19 caused significant volatility in U.S. and international debt and equity markets, which negatively impacted consumer confidence, and caused business disruptions. For example, at various times in 2020, we temporarily closed certain locations as a result of government orders and furloughed employees, as well as significantly altered our operations, thereby reducing production. The impact of these actions resulted in a decrease in net sales of approximately $100 million in the second quarter of fiscal year 2020. The impacts of COVID-19-related absenteeism, labor constraints and supply chain disruptions resulted in lost production at our facilities and may continue in future periods.
While government restrictions have eased throughout 2022 and people have largely resumed pre-pandemic activities, the effects of COVID-19 continue to linger in the global economy and our supply chains. There is continuing uncertainty regarding how long the impacts of COVID-19 will affect the U.S. economy and our supply chain and operations. Future disruptions and governmental actions, due to COVID-19 or a different epidemic or pandemic, combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows, and may lead to higher-than-normal inventory levels, higher sales-related reserves, impairment of goodwill and other long-lived assets, a volatile effective tax rate driven by changes in the mix and earnings across our jurisdictions and an impact on the effectiveness of our internal controls over financial reporting.
We may face claims that we infringe third party intellectual property rights, or be unable to protect our intellectual property from infringement by others except by incurring substantial costs as a result of litigation or other proceedings relating to patent or trademark rights, any of which could cause our net sales or profitability to decline.
We rely on a combination of United States, Canadian and, to a lesser extent, European patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual restrictions to protect our intellectual property portfolio. We have registered trademarks, and copyrights and our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, we have selectively pursued patent and trademark protection, and in some instances we may not have registered important patent and trademark rights in these and other countries. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Additionally, the processes by which we clear our intellectual property or obtain "freedom to operate" opinions could fail. The failure to obtain worldwide patent and trademark protection may result in other companies copying and marketing products based upon our technologies or under our brand or tradenames outside the jurisdictions in which we are protected. This could impede our growth in existing regions and into new regions, create confusion among consumers and result in a greater supply of similar products that could erode prices for our protected products.
Our ability to protect our intellectual property, including our patents, trademarks, copyrights, trade secrets and licensed intellectual property, from unauthorized use by others is critical to our success. There is no guarantee that the patents we have obtained, or other protections such as confidentiality, trade secrets and copyrights, will be adequate to prevent imitation of our products by others. Our ability to compete based on our advantageous intellectual property may be harmed if we are unable to protect our products through enforcing or prosecuting our intellectual property rights. If we fail to protect our intellectual property from unauthorized use, we risk the loss of these rights and any associated competitive advantage.
Moreover, we may be accused of misappropriating or infringing on third-party intellectual property. Our trademarks and branding practices could also be challenged. In the event of a challenge, we may be required to defend the Company in litigation, or we may be required to institute litigation to enforce such intellectual property rights from unauthorized use by others. Regardless of the outcome, the enforcement or defense of such rights could result in substantial costs and diversion of resources, and could negatively affect our competitive position, sales, profitability and reputation. Further, if we are found to have infringed on a patent in litigation, we may be liable for monetary damages as well as injunctive relief, which would prevent us from selling the infringing product unless we obtain a license or are able to redesign our product to avoid infringement. Such a license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid infringement, which could adversely affect our operations.
Our intellectual property rights may be subject to various attacks claiming such rights are valid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that our patents and trademarks afford. In the event we lose the use of a product name, our efforts building such brand would be lost and we would have to devote management resources to rebuilding a brand for such product, which we may do to varying degrees of success. Even if we do prevail in a patent infringement litigation, third parties may still be able to design around our patents, which could harm our competitive position.
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
Further, we face the risk that third parties will succeed in developing or marketing products that would render our products obsolete or noncompetitive. New, less expensive methods could be developed that replace or reduce the demand for our products or may cause our customers to delay or defer purchasing our products. Accordingly, our success depends in part upon our ability to respond quickly to market changes through the development and introduction of new products. The relative speed with which we can develop products, complete regulatory clearance or approval processes and supply commercial quantities of the products to the market are important to remain competitive. Any delays could result in a loss of market acceptance and market share. We cannot provide assurance that our new product development efforts will result in any commercially successful products.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 88,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of January 1, 2023, we owned and leased the following number of properties, by reportable segment:

	Manufacturing and Distribution	Warehouse	Support	Total
Owned properties:
North American Residential	19	5	—	24
Europe	4	—	—	4
Architectural	6	—	—	6
Corporate & Other	—	—	1	1
Total owned properties	29	5	1	35

Leased properties:
North American Residential	20	16	2	38
Europe	3	5	1	9
Architectural	6	7	—	13
Corporate & Other	1	—	4	5
Total leased properties	30	28	7	65
Total owned and leased properties	59	33	8	100
Our properties in the North American Residential and Architectural segments are distributed across 28 states in the United States and four provinces in Canada, as well as two manufacturing facilities in Mexico and three manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in Ireland. Our material properties in the Corporate and Other category include one manufacturing facility in Malaysia and four support facilities in the United States. As of January 1, 2023, total floor space at our manufacturing facilities was 12.4 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we lease one idle manufacturing facility in the United States and own 17,000 acres of forestland in Costa Rica.
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
Holders
As of February 28, 2023, we had one record holder of our common shares, Cede & Co., the nominee of the Depository Trust Corporation.
Dividends
We do not intend to pay any cash dividends on our common shares for the foreseeable future and instead may retain earnings, if any, for future operations and expansion, share repurchases or debt repayments, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, liquidity requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our Term Loan Facility, in our ABL Facility and in the indenture governing our senior notes. Future agreements may also limit our ability to pay dividends. See Note 9 to our audited consolidated financial statements contained elsewhere in this Annual Report for restrictions on our ability to pay dividends.

Stock Performance Graph
The following graph depicts the total return to shareholders from January 1, 2018, through January 1, 2023, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on January 1, 2018, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through January 1, 2023)

$225
$200
$175
$150
$125
$100
$75
$50
1/1/2018
12/30/2018
12/29/2019
1/3/2021
1/2/2022
1/1/2023
Masonite International Corporation
Standard & Poor's 500 Index
S&P 1500 Building Products Index

	January 1, 2018	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023
Masonite International Corporation	$100.00	$61.92	$96.90	$132.62	$159.07	$108.71
Standard & Poor's 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
Standard & Poor's 1500 Building Products Index	100.00	78.05	110.97	142.42	208.97	160.15
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended January 1, 2023, we repurchased 123,911 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 3, 2022 through October 30, 2022	—	—	—	$256,393,264
October 31, 2022 through November 27, 2022	—	—	—	$256,393,264
November 28, 2022 through January 1, 2023	123,911	$76.58	123,911	$246,904,280
Total	123,911	$76.58	123,911
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
During the first quarter of 2022, the Company entered into an ASR transaction with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares were delivered in the second quarter. The $100.0 million ASR transaction was completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery.
As of January 1, 2023, since inception of the repurchase programs we have repurchased $763.1 million of our common shares and have $246.9 million available for repurchase in accordance with our share repurchase programs.
Item 6. [Reserved]

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended January 1, 2023, and January 2, 2022. For further discussion of our results of operations for the years ended January 2, 2022, and January 3, 2021, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2022, which was filed with the SEC on February 24, 2022, and which is incorporated herein by reference. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries and does not include the Endura acquisition.
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
Overview
We are a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. Through innovative door solutions, a better door buying experience for our customers and partners and advanced manufacturing and service delivery, we deliver a commitment of Doors That Do MoreTM.
We market and sell our products to remodeling contractors, builders, homeowners, retailers, dealers, lumberyards, commercial and general contractors and architects through well-established wholesale, retail and direct distribution channels as part of our cross-merchandising strategy. Customers are provided a broad product offering of interior and exterior doors and entry systems at various price points. We manufacture an extensive range of interior and exterior doors in a wide array of designs, materials and sizes. Our interior doors are made with wood and related materials such as hardboard (including wood composite molded and flat door facings). Our exterior doors are made primarily of steel, fiberglass or composite materials. Our residential doors are molded panel, flush, stile and rail, steel or fiberglass.
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
Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended January 1, 2023, we generated net sales of $2,283.6 million or 79.0%, $280.8 million or 9.7% and $307.0 million or 10.6% in our North American Residential, Europe and Architectural segments, respectively. See "Segment Information" below for a description of our reportable segments.
During 2022, we were negatively impacted by rising energy and fuel costs, partly attributable to the war between Russia and Ukraine, as well as rising costs for raw materials. In addition, production challenges in some of our facilities impacted our ability to service customers, particularly in our Architectural segment. Consumer sentiment, inflationary pressures and strengthening of the U.S. dollar negatively impacted our Europe segment. During the second half of the year, base volumes decreased in our North American Residential segment due to new housing weakness and wholesale inventory destocking with the residential repair, renovation and remodeling channel remaining resilient until late in the fourth quarter. The extent to which labor and logistics constraints, supply chain disruptions, rising energy and

MASONITE INTERNATIONAL CORPORATION

fuel costs, material inflation, consumer sentiment, interest rates and global economic pressures impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
Key Factors Affecting Our Results of Operations
Product Demand
There are numerous factors that influence overall market demand for our products. Demand for new homes, home improvement products and other building construction products have a direct impact on our financial condition and results of operations. Demand for our products may be impacted by changes in global economic conditions, including inflation, deflation, interest rates, availability of capital, supply chain constraints, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Additionally, trends in residential new construction, repair, renovation and remodeling and architectural building construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:
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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2022, our top ten customers together accounted for approximately 50% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 22% of our net sales in fiscal year 2022. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
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
In December 2022, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges and will continue through 2023. The actions taken as part of the 2022 Plan are expected to increase our annual earnings and cash flows by approximately $15 million to $20 million.
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
Inflation
In 2021 and 2022, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs. Additionally, rising interest rates may impact the ability of end consumers to purchase our products. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or otherwise mitigate the impact of these inflationary pressures.

MASONITE INTERNATIONAL CORPORATION

Acquisitions and Divestitures
We are pursuing a strategic initiative of optimizing our global business portfolio. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
Acquisitions
•On January 3, 2023, we completed the acquisition of Endura Products for approximately $375.0 million in cash using a combination of cash on hand and borrowings under our Term Loan Facility and ABL Facility. In connection with the acquisition, we borrowed $250.0 million under our Term Loan Facility and $100.0 million under our ABL Facility. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States.
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
Divestitures
•During the fourth quarter of 2022, we completed the liquidation of our legal entity in Turkey. As a result, we recognized $0.9 million in loss on disposal of subsidiaries.
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

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Net sales	$2,891,687	$2,596,920
Cost of goods sold	2,217,792	1,985,141
Gross profit	673,895	611,779
Gross profit as a % of net sales	23.3%	23.6%
Selling, general and administration expenses	344,614	308,430
Selling, general and administration expenses as a % of net sales	11.9%	11.9%
Restructuring costs	1,904	5,567
Asset impairment	—	69,900
Loss on disposal of subsidiaries	850	8,590
Operating income	326,527	219,292
Interest expense, net	41,331	46,123
Loss on extinguishment of debt	—	13,583
Other (income) expense, net	(5,001)	15,620
Income before income tax expense	290,197	143,966
Income tax expense	71,753	44,772
Net income	218,444	99,194
Less: net income attributable to non-controlling interests	4,211	4,693
Net income attributable to Masonite	$214,233	$94,501
Year Ended January 1, 2023, Compared with Year Ended January 2, 2022
Net Sales
Net sales in the year ended January 1, 2023, were $2,891.7 million, an increase of $294.8 million or 11.4% from $2,596.9 million in the year ended January 2, 2022. Net sales in 2022 were negatively impacted by $46.8 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $341.6 million or 13.2% due to changes in volume, average unit price, impact of divestitures and sales of components. Average unit price in 2022 increased net sales by $464.7 million or 17.9% compared to 2021. Lower volumes excluding the incremental impact of acquisitions or divestitures ("base volume") decreased net sales by $99.5 million or 3.8% in 2022 compared to 2021. Net sales of components to external customers decreased $11.9 million or 0.5% in 2022 compared to 2021. Our 2021 divestiture decreased net sales by $11.7 million or 0.5% of net sales in 2022.
Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$2,286,098	$282,989	$323,175	$20,293	$2,912,555
Intersegment sales	(2,456)	(2,220)	(16,192)	—	(20,868)
Net sales to external customers	$2,283,642	$280,769	$306,983	$20,293	$2,891,687
Percentage of consolidated external net sales	79.0%	9.7%	10.6%

MASONITE INTERNATIONAL CORPORATION

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,955,424	$342,172	$303,078	$20,014	$2,620,688
Intersegment sales	(2,526)	(7,640)	(13,602)	—	(23,768)
Net sales to external customers	$1,952,898	$334,532	$289,476	$20,014	$2,596,920
Percentage of consolidated external net sales	75.2%	12.9%	11.1%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the year ended January 1, 2023, were $2,283.6 million, an increase of $330.7 million or 16.9% from $1,952.9 million in the year ended January 2, 2022. Net sales in 2022 were negatively impacted by $13.2 million as a result of foreign exchange rate fluctuations. Excluding this exchange rate impact, net sales would have increased by $343.9 million or 17.6% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in 2022 by $373.1 million or 19.1% compared to 2021. Lower base volume decreased net sales by $24.4 million or 1.2% in 2022 compared to 2021. Net sales of components to external customers were $4.8 million lower in 2022 compared to 2021.
Europe
Net sales to external customers from facilities in the Europe segment in the year ended January 1, 2023, were $280.8 million, a decrease of $53.7 million or 16.1% from $334.5 million in the year ended January 2, 2022. Net sales in 2022 were negatively impacted by $31.9 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $21.8 million or 6.5% due to changes in volume, average unit price, divestitures and sales of components. Lower base volume decreased net sales by $53.8 million or 16.1% compared to 2021 due to weakening consumer confidence in the United Kingdom that affected demand in the repair and remodel market and unexpected material supply constraints late in the year. The 2021 divestiture of our Czech business decreased net sales by $11.7 million or 3.5% in 2022. Average unit price increased net sales in 2022 by $43.6 million or 13.0% compared to 2021. Net sales of components to external customers were $0.1 million higher in 2022 compared to 2021.
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended January 1, 2023, were $307.0 million, an increase of $17.5 million or 6.0% from $289.5 million in the year ended January 2, 2022. Net sales in 2022 were negatively impacted by $1.5 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $19.0 million or 6.6% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in 2022 by $44.9 million or 15.5% compared to 2021. Lower base volume decreased net sales in 2022 by $21.3 million or 7.4% compared to 2021 resulting from production challenges. Net sales of components to external customers were $4.6 million lower in 2022 compared to 2021.
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
Cost of goods sold as a percentage of net sales was 76.7% and 76.4% for the years ended January 1, 2023, and January 2, 2022, respectively. Material cost of sales as a percentage of net sales increased by 1.8% in 2022 compared to 2021. Direct labor, distribution, overhead and depreciation as a percentage of net sales decreased by 0.7%, 0.4%, 0.2% and 0.2%, respectively, compared to the 2021 period. The increase in material cost of sales as a percentage of net sales was driven by commodity inflation and an increase in logistics costs, partially offset by higher average unit prices and material cost savings projects. Direct labor as a percentage of net sales decreased due to higher average unit prices, partially offset by manufacturing wage and benefit inflation and startup costs. Distribution as a percentage of net sales

MASONITE INTERNATIONAL CORPORATION

decreased due to higher average unit prices, partially offset by increased inbound logistics and personnel costs. Overhead as a percentage of net sales decreased due to higher average unit prices, partially offset by wage inflation, increased plant maintenance and increased investment in the business as compared to 2021. The decrease in depreciation as a percentage of net sales was driven by higher average unit prices.
Selling, General and Administration Expenses
Selling, general and administration ("SG&A") expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees; depreciation and amortization of our non-manufacturing equipment and assets; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. In the year ended January 1, 2023, selling, general and administration expenses, as a percentage of net sales, were 11.9%, remaining flat compared to the year ended January 2, 2022.
Selling, general and administration expenses in the year ended January 1, 2023, were $344.6 million, an increase of $36.2 million from $308.4 million in the year ended January 2, 2022. The overall increase was driven by a $16.2 million increase in personnel costs primarily driven by increased incentive compensation, wage and benefit inflation and resource investments to support growth; a $9.9 million increase in professional and other fees to support growth, $6.8 million in acquisition and due diligence related costs; a $5.4 million increase in travel expense as business activities fully returned to pre-pandemic levels; a $3.2 million increase in advertising and a $0.2 million increase in non-cash items including share based compensation; deferred compensation; gain on disposal of property, plant and equipment; and depreciation and amortization. These increases were partially offset by favorable foreign exchange impacts of $4.5 million and $1.0 million of incremental SG&A savings from our 2021 divestiture.
Restructuring Costs
Restructuring costs in the year ended January 1, 2023, were $1.9 million, compared to $5.6 million in the year ended January 2, 2022. Restructuring costs in 2022 primarily related to closure costs associated with the 2022 Plan. Restructuring costs in the prior year period related to severance and closure costs associated with the 2021, 2020 and 2019 Plans.
Asset Impairment
There were no asset impairment charges in the year ended January 1, 2023, compared to $69.9 million in the year ended January 2, 2022. Asset impairment charges in 2021 resulted from a goodwill impairment charge recorded in our Architectural reporting unit and actions associated with the 2021 and 2020 Plans in our Architectural reporting unit. Refer to Note 14. Asset Impairment, in Item 8 of this Annual Report for additional information.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. Loss on disposal of subsidiaries was $0.9 million in the year ended January 1, 2023, compared to $8.6 million in the year ended January 2, 2022. The current year loss arose as a result of the liquidation of our legal entity in Turkey and is comprised of $0.7 million relating to the recognition of cumulative translation adjustment out of accumulated other comprehensive loss and $0.2 million relating to the write-off of net assets. The prior year loss arose as a result of the sale of our Czech business and is comprised of $5.1 million relating to the write-off of net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
Interest Expense, Net
Interest expense, net, in the year ended January 1, 2023, was $41.3 million, compared to $46.1 million in the year ended January 2, 2022. The decrease in interest expense, net is primarily due to the refinancing of our senior notes in 2021.

MASONITE INTERNATIONAL CORPORATION

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the redemption price of debt and the net carrying amount of the extinguished debt. The net carrying amount includes the principal, unamortized premium and unamortized debt issuance costs. There was no loss on extinguishment of debt in the year ended January 1, 2023, compared to $13.6 million in the year ended January 2, 2022. The prior year loss related to the redemption of our senior unsecured notes due 2026. This charge represents the difference between the redemption price of our senior unsecured notes due 2026 of $310.8 million and the net carrying amount of such notes of $297.2 million. In addition to the $300.0 million of principal, the redemption price included a make-whole premium of $10.8 million and the net carrying amount included unamortized debt issuance costs of $2.8 million.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the year ended January 1, 2023, was $5.0 million of income, compared to $15.6 million of expense in the year ended January 2, 2022. The change in other (income) expense, net is primarily due to a pre-tax pension settlement charge of $23.3 million recognized in the fourth quarter of 2021, partially offset by unrealized gains and losses on foreign currency remeasurements, a change in the fair value of plan assets in the deferred compensation rabbi trust and an increase in pension expense.
Income Tax Expense
Income tax expense in the year ended January 1, 2023, was $71.8 million, compared to $44.8 million in the year ended January 2, 2022. The increase in income tax expense is primarily due to (i) the mix of income or losses within the tax jurisdictions with various tax rates in which we operate, primarily the increase in overall pre-tax book earnings, and (ii) an increase in income tax expense attributable to recognizing additional valuation allowance.
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

MASONITE INTERNATIONAL CORPORATION

•    other items;
•    loss (income) from discontinued operations, net of tax; and
•    net income (loss) attributable to non-controlling interest.
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2030 Notes, the 2028 Notes and the credit agreements governing the Term Loan Facility and the ABL Facility. Adjusted EBITDA is used to evaluate and compare the performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
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

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$461,750	$28,774	$(3,748)	$(40,978)	$445,798
Adjusted EBITDA as a percentage of segment net sales	20.2%	10.2%	(1.2)%		15.4%

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606
Adjusted EBITDA as a percentage of segment net sales	19.2%	18.1%	(0.9)%		15.9%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$412,917	$6,851	$(13,345)	$(192,190)	$214,233
Plus:
Depreciation	41,077	8,874	11,530	9,687	71,168
Amortization	1,881	12,187	844	2,215	17,127
Share based compensation expense	—	—	—	21,771	21,771
Loss (gain) on disposal of property, plant and equipment	2,457	(1)	(2,856)	22	(378)
Restructuring costs	1,736	—	79	89	1,904
Loss on disposal of subsidiaries	—	—	—	850	850
Interest expense, net	—	—	—	41,331	41,331
Other (income) expense, net	(791)	863	—	(5,073)	(5,001)
Income tax expense	—	—	—	71,753	71,753
Other items (1)	—	—	—	6,829	6,829
Net income attributable to non-controlling interest	2,473	—	—	1,738	4,211
Adjusted EBITDA	$461,750	$28,774	$(3,748)	$(40,978)	$445,798
(1) Other items include $6,829 in acquisition and due diligence related costs in the year ended January 1, 2023, and were recorded in selling, general and administration expenses within the consolidated statements of income and comprehensive income. Refer to Note 23. Subsequent Events in Item 8 of this Annual Report for additional information.

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$329,925	$29,519	$(91,255)	$(173,688)	$94,501
Plus:
Depreciation	37,864	9,752	10,986	12,039	70,641
Amortization	1,640	14,073	3,634	1,994	21,341
Share based compensation expense	—	—	—	15,959	15,959
Loss (gain) on disposal of property, plant and equipment	2,209	(1)	(410)	(482)	1,316
Restructuring (benefit) costs	(149)	—	5,165	551	5,567
Asset impairment	—	—	69,171	729	69,900
Loss on disposal of subsidiaries	—	8,590	—	—	8,590
Interest expense, net	—	—	—	46,123	46,123
Loss on extinguishment of debt	—	—	—	13,583	13,583
Other (income) expense, net	—	(1,309)	5	16,924	15,620
Income tax expense	—	—	—	44,772	44,772
Net income attributable to non-controlling interest	2,963	—	—	1,730	4,693
Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment increased $87.3 million, or 23.3%, to $461.8 million in the year ended January 1, 2023, from $374.5 million in the year ended January 2, 2022. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $89.5 million and $76.6 million in 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment decreased $31.9 million, or 52.5%, to $28.8 million in the year ended January 1, 2023, from $60.6 million in the year ended January 2, 2022. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $6.8 million and $4.1 million in 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment decreased $1.0 million or 38.6% to a loss of $3.7 million in the year ended January 1, 2023, from a loss of $2.7 million in the year ended January 2, 2022. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $11.4 million and $11.1 million in 2022 and 2021, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include the Endura acquisition, working capital needs, capital expenditures and share repurchases. As of January 1, 2023, we do not have any material commitments for capital expenditures. We anticipate capital expenditures in fiscal year 2023 to be approximately $100 to $115 million. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility and our Term Loan Facility along with our ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of January 1, 2023, we had $296.9 million of cash and cash equivalents, availability under our Term Loan Facility of $250.0 million earmarked for the Endura acquisition, availability under our ABL Facility of $324.9 million and availability under our AR Sales Program of $15.8 million.
Cash Flows
Year Ended January 1, 2023, Compared with Year Ended January 2, 2022
Cash provided by operating activities was $189.2 million during the year ended January 1, 2023, compared to $156.5 million during the year ended January 2, 2022. This $32.7 million increase in cash provided by operating activities was due to a $21.0 million increase in net income attributable to Masonite, adjusted for non-cash and other items, and an $11.7 million increase in working capital and other assets and liabilities in 2022 compared to 2021.
Cash used in investing activities was $111.1 million during the year ended January 1, 2023, compared to $76.1 million during the year ended January 2, 2022. This $35.0 million increase in cash used in investing activities was primarily driven by a $27.7 million increase in cash additions to property, plant and equipment, the absence of $6.9 million of net proceeds from divestitures and acquisitions and a $0.4 increase in cash used for other investing activities in 2022 compared to 2021.
Cash used in financing activities was $157.4 million during the year ended January 1, 2023, compared to $63.7 million during the year ended January 2, 2022. This $93.7 million increase in cash used in financing activities was driven by a $58.6 million decrease in cash provided by debt-related transactions, a $35.6 million increase in cash used for repurchases of common shares and a $1.2 million increase in distributions to non-controlling interests, partially offset by a $1.7 million decrease in cash used for tax withholding on share based awards in 2022 compared to 2021.

MASONITE INTERNATIONAL CORPORATION

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
During the first quarter of 2022, the Company entered into an ASR transaction with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares were delivered in the second quarter. The $100.0 million ASR transaction was completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery. During the year ended January 1, 2023, we repurchased 1,679,919 of our common shares in the open market at an aggregate cost of $149.5 million. During the year ended January 2, 2022, we repurchased 1,014,003 of our common shares in the open market at an aggregate cost of $113.9 million.
As of January 1, 2023, since inception of the programs we have repurchased $763.1 million of our common shares and have $246.9 million available for repurchase in accordance with our share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of January 1, 2023, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to

MASONITE INTERNATIONAL CORPORATION

Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year commencing on February 15, 2022, and the principal is due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.3 million after deducting $4.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
Obligations under the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2030 Notes under certain circumstances specified therein.
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of January 1, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and the principal is due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes.
Obligations under the 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of our directly or indirectly wholly-owned subsidiaries. We may redeem the 2028 Notes under certain circumstances specified therein.
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 1, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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

MASONITE INTERNATIONAL CORPORATION

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
Term Loan Facility
On December 13, 2022, we and certain of our subsidiaries entered into a new delayed-draw term loan credit agreement (the "Term Loan Credit Agreement") maturing on December 12, 2027 (the "Term Loan Maturity Date"). The Term Loan Credit Agreement provides for a senior secured five-year delayed-draw term loan facility of $250.0 million (the "Term Loan Facility"). Loans under the Term Loan Facility (the "Term Loans") will bear interest at a rate equal to, at our option, (1) the Adjusted Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 2.25% or (2) an alternate base rate equal to the greatest of (i) the "Prime Rate" in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars, (iii) 1.00% above the Adjusted Term SOFR Rate for a one month interest period and (iv) 1.00%, plus, in each case, an applicable margin of 1.25%, subject to, in each of cases (1) and (2), an agreed interest rate floor. The Term Loans are repayable in equal quarterly installments for an annual aggregate amortization payment equal to 15% of the aggregate principal amount of the Term Loans, with the balance of the principal being due on the Term Loan Maturity Date.
The Term Loan Credit Agreement also includes a quarterly ticking fee of 25 basis points per annum payable to the lenders under the Term Loan Facility beginning on January 3, 2023 (the "Closing Date") in respect of the unutilized commitments thereunder. As a result of the incurrence of the Term Loans on the Closing Date such ticking fees were not (and shall not be) payable to the Lenders.
The Borrower also pays customary agency fees.
Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly-owned subsidiaries organized in the United States and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023.
The Term Loan Credit Agreement contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge, (vi) incur additional debt and (vii) create liens. The Term Loan Credit Agreement includes certain exceptions and exemptions under the restricted payment, investment, dispositions, liens and indebtedness covenants.
The Term Loan Credit Agreement requires us to maintain at all times a total leverage ratio of no more than 4.50:1.00. The Term Loan Credit Agreement contains change of control provisions and certain customary affirmative covenants and events of default. As of January 1, 2023, we were in compliance with all such covenants and events of default and there were no amounts outstanding. As of January 1, 2023, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility and there were no amounts outstanding.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. On October 28, 2022, we and certain of our subsidiaries entered into an amendment to the "ABL Facility" which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million to an aggregate amount of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowings thereunder in U.S. dollars with an interest rate based on the sum of (x) a "Term SOFR" rate published by the CME Group Benchmark Administration Limited (CBA) plus (y) 10 basis points ("Adjusted Term SOFR"). Additionally, on December 12, 2022, we and certain

MASONITE INTERNATIONAL CORPORATION

of our subsidiaries entered into an amendment to the ABL Facility, which, among other things, extended the maturity of the ABL Facility from January 31, 2024 to December 12, 2027. The terms of the ABL Facility remained otherwise substantially unchanged. In connection with the acquisition of Endura on January 3, 2023, the Company borrowed $100.0 million under the ABL Facility in order to fund a portion of the cash consideration paid. On February 3, 2023, we subsequently repaid $50.0 million of the outstanding borrowings under our ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the United States, Canadian and United Kingdom Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Term SOFR or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restricts our ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of January 1, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
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
Goodwill
Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed our annual impairment test during the fourth quarter of 2022 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets with definite lives include customer relationships, non-compete agreements, patents, supply agreements, certain acquired trademarks and system software development. Definite-lived intangible assets are amortized

MASONITE INTERNATIONAL CORPORATION

on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows when quoted market prices are not readily available. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. We performed a qualitative impairment test during the fourth quarter of 2022 and determined that indefinite-lived intangible assets were not impaired.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. In the years ended January 1, 2023, January 2, 2022, and January 3, 2021, approximately 26%, 32% and 29% of our net sales were generated outside of the United States, respectively. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. Net losses from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars and upon deconsolidation of subsidiaries during the year ended January 1, 2023, were $35.6 million, which were primarily driven by weakening of the Pound Sterling, the Canadian dollar and the Euro in comparison to the U.S. dollar during the period.
When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments and certain anticipated foreign currency transactions. If not mitigated by derivative financial instruments, price increases or other methods, a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies in the jurisdictions in which we operate would result in an approximate $68.5 million translational decrease in our net sales and an approximate $7.7 million translational decrease in our net income.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our Term Loan Facility and ABL Facility to the extent they are drawn on and due to our other financing, investing and cash management activities. As of January 1, 2023, and January 2, 2022, there were no outstanding borrowings under our Term Loan Facility or ABL Facility. On January 3, 2023, we borrowed $250.0 million under our Term Loan Facility and $100.0 million under our ABL Facility in connection with the consummation of the Endura acquisition. On February 3, 2023, we subsequently repaid $50.0 million of the outstanding borrowings under our ABL Facility. A 100 basis point increase in the variable interest rate component of our borrowings as of February 4, 2023, would increase our annual interest expense by approximately $3.0 million.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing and other actions, which typically offset only a portion of the adverse impact. Inflation and deflation related to our purchases of certain commodity products could have an adverse impact on our operating results in the future. A hypothetical 10% inflationary increase in our material cost of goods sold would result in approximately $117.5 million of increased consolidated cost of goods sold. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, has had, and is expected to continue to have, an impact our business and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Masonite International Corporation (the Company) as of January 1, 2023 and January 2, 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended January 1, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

        Accounting for Income Taxes

Description of the Matter
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company is subject to income taxes in Canada, the U.S., and other foreign jurisdictions, which affect the Company’s provision for income taxes. The provision for income taxes is based upon management’s understanding of the facts, circumstances and information available as of the reporting date. For the year-ended January 1, 2023, the Company recognized consolidated income tax expense of $71.8 million.

Auditing management’s calculation of the provision for income taxes was complex because the Company’s global structure required an assessment of the Company’s interpretation and application of tax laws in multiple jurisdictions including the income tax impact of the legal entity ownership structure and intercompany transactions. The assessment of tax positions involves the evaluation and application of complex statutes, regulations, and case law which are subject to legal and factual interpretation and judgment. Our audit procedures required significant audit effort including the use of our tax professionals to assist in evaluating the audit evidence obtained from these procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over management’s calculation of its provision for income taxes. For example, we tested management’s controls over the identification and analysis of changes to tax laws in the various jurisdictions in which it operates.

To test the Company’s calculation of the provision for income taxes, we performed audit procedures that included, among others, evaluating the income tax impact of the Company’s structure, operations and jurisdictional tax law and considered the impact of any changes in the current year. We involved our tax professionals to evaluate the application of tax law to management’s tax positions, including assessing the Company’s correspondence with the relevant tax authorities and its analysis of income tax positions. Additionally, our procedures included testing the related effective tax rate reconciliation, evaluating the tax impact of permanent and temporary differences, and testing the application of new regulations, case law, and other authoritative guidance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tampa, Florida
February 28, 2023

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net sales	$2,891,687	$2,596,920	$2,257,075
Cost of goods sold	2,217,792	1,985,141	1,684,571
Gross profit	673,895	611,779	572,504
Selling, general and administration expenses	344,614	308,430	366,772
Restructuring costs	1,904	5,567	8,236
Asset impairment	—	69,900	51,515
Loss on disposal of subsidiaries	850	8,590	2,091
Operating income	326,527	219,292	143,890
Interest expense, net	41,331	46,123	46,807
Loss on extinguishment of debt	—	13,583	—
Other (income) expense, net	(5,001)	15,620	(5,217)
Income before income tax expense	290,197	143,966	102,300
Income tax expense	71,753	44,772	28,611
Net income	218,444	99,194	73,689
Less: net income attributable to non-controlling interests	4,211	4,693	4,652
Net income attributable to Masonite	$214,233	$94,501	$69,037

Basic earnings per common share attributable to Masonite	$9.51	$3.91	$2.81
Diluted earnings per common share attributable to Masonite	$9.41	$3.85	$2.77

Comprehensive income:
Net income	$218,444	$99,194	$73,689
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(35,637)	(3,175)	19,820
Pension and other post-retirement adjustment	(4,718)	2,250	(3,163)
Pension settlement charges	—	15,654	—
Amortization of actuarial net losses	22	1,336	1,002
Income tax (expense) benefit related to other comprehensive (loss) income	(846)	(5,518)	632
Other comprehensive (loss) income, net of tax:	(41,179)	10,547	18,291
Comprehensive income	177,265	109,741	91,980
Less: comprehensive income attributable to non-controlling interests	3,674	4,759	4,837
Comprehensive income attributable to Masonite	$173,591	$104,982	$87,143
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	January 1, 2023	January 2, 2022
Current assets:
Cash and cash equivalents	$296,922	$381,395
Restricted cash	11,999	10,110
Accounts receivable, net	375,918	343,414
Inventories, net	406,828	347,476
Prepaid expenses and other assets	55,051	50,399
Income taxes receivable	16,922	1,332
Total current assets	1,163,640	1,134,126
Property, plant and equipment, net	652,329	626,797
Operating lease right-of-use assets	160,695	176,445
Investment in equity investees	16,111	14,994
Goodwill	69,868	77,102
Intangible assets, net	136,056	150,487
Deferred income taxes	16,133	20,764
Other assets	33,346	45,903
Total assets	$2,248,178	$2,246,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$111,526	$138,788
Accrued expenses	223,046	237,300
Income taxes payable	14,361	8,551
Total current liabilities	348,933	384,639
Long-term debt	866,116	865,721
Long-term operating lease liabilities	151,242	165,670
Deferred income taxes	79,590	77,936
Other liabilities	59,515	52,874
Total liabilities	1,505,396	1,546,840
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 22,155,035 and 23,623,887 shares issued and outstanding as of January 1, 2023, and January 2, 2022, respectively	520,003	543,400
Additional paid-in capital	226,514	222,177
Retained earnings	127,826	24,244
Accumulated other comprehensive loss	(142,224)	(101,582)
Total equity attributable to Masonite	732,119	688,239
Equity attributable to non-controlling interests	10,663	11,539
Total equity	742,782	699,778
Total liabilities and equity	$2,248,178	$2,246,618
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	January 1, 2023	January 2, 2022	January 3, 2021
Total equity, beginning of period	$699,778	$695,117	$636,862
Share capital:
Beginning of period	543,400	552,969	558,514
Common shares issued for delivery of share based awards	13,868	12,125	8,269
Common shares issued under employee stock purchase plan	1,573	1,593	1,305
Common shares repurchased and retired	(38,838)	(23,287)	(15,119)
End of period	520,003	543,400	552,969
Additional paid-in capital:
Beginning of period	222,177	223,666	216,584
Share based compensation expense	21,771	15,959	19,423
Common shares issued for delivery of share based awards	(13,868)	(12,125)	(8,269)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(3,359)	(5,001)	(3,623)
Common shares issued under employee stock purchase plan	(207)	(322)	(449)
End of period	226,514	222,177	223,666
Retained earnings (accumulated deficit):
Beginning of period	24,244	20,385	(20,047)
Net income attributable to Masonite	214,233	94,501	69,037
Common shares repurchased and retired	(110,651)	(90,642)	(28,605)
End of period	127,826	24,244	20,385
Accumulated other comprehensive loss:
Beginning of period	(101,582)	(112,063)	(130,169)
Other comprehensive (loss) income attributable to Masonite, net of tax	(40,642)	10,481	18,106
End of period	(142,224)	(101,582)	(112,063)
Equity attributable to non-controlling interests:
Beginning of period	11,539	10,160	11,980
Net income attributable to non-controlling interests	4,211	4,693	4,652
Other comprehensive (loss) income attributable to non-controlling interests, net tax	(537)	66	185
Dividends to non-controlling interests	(4,550)	(3,380)	(6,657)
End of period	10,663	11,539	10,160
Total equity, end of period	$742,782	$699,778	$695,117

Common shares outstanding:
Beginning of period	23,623,887	24,422,934	24,869,921
Common shares issued for delivery of share based awards	194,500	199,865	209,407
Common shares issued under employee stock purchase plan	16,567	15,091	16,505
Common shares repurchased and retired	(1,679,919)	(1,014,003)	(672,899)
End of period	22,155,035	23,623,887	24,422,934
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	January 1, 2023	January 2, 2022	January 3, 2021
Net income	$218,444	$99,194	$73,689
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	850	8,590	2,091
Loss on extinguishment of debt	—	13,583	—
Depreciation	71,168	70,641	68,350
Amortization	17,127	21,341	23,423
Share based compensation expense	21,771	15,959	19,423
Deferred income taxes	6,024	4,881	(10,085)
Unrealized foreign exchange loss (gain)	820	(1,244)	(324)
Share of income from equity investees, net of tax	(4,768)	(4,858)	(2,811)
Dividend from equity investee	4,500	4,500	4,275
Pension and post-retirement funding, net of expense	(2,342)	15,448	(4,654)
Non-cash accruals and interest	(511)	1,678	1,601
(Gain) loss on sale of property, plant and equipment	(378)	1,316	6,234
Asset impairment	—	69,900	51,515
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39,056)	(56,831)	(13,006)
Inventories	(66,372)	(92,641)	(15,568)
Prepaid expenses and other assets	7,266	(8,021)	(9,179)
Accounts payable and accrued expenses	(33,302)	1,473	107,129
Other assets and liabilities	(12,044)	(8,452)	19,077
Net cash flow provided by operating activities	189,197	156,457	321,180

Cash flows from investing activities:
Additions to property, plant and equipment	(114,307)	(86,670)	(72,908)
Acquisition of businesses, net of cash acquired	—	(160)	(5,814)
Proceeds from sale of subsidiaries, net of cash disposed	(74)	7,001	—
Proceeds from sale of property, plant and equipment	6,413	6,027	7,362
Other investing activities	(3,130)	(2,340)	(2,530)
Net cash flow used in investing activities	(111,098)	(76,142)	(73,890)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	375,000	—
Repayments of long-term debt	—	(300,945)	(57)
Payment of debt extinguishment costs	—	(10,810)	—
Payment of debt issuance costs	—	(4,672)	—
Tax withholding on share based awards	(3,359)	(5,001)	(3,623)
Distributions to non-controlling interests	(4,550)	(3,380)	(6,657)
Repurchases of common shares	(149,489)	(113,929)	(43,724)
Net cash flow used in financing activities	(157,398)	(63,737)	(54,061)

Net foreign currency translation adjustment on cash	(3,285)	(307)	4,397
(Decrease) Increase in cash, cash equivalents and restricted cash	(82,584)	16,271	197,626
Cash, cash equivalents and restricted cash, beginning of period	391,505	375,234	177,608
Cash, cash equivalents and restricted cash, at end of period	$308,921	$391,505	$375,234
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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 59 manufacturing locations in seven countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
Basis of Presentation
We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of January 1, 2023, and January 2, 2022, and for the years ended January 1, 2023, January 2, 2022, and January 3, 2021.
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
In December 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, "Government Assistance," which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity's financial statements. The guidance was effective for annual periods beginning after December 15, 2021, with early adoption permitted. We have adopted the new guidance as of January 3, 2022, the beginning of fiscal year 2022, and the adoption did not have a material impact on our financial statements or disclosures.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. We adopted the new guidance prospectively as of January 4, 2021, the beginning of fiscal year 2021, and the adoption did not have a material impact on our financial statements.
Other Recent Accounting Pronouncements not yet Adopted
In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09," Revenue from Contracts with Customers" as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, with early application permitted. We did not early adopt and believe the adoption of this new guidance will not have a material impact on our financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Summary of Significant Accounting Policies
(a) Principles of consolidation:
These consolidated financial statements include the accounts of Masonite and our subsidiaries and the accounts of any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated upon consolidation. The results of subsidiaries acquired during the periods presented are consolidated from their respective dates of acquisition using the acquisition method. Subsidiaries are prospectively deconsolidated as of the date we no longer have effective control of the entity.
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
(d) Restricted cash:
Restricted cash includes cash we have placed as collateral for standby letters of credit. The letters of credit guarantee payment to third parties in the event the company is in breach of contract terms as detailed in each letter of credit. As of January 1, 2023, and January 2, 2022, we had standby letters of credit totaling $2.1 million and $2.6 million, respectively. There were no amounts drawn upon these letters of credit as of January 1, 2023, or January 2, 2022.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Goodwill is not amortized, but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment in goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analysis and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. There were no impairment charges recorded against goodwill in 2022.
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
(k) Income taxes:
As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with inherent uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. We assess the income tax positions and record tax liabilities for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. Our global structure required an assessment of the Company’s interpretation and application of tax laws in multiple jurisdictions including the income tax impact of the legal entity ownership structure and intercompany transactions.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(q) Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs within accrued expenses on the consolidated balance sheets, based on historical experience and we periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance at beginning of period	$4,015	$4,635	$4,414
Additions charged to expense	5,085	4,646	6,807
Deductions	(5,219)	(5,266)	(6,586)
Balance at end of period	$3,881	$4,015	$4,635
(r) Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of income and comprehensive income and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.
(s) Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of income and comprehensive income. Advertising costs were $16.9 million, $14.2 million and $10.8 million in the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
(t) Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of income and comprehensive income. These costs exclude the significant investments in other areas such as advanced automation. Research and development costs were $21.2 million, $18.4 million and $17.0 million in the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
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
(x) Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2022, there were no material changes in the methods or policies used to establish estimates and assumptions. Actual results may differ from our estimates.
2. Acquisitions and Divestitures
Acquisitions
On January 3, 2023, we completed the acquisition of Endura Products for approximately $375.0 million in cash using a combination of cash on hand and borrowings under our Term Loan Facility and ABL Facility. In connection with the acquisition, we borrowed $250.0 million under our Term Loan Facility and $100.0 million under our ABL Facility. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Refer to Note 23. Subsequent Events for additional information.
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
Divestitures
During the fourth quarter of 2022, we completed the liquidation of our legal entity in Turkey. As a result, we recognized $0.9 million in loss on disposal of subsidiaries. The total charge consists of $0.7 million relating to the recognition of cumulative translation adjustment out of accumulated other comprehensive loss and $0.2 million relating to the write-off of net assets.
On June 14, 2021, we completed the sale of all the capital stock of our Czech business ("Czech") for consideration of $7.0 million, net of cash disposed. The divestiture of this business resulted in a loss on disposal of subsidiaries of $8.6 million, which was recognized in the second quarter of 2021 in the Europe segment. The total charge

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 62.3% and 56.7% of total accounts receivable as of January 1, 2023, and January 2, 2022, respectively. Our largest customer, The Home Depot, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of January 1, 2023, and January 2, 2022. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either January 1, 2023, or January 2, 2022.
The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance at beginning of period	$2,087	$2,809	$1,752
Additions charged to expense	1,062	242	1,443
Deductions	(669)	(964)	(386)
Balance at end of period	$2,480	$2,087	$2,809
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
Certain wood moldings and millwork products being imported into the United States are subject to import tariffs. Tariff deposits are paid to the government and are recoverable through an assessment process.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	January 1, 2023	January 2, 2022
Raw materials	$320,553	$275,269
Finished goods	95,005	78,324
Provision for obsolete or aged inventory	(8,730)	(6,117)
Inventories, net	$406,828	$347,476

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance at beginning of period	$6,117	$6,305	$7,136
Additions charged to expense	7,692	3,402	5,150
Deductions	(5,079)	(3,590)	(5,981)
Balance at end of period	$8,730	$6,117	$6,305
5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	January 1, 2023	January 2, 2022
Land	$21,415	$22,851
Buildings	222,340	216,510
Machinery and equipment	837,407	783,913
Property, plant and equipment, gross	1,081,162	1,023,274
Accumulated depreciation	(428,833)	(396,477)
Property, plant and equipment, net	$652,329	$626,797
Total depreciation expense was $71.2 million, $70.6 million and $68.4 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of income and comprehensive income.
6. Leases
The following table summarizes the components of lease expense recorded in the consolidated statements of income and comprehensive income for the periods indicated:

(In thousands)	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Operating lease expense	$49,972	$47,263	$38,922
Finance lease expense
Amortization of leased assets	1,123	865	882
Interest on lease liabilities	1,356	1,443	1,458
Total lease expense	$52,451	$49,571	$41,262

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes a detail of lease assets and liabilities included in the consolidated balance sheet as of the period indicated:

(In thousands)	January 1, 2023	January 2, 2022
Operating lease right-of-use assets	$160,695	$176,445
Finance lease right-of-use assets (1)	25,409	23,931
Total lease assets, net	$186,104	$200,376

Current portion of operating lease liabilities	$24,372	$25,551
Long-term operating lease liabilities	151,242	165,670
Long-term finance lease liabilities	29,561	27,043
Total lease liabilities	$205,175	$218,264
____________
(1) Net of accumulated amortization of $3.5 million and $2.4 million, as of January 1, 2023, and January 2, 2022, respectively.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases as of the period indicated:

	January 1, 2023	January 2, 2022
Weighted-average remaining lease term (years)
Operating leases	11.2	11.8
Finance leases	26.6	27.6
Weighted-average discount rate (1)
Operating leases	4.3%	4.1%
Finance leases	4.8%	5.4%
____________
(1) Based on the Company's incremental borrowing rate at lease commencement or modification.
As of January 1, 2023, the future minimum lease payments under non-cancelable leases are as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year:
2023	$31,073	$1,311
2024	28,862	1,471
2025	25,331	1,515
2026	18,362	1,693
2027	14,622	1,612
Thereafter	113,393	49,127
Total minimum lease payments	231,643	56,729
Less imputed interest	(56,029)	(27,168)
Present value of future lease payments	$175,614	$29,561
As of January 1, 2023, we have one undiscounted commitment for an operating lease that had not yet commenced of $25.8 million. This operating lease will commence during fiscal year 2023 with a lease term of 7.2 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Architectural	Total
January 3, 2021	$9,730	$69,439	$59,523	$138,692
Measurement period adjustment	160	—	—	160
Goodwill related to 2021 divestiture	—	(1,395)	—	(1,395)
Goodwill impairment	—	—	(59,526)	(59,526)
Foreign exchange fluctuations	3	(835)	3	(829)
January 2, 2022	9,893	67,209	—	77,102
Foreign exchange fluctuations	(19)	(7,215)	—	(7,234)
January 1, 2023	$9,874	$59,994	$—	$69,868
Gross goodwill before cumulative impairment charges in the Architectural reporting unit was $111.0 million as of January 1, 2023, January 2, 2022, and January 3, 2021. In the third quarter of 2020, we determined the continued decreased demand in the Architectural door market due to the impact of COVID-19 in the year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural reporting unit. A goodwill impairment charge of $51.5 million was recorded to selling, general and administration expenses. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $111.0 million to $59.5 million. See Note 14 for further information.
We performed an annual qualitative impairment test of each of our reporting units during the fourth quarter of 2021. As a result of manufacturing constraints in the Architectural reporting unit due to COVID-19 related absenteeism, material availability and production challenges, a goodwill impairment charge of $59.5 million was recorded to selling, general and administration expenses in 2021. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $59.5 million to zero. See Note 14 for further information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	January 1, 2023			January 2, 2022
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$165,700	$(135,518)	$30,182	$176,779	$(132,840)	$43,939
Patents	34,776	(29,665)	5,111	34,438	(28,148)	6,290
Software	37,187	(33,900)	3,287	36,354	(33,281)	3,073
Trademarks and tradenames	30,918	(15,827)	15,091	34,210	(14,063)	20,147
License rights and other	6,584	(84)	6,500	94	(94)	—
Total definite life intangible assets	275,165	(214,994)	60,171	281,875	(208,426)	73,449
Indefinite life intangible assets:
Trademarks and tradenames	75,885	—	75,885	77,038	—	77,038
Total intangible assets	$351,050	$(214,994)	$136,056	$358,913	$(208,426)	$150,487
Amortization of intangible assets was $15.8 million, $20.2 million and $22.2 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of income and comprehensive income.
The estimated future amortization of intangible assets with definite lives as of January 1, 2023, is as follows:

(In thousands)
Fiscal year:
2023	$15,487
2024	14,054
2025	12,063
2026	8,617
2027	8,305
8. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	January 1, 2023	January 2, 2022
Accrued payroll	$69,224	$66,048
Accrued rebates	50,200	51,200
Current portion of operating lease liabilities	24,372	25,551
Accrued interest	16,480	17,125
Other accruals	62,770	77,376
Total accrued expenses	$223,046	$237,300

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Long-Term Debt

(In thousands)	January 1, 2023	January 2, 2022
3.50% senior unsecured notes due 2030	$375,000	$375,000
5.375% senior unsecured notes due 2028	500,000	500,000
Debt issuance costs	(8,884)	(9,279)
Total long-term debt	$866,116	$865,721
Interest expense on our long-term debt was $41.3 million, $43.9 million and $45.5 million for years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively, and primarily related to our consolidated indebtedness under senior unsecured notes. Debt issuance costs incurred in connection with the 2030 Notes and the 2028 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. Additionally, we pay interest on any outstanding principal under our Term Loan Facility and ABL Facility, each as defined below, and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and the principal is due February 15, 2030. The 2030 Notes were issued at par. We received net proceeds of $370.3 million after deducting $4.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2030 Notes using the effective interest method. The net proceeds from the issuance of the 2030 Notes were used to redeem the remaining $300.0 million aggregate principal amount of the 2026 Notes (as described below), including the payment of related premiums, fees and expenses, with the balance of the proceeds available for general corporate purposes.
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
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of January 1, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes were issued in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to buyers outside of the United States pursuant to Regulation S under the Securities Act. The 2028 Notes were issued without registration rights and are not listed on any securities exchange. The 2028 Notes bear interest at 5.375% per annum, payable in cash semiannually in arrears on February 1 and August 1 of each year and the principal is due February 1, 2028. The 2028 notes were issued at par. We received net proceeds of $493.3 million after deducting $6.7 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the 2028 Notes using the effective interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
method. The net proceeds from issuance of the 2028 Notes, together with available cash balances, were used to redeem the remaining $500.0 million aggregate principal amount of similar senior unsecured notes.
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
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of January 1, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
Term Loan Facility
On December 13, 2022, we and certain of our subsidiaries entered into a new delayed-draw term loan credit agreement (the "Term Loan Credit Agreement") maturing on December 12, 2027 (the "Term Loan Maturity Date"). The Term Loan Credit Agreement provides for a senior secured five-year delayed-draw term loan facility of $250.0 million (the "Term Loan Facility"). Loans under the Term Loan Facility (the "Term Loans") will bear interest at a rate equal to, at our option, (1) the Adjusted Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 2.25% or (2) an alternate base rate equal to the greatest of (i) the "Prime Rate" in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in Dollars, (iii) 1.00% above the Adjusted Term SOFR Rate for a one month interest period and (iv) 1.00%, plus, in each case, an applicable margin of 1.25%, subject to, in each of cases (1) and (2), an agreed interest rate floor. The Term Loans are repayable in equal quarterly installments for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
an annual aggregate amortization payment equal to 15% of the aggregate principal amount of the Term Loans, with the balance of the principal being due on the Term Loan Maturity Date.
The Term Loan Credit Agreement also includes a quarterly ticking fee of 25 basis points per annum payable to the lenders under the Term Loan Facility beginning on January 3, 2023 (the "Closing Date") in respect of the unutilized commitments thereunder. As a result of the incurrence of the Term Loans on the Closing Date such ticking fees were not (and shall not be) payable to the Lenders.
The Borrower also pays customary agency fees.
Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly-owned subsidiaries organized in the United States and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023.
The Term Loan Credit Agreement contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge, (vi) incur additional debt and (vii) create liens. The Term Loan Credit Agreement includes certain exceptions and exemptions under the restricted payment, investment, dispositions, liens and indebtedness covenants.
The Term Loan Credit Agreement requires us to maintain at all times a total leverage ratio of no more than 4.50:1.00. The Term Loan Credit Agreement contains change of control provisions and certain customary affirmative covenants and events of default. As of January 1, 2023, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility and there were no amounts outstanding.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. On October 28, 2022, we and certain of our subsidiaries entered into an amendment which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million to an aggregate amount of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowings thereunder in U.S. dollars with an interest rate based on the sum of (x) a "Term SOFR" rate published by the CME Group Benchmark Administration Limited (CBA) plus (y) 10 basis points ("Adjusted Term SOFR"). Additionally, on December 12, 2022, we entered into an amendment to the ABL Facility, which, among other things, extended the maturity of the ABL Facility from January 31, 2024 to December 12, 2027. The terms of the ABL Facility remained otherwise substantially unchanged. Obligations under the ABL Facility are secured by a first priority security interest in such accounts receivable, inventory and other related assets of Masonite and our subsidiaries. In addition, obligations under the ABL Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of our directly or indirectly wholly-owned subsidiaries.
Borrowings under the ABL Facility bear interest at a rate equal to, at our option, (i) the United States, Canadian or United Kingdom Base Rate (each as defined in the credit agreement relating to the ABL Facility, the "Amended and Restated Credit Agreement") plus a margin ranging from 0.25% to 0.50% per annum, or (ii) the Adjusted Term SOFR or BA Rate (each as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 1.50% per annum. In addition to paying interest on any outstanding principal under the ABL Facility, a commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of January 1, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $324.9 million under our ABL Facility and there were no amounts outstanding as of January 1, 2023.
10. Commitments and Contingencies
We may become involved from time-to-time in litigation and regulatory compliance matters incidental to our business, including employment and wage and hour claims, antitrust, tax, product liability, environmental, health and safety, commercial disputes, intellectual property, contracts and other matters arising out of the normal conduct of our business. Since litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review and accrue for contingencies related to litigation and regulatory compliance matters, if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on current information, in the opinion of management, the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Antitrust Class Action Proceedings - Canada
On May 19, 2020, an intended class proceeding was commenced in the Province of Québec, Canada naming as defendants Masonite Corporation, Corporation Internationale Masonite, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. The intended class proceeding seeks damages, punitive damages, and other relief. On December 22, 2020, the parties filed a motion with the court seeking to stay the proceeding.
On October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff served its certification record on March 31, 2021. The parties are waiting confirmation from the Federal Court of hearing dates in 2023 for a two-day certification hearing.
As of January 1, 2023, we have not accrued an expense in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated. This proceeding is at an early stage. While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition, results of operations or cash flow.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
•Adjustments for early payment discounts offered by us.
Contract assets are represented by our trade accounts receivable balances on the consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of January 1, 2023, or January 2, 2022. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the years ended January 1, 2023, January 2, 2022, or January 3, 2021.
12. Share Based Compensation Plans
Share based compensation expense was $21.8 million, $16.0 million and $19.4 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. As of January 1, 2023, the total remaining unrecognized compensation expense related to share based compensation amounted to $27.1 million, which will be amortized over the weighted average remaining requisite service period of 1.7 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a straight-line approach, depending on the terms of the individual award, and is classified within selling, general and administration expenses in the consolidated statements of income and comprehensive income. All forfeitures are accounted for as they occur. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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
The 2021 Equity Plan and the 2012 Plan ("the Plans") were adopted because the Board of Directors believes that long-term incentive awards granted under the Plans will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The Plans permit us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The Plans are effective for ten years from the date of its adoption. Awards granted under the Plans are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the Plans in the form of a performance award. The Plans may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. As of January 1, 2023, there were 938,667 shares of common stock available for future issuance under the 2021 Equity Plan.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of January 1, 2023, the liability and asset relating to deferred compensation had a fair value of $7.2 million and $7.0 million, respectively. As of January 2, 2022, the liability and asset relating to deferred compensation had a fair value of $8.9 million and $9.0 million, respectively. Any gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of income and comprehensive income.
As of January 1, 2023, participation in the DCP is limited and no restricted stock awards have been deferred into the DCP.
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
The total fair value of SARs vested was $0.8 million, $0.8 million and $1.0 million, in the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

Twelve Months Ended January 1, 2023	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	158,725	$7,324	$71.81	7.5
Granted	33,803		88.43
Exercised	(4,580)	169	56.51
Forfeited	(3,743)		96.15
Outstanding, end of period	184,205	$2,153	$74.75	7.0

Exercisable, end of period	124,842	$2,118	$66.14	6.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Twelve Months Ended January 2, 2022	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	207,094	$7,409	$62.56	7.5
Granted	28,707		107.68
Exercised	(69,223)	4,305	57.79
Forfeited	(7,853)		82.76
Outstanding, end of period	158,725	$7,324	$71.81	7.5

Exercisable, end of period	81,474	$4,451	$63.32	6.9

Twelve Months Ended January 3, 2021	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	404,447	$7,615	$53.62	4.7
Granted	32,435		83.39
Exercised	(209,793)	7,033	48.59
Forfeited	(19,995)		62.10
Outstanding, end of period	207,094	$7,409	$62.56	7.5

Exercisable, end of period	94,883	$3,736	$58.97	6.4
The value of SARs granted in the year ended January 1, 2023, as determined using the Black-Scholes-Merton valuation model, was $0.9 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated based on historical employee behavior and the contractual term of the options amongst other considerations. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

	2022 Grants	2021 Grants	2020 Grants
SAR value (model conclusion)	$26.52	$28.08	$20.56
Risk-free rate	2.0%	0.8%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	26.5%	25.2%	22.6%
Expected term (years)	6.0	6.0	6.0
Restricted Stock Units
We have granted Restricted Stock Units ("RSUs") to directors and certain employees under the 2021 Equity Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs awarded is based on the fair value of the RSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
	January 1, 2023		January 2, 2022		January 3, 2021
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	291,925	$88.66	319,675	$68.33	318,520	$58.89
Granted	216,774	88.22	142,540	111.02	154,332	79.66
Delivered	(138,682)	78.51	(116,663)	66.40	(115,340)	60.30
Withheld to cover (1)	(23,319)		(24,471)		(16,234)
Forfeited	(32,945)	95.83	(29,156)	82.85	(21,603)	58.15
Outstanding, end of period	313,753	$92.85	291,925	$88.66	319,675	$68.33
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
RSUs granted during the year ended January 1, 2023, vest at specified future dates with only service requirements. The value of RSUs granted in the year ended January 1, 2023, was $19.1 million and is being recognized over the weighted average requisite service period of 1.9 years. During the year ended January 1, 2023, 162,001 RSUs vested at a fair value of $12.7 million.
Performance-based Restricted Stock Units
We have granted certain Performance-based Restricted Stock Units ("PRSUs") under the 2021 Equity Plan and the 2012 Plan. These PRSUs are settled with payouts ranging from zero to 200% of the target award value depending on performance goal achievement. The compensation expense for the PRSUs awarded is based on the fair value of the PRSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. The PRSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted.

	Year Ended
	January 1, 2023		January 2, 2022		January 3, 2021
	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	150,181	$84.47	168,382	$67.80	204,687	$60.66
Granted	211,251	88.37	59,728	109.25	64,611	79.83
Performance adjustment (1)	25,234	57.19	14,474	63.05	(59,936)	67.50
Delivered	(52,265)	57.19	(60,252)	63.05	—	—
Withheld to cover (2)	(11,809)		(9,518)		—
Forfeited	(11,914)	94.50	(22,633)	78.20	(40,980)	51.51
Outstanding, end of period	310,678	$90.15	150,181	$84.47	168,382	$67.80
____________
(1) PRSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. These awards are settled with payouts ranging from zero to 200% of the target award value depending on performance goal achievement. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2) A portion of the vested PRSUs delivered were net share settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.
PRSUs granted during the year ended January 1, 2023, vest at specified future dates based on both performance and service requirements. The value of PRSUs granted in the year ended January 1, 2023, was $18.7 million and is being recognized over the weighted average requisite service period of 3.0 years. During the year ended January 1, 2023, 64,074 PRSUs vested at a fair value of $3.7 million.
13. Restructuring Costs
Over the past several years, we have engaged in a series of restructuring programs related to exiting certain geographies and non-core businesses, consolidating certain internal support functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and plant closure costs. Management continues to evaluate our business; therefore, in future years, there may be additional provisions for new plan initiatives, as well as changes in previously recorded estimates, as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for certain assets sold, abandoned or made obsolete as a result of these programs.
In December 2022, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges and will continue through 2023. As of January 1, 2023, we expect to incur approximately $13 million to $18 million of additional charges related to the 2022 Plan.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of January 1, 2023, we do not expect to incur any material future charges related to the 2021 Plan, 2020 Plan, 2019 Plan or 2018 Plan.
The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2022 Plan	$2,131	$—	$—	$—	$2,131
2021 Plan	—	—	17	—	17
2020 Plan	—	—	62	16	78
2019 Plan	(395)	—	—	73	(322)
Total Restructuring Costs	$1,736	$—	$79	$89	$1,904

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2021 Plan	$—	$—	$1,666	$—	$1,666
2020 Plan	23	—	3,499	23	3,545
2019 Plan	(172)	—	—	528	356
Total Restructuring Costs	$(149)	$—	$5,165	$551	$5,567

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2020 Plan	$29	$—	$1,733	$—	$1,762
2019 Plan	3,863	(37)	1,165	1,048	6,039
2018 Plan	435	—	—	—	435
Total Restructuring Costs	$4,327	$(37)	$2,898	$1,048	$8,236

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Cumulative Amount Incurred Through
	January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2022 Plan	$2,131	$—	$—	$—	$2,131
2021 Plan	—	—	1,683	—	1,683
2020 Plan	52	—	5,294	39	5,385
2019 Plan	8,755	359	1,671	2,668	13,453
Total Restructuring Costs	$10,938	$359	$8,648	$2,707	$22,652
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 2, 2022	Severance	Closure Costs	Cash Payments	January 1, 2023
2022 Plan	$—	$143	$1,988	$(2,131)	$—
2021 Plan	25	(26)	43	(42)	—
2020 Plan	22	(35)	113	(100)	—
2019 Plan	2	31	(353)	320	—
Total	$49	$113	$1,791	$(1,953)	$—

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	January 2, 2022
2021 Plan	$—	$513	$1,153	$(1,641)	$25
2020 Plan	1,492	264	3,281	(5,015)	22
2019 Plan	291	175	181	(645)	2
Total	$1,783	$952	$4,615	$(7,301)	$49

(In thousands)	December 29, 2019	Severance	Closure Costs	Cash Payments	January 3, 2021
2020 Plan	$—	$1,506	$256	$(270)	$1,492
2019 Plan	1,535	1,752	4,287	(7,283)	291
2018 Plan	—	163	272	(435)	—
Total	$1,535	$3,421	$4,815	$(7,988)	$1,783
14. Asset Impairment
During the year ended January 2, 2022, we recognized asset impairment charges of $69.9 million, of which $59.5 million related to a goodwill impairment charge in the Architectural reporting unit as a result of manufacturing constraints due to COVID-19 related absenteeism, material availability and production challenges and $10.4 million related to assets in the Architectural segment and an asset in the Corporate & Other category as a result of announced plant closures under the 2021 and 2020 Plans. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $59.5 million. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $59.5 million to zero. The $10.4 million asset impairment charge was determined based upon the excess of the carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
unobservable inputs include an estimate of future cash flows and the salvage value for each of the assets. The fair value of the assets was determined to be $6.3 million, compared to a book value of $16.7 million, with the difference representing the asset impairment charges recorded in the consolidated statements of income and comprehensive income.
During the year ended January 3, 2021, we recognized asset impairment charges of $51.5 million related to the Architectural reporting unit, as a result of continued decreased demand in the Architectural door market due to the impact of COVID-19 in the year, along with the uncertainty of the duration and intensity of the pandemic on the Architectural door market for future periods were indicators that goodwill impairment was present in the Architectural unit. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge of $51.5 million. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value. The fair value of the reporting unit was determined to be $59.5 million, compared to a book value of $111.0 million, with the difference representing the asset impairment charge recorded in the consolidated statements of income and comprehensive income.
15. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Income before income tax expense:
Canada	$78,768	$44,935	$54,355
Foreign	211,429	99,031	47,945
Total income before income tax expense	$290,197	$143,966	$102,300

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense for income taxes consists of the following:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Current income tax expense:
Canada	$15,266	$9,392	$8,283
Foreign	50,463	30,499	30,413
Total current income tax expense:	65,729	39,891	38,696

Deferred income tax expense (benefit):
Canada	7,931	3,626	(235)
Foreign	(1,907)	1,255	(9,850)
Total deferred income tax expense (benefit):	6,024	4,881	(10,085)
Income tax expense	$71,753	$44,772	$28,611
The Canadian statutory rate (inclusive of provincial rates) is 26.1%, 26.5% and 26.5% for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. A summary of the differences between expected income tax expense calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) is as follows:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Income tax expense computed at statutory income tax rate	$75,829	$38,137	$27,130
Foreign rate differential	(10,045)	(12,370)	(4,900)
Permanent differences	(2,012)	3,843	(1,286)
Disposal of subsidiaries	287	1,651	493
Income attributable to a permanent establishment	(6,517)	2,608	2,253
Change in valuation allowance	5,202	1,569	(9,271)
Income tax credits	2,673	(5,591)	(1,831)
Change in tax rate	1,120	2,706	883
Goodwill impairment	—	11,296	7,965
Limitation on executive compensation	2,273	1,904	2,209
Withholding and other taxes	2,100	1,761	2,435
Nondeductible interest	1,970	—	1,714
Other	(1,127)	(2,742)	817
Income tax expense	$71,753	$44,772	$28,611

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Deferred tax assets:
Non-capital loss carryforwards	$12,525	$11,142
Capital loss carryforwards	7,753	6,740
Deferred interest expense	9,052	12,518
Accruals and reserves currently not deductible for tax purposes	20,268	18,208
Share based compensation	4,887	4,456
Income tax credits	872	5,466
Lease right-of-use assets	53,985	57,735
Capitalized research and development	5,732	—
Other	2,031	1,319
Total deferred tax assets	117,105	117,584
Valuation allowance	(14,102)	(10,286)
Total deferred tax assets, net of valuation allowance	103,003	107,298
Deferred tax liabilities:
Plant and equipment	(86,337)	(77,807)
Intangibles	(21,043)	(23,147)
Basis difference in subsidiaries	(7,469)	(7,488)
Unrealized foreign exchange loss (gain)	1,850	(287)
Lease liabilities	(48,889)	(52,955)
Other	(4,572)	(2,786)
Total deferred tax liabilities	(166,460)	(164,470)
Net deferred tax liability	$(63,457)	$(57,172)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of January 1, 2023, and January 2, 2022, a valuation allowance of $14.1 million and $10.3 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from loss carryforwards and other assets in Canada, Costa Rica and the United Kingdom.
The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance at beginning of period	$10,286	$5,970	$15,569
Additions charged to expense and other	10,252	4,473	851
Deductions	(6,436)	(157)	(10,450)
Balance at end of period	$14,102	$10,286	$5,970

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The losses carried forward for tax purposes are available to reduce future taxable income by $47.2 million. We can apply these losses against future taxable income based on the period of expiration as follows:

(In thousands)	Canada	Other Foreign	Total
2023-2028	$—	$3,237	$3,237
2029-2043	39,482	—	39,482
Indefinitely	—	4,502	4,502
Total tax losses carried forward	$39,482	$7,739	$47,221
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
As of January 1, 2023, and January 2, 2022, our unrecognized tax benefits were $7.7 million and $7.6 million, respectively, excluding interest and penalties. The unrecognized tax benefits would favorably impact the effective tax rate if the tax benefits were recognized. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Unrecognized tax benefit at beginning of period	$7,592	$8,108	$8,156
Gross increases in tax positions in current period	151	103	62
Gross decreases in tax positions in prior period	(173)	(108)	(110)
Gross increases in tax positions in prior period	110	—	1
Lapse of statute of limitations	—	(511)	(1)
Unrecognized tax benefit at end of period	$7,680	$7,592	$8,108
We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended January 1, 2023, January 2, 2022, and January 3, 2021, we recorded accrued interest of $0.6 million, $0.4 million and $0.6 million, respectively. Additionally, we have recognized a liability for accumulated penalties of $0.3 million, $0.3 million and $0.3 million, and accumulated interest of $3.1 million, $2.8 million and $3.1 million, respectively. The interest and penalties accrued related to unrecognized tax benefits would also favorably impact the effective tax rate if those benefits were recognized.
We estimate that the amount of unrecognized tax benefits will not significantly increase or decrease within the 12 months following the reporting date.
We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of January 1, 2023, we are no longer subject to Canadian income tax examination for years prior to 2018. Additionally, we are no longer subject to U.S. federal tax examinations for years prior to 2019. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2019, those attributes can still be audited when utilized on returns subject to audit. In state and local jurisdictions, we are no longer subject to income tax examination for years prior to 2016.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Year Ended
(In thousands, except share and per share information)	January 1, 2023	January 2, 2022	January 3, 2021
Net income attributable to Masonite	$214,233	$94,501	$69,037

Shares used in computing basic earnings per share	22,532,722	24,176,846	24,569,727
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	239,743	385,687	373,451
Shares used in computing diluted earnings per share	22,772,465	24,562,533	24,943,178

Basic earnings per common share attributable to Masonite	$9.51	$3.91	$2.81
Diluted earnings per common share attributable to Masonite	$9.41	$3.85	$2.77

Anti-dilutive instruments excluded from diluted earnings per common share	223,968	28,707	215,563
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling 85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery.
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
•    depreciation;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indenture governing the 2030 Notes and the 2028 Notes and the credit agreements governing the Term Loan Facility and the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of the segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$2,286,098	$282,989	$323,175	$20,293	$2,912,555
Intersegment sales	(2,456)	(2,220)	(16,192)	—	(20,868)
Net sales to external customers	$2,283,642	$280,769	$306,983	$20,293	$2,891,687

Adjusted EBITDA	$461,750	$28,774	$(3,748)	$(40,978)	$445,798
Depreciation and amortization	42,958	21,061	12,374	11,902	88,295
Interest expense, net	—	—	—	41,331	41,331
Income tax expense	—	—	—	71,753	71,753

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,955,424	$342,172	$303,078	$20,014	$2,620,688
Intersegment sales	(2,526)	(7,640)	(13,602)	—	(23,768)
Net sales to external customers	$1,952,898	$334,532	$289,476	$20,014	$2,596,920

Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606
Depreciation and amortization	39,504	23,825	14,620	14,033	91,982
Interest expense, net	—	—	—	46,123	46,123
Income tax expense	—	—	—	44,772	44,772

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended January 3, 2021
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$1,640,323	$260,834	$358,049	$19,947	$2,279,153
Intersegment sales	(2,204)	(2,721)	(17,153)	—	(22,078)
Net sales to external customers	$1,638,119	$258,113	$340,896	$19,947	$2,257,075

Adjusted EBITDA	$347,822	$40,474	$34,201	$(58,785)	$363,712
Depreciation and amortization	37,705	23,732	17,735	12,601	91,773
Interest expense, net	—	—	—	46,807	46,807
Income tax benefit	—	—	—	28,611	28,611

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of our consolidated net income attributable to Masonite to Adjusted EBITDA is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net income attributable to Masonite	$214,233	$94,501	$69,037
Plus:
Depreciation	71,168	70,641	68,350
Amortization	17,127	21,341	23,423
Share based compensation expense	21,771	15,959	19,423
(Gain) loss on disposal of property, plant and equipment	(378)	1,316	6,234
Restructuring costs	1,904	5,567	8,236
Asset impairment	—	69,900	51,515
Loss on disposal of subsidiaries	850	8,590	2,091
Interest expense, net	41,331	46,123	46,807
Loss on extinguishment of debt	—	13,583	—
Other (income) expense, net	(5,001)	15,620	(5,217)
Income tax expense	71,753	44,772	28,611
Other items (1)	6,829	—	40,550
Net income attributable to non-controlling interest	4,211	4,693	4,652
Adjusted EBITDA	$445,798	$412,606	$363,712
____________
(1) Other items include $6,829 in acquisition and due diligence related costs in the year ended January 1, 2023, and $40,550 in legal reserves related to the settlement of U.S. class action litigation in the year ended January 3, 2021, and were recorded in selling, general and administration expenses within the consolidated statements of income and comprehensive income.
We derive revenues from two major product lines: interior and exterior products. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net sales to external customers:
Interior products	$1,871,103	$1,654,379	$1,479,196
Exterior products	892,945	813,605	647,241
Components	127,639	128,936	130,638
Total	$2,891,687	$2,596,920	$2,257,075

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net sales to external customers from facilities in:
United States	$2,153,689	$1,776,180	$1,595,398
Canada	395,938	364,179	319,937
United Kingdom	259,944	300,008	218,382
Other	82,116	156,553	123,358
Total	$2,891,687	$2,596,920	$2,257,075
In the years ended January 1, 2023, January 2, 2022, and January 3, 2021, net sales to The Home Depot, Inc., were $630.7 million, $491.5 million and $411.1 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.
Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment is as follows as of the dates indicated:

(In thousands)	January 1, 2023	January 2, 2022
United States	$443,105	$413,289
Other (1)	209,224	213,508
Total	$652,329	$626,797
____________
(1) Except for the United States, property, plant and equipment in any single country was less than 10% of consolidated property, plant and equipment, net.
18. Employee Future Benefits
United States Defined Benefit Pension Plan
We had a defined benefit pension plan covering certain active and former employees in the United States ("U.S. Pension Plan"). Benefits under the plan were frozen at various times in the past. On December 9, 2020, the Board of Directors approved a resolution to terminate the U.S. Pension Plan and we initiated the process to terminate and annuitize the plan, which continued into 2021. During the fourth quarter of 2021, we completed balance sheet risk mitigation actions related to the U.S. Pension Plan and terminated the plan. In connection with the plan termination, we settled all future obligations under the U.S. Pension Plan through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations to a third-party insurance company under a group annuity contract, which resulted in the settlement of liabilities to affected participants. As a result of these actions, we recognized a pre-tax pension settlement charge of $23.3 million in the fourth quarter of 2021, primarily comprised of the recognition of past actuarial losses. This charge is recorded within other (income) expense, net in the consolidated statements of income and comprehensive income. Information about the U.S. Pension Plan is as follows for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Components of net periodic benefit cost:
Service cost	$—	$331	$309
Interest cost	—	1,516	2,183
Expected return on assets	—	(2,953)	(5,328)
Amortization of actuarial net losses	—	1,047	662
Settlement loss		23,343	—
Net pension expense (benefit)	$—	$23,284	$(2,174)
Information with respect to the assets, liabilities and net plan assets of the U.S. Pension Plan is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Pension assets:
Fair value of plan assets, beginning of year	$—	$86,464
Company contributions	—	5,550
Actual return on plan assets	—	(2,347)
Plan settlements	—	(84,573)
Benefits paid	—	(3,711)
Administrative expenses paid	—	(1,383)
Fair value of plan assets, end of year	—	—
Pension liability:
Accrued benefit obligation, beginning of year	—	85,330
Current service cost	—	331
Interest cost	—	1,516
Plan settlements	—	(84,573)
Actuarial loss	—	2,490
Benefits paid	—	(3,711)
Administrative expenses paid	—	(1,383)
Accrued benefit obligation, end of year	—	—
Net plan assets, end of year	$—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the change in accumulated other comprehensive loss ("AOCL") is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Net actuarial loss	$—	$7,790
Amortization of:
Curtailment recognition of prior service cost	—	(15)
Settlement recognition of net loss	—	(24,375)
Change in AOCL, pre-tax	$—	$(16,600)
The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs prior to termination were as follows for the periods indicated:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Discount rate applied for:
Accrued benefit obligation	—%	2.4%	2.4%
Net periodic pension cost	—%	2.4%	3.3%
Expected long-term rate of return on plan assets	—%	3.5%	3.5%
The rate of compensation increase for the accrued benefit obligation and net periodic pension costs for the U.S. Pension Plan is not applicable, as benefits under the plan are not affected by compensation increases.
The expected long-term rate of return on plan assets assumption was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model was used to develop an expected range of returns on the plan investments over a 30-year period, with the expected rate of return selected from a best estimate range within the total range of projected results.
United Kingdom Defined Benefit Pension Plan
We have a defined benefit pension plan in the United Kingdom ("U.K. Pension Plan"), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. Pension Plan was January 1, 2023. Information about the U.K. Pension Plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Components of net periodic benefit cost:
Interest cost	$504	$366	$536
Expected return on assets	(934)	(1,292)	(1,021)
Amortization of actuarial net losses	22	289	340
Settlement loss	—	—	127
Net pension benefit	$(408)	$(637)	$(18)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Information with respect to the assets, liabilities and net plan assets (accrued benefit obligation) of the U.K. Pension Plan is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Pension assets:
Fair value of plan assets, beginning of year	$33,389	$31,222
Company contributions	2,021	1,376
Actual return on plan assets	(13,071)	2,159
Benefits paid	(1,006)	(919)
Translation adjustment	(3,251)	(449)
Fair value of plan assets, end of year	18,082	33,389
Pension liability
Accrued benefit obligation, beginning of year	33,002	35,394
Interest cost	504	366
Actuarial gain	(9,153)	(1,431)
Benefits paid	(1,006)	(919)
Translation adjustment	(3,276)	(408)
Accrued benefit obligation, end of year	20,071	33,002
Net (accrued benefit obligation) plan assets, end of year	$(1,989)	$387
There were $9.2 million of actuarial gains during fiscal year 2022 primarily as a result of a change in the discount rate from 1.83% to 4.81% driven by an increase in both government and corporate bond yields. There were $1.4 million of actuarial gains during fiscal year 2021 primarily as a result of a change in the discount rate from 1.27% to 1.83%. There were no material changes to any other key assumptions nor was there a significant demographic gain or loss.
Amounts deferred in AOCL is set forth for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Net actuarial loss	$7,212	$2,794
Prior service cost	440	518
Total amount recognized in AOCL, pre-tax	$7,652	$3,312
A reconciliation of the change in AOCL is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022
Net actuarial loss (gain)	$4,852	$(2,298)
Amortization of:
Prior service cost	(22)	(25)
Net actuarial loss from prior years	—	(264)
Translation adjustment	(490)	(22)
Change in AOCL, pre-tax	$4,340	$(2,609)

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

	Year Ended
	January 1, 2023		January 2, 2022
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$3,740	20.7%	$8,327	24.9%
Debt securities	—	—%	—	—%
Other	14,342	79.3%	25,062	75.1%
	$18,082	100.0%	$33,389	100.0%
Under the plan's investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. Pension Plan for 2022 is 80% other securities and 20% equity securities. Other securities represent investments that are primarily invested in a mixture of debt and equity securities.
The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Discount rate applied for:
Accrued benefit obligation	4.8%	1.8%	1.3%
Net periodic pension cost	1.7%	1.0%	1.0%
Expected long-term rate of return on plan assets	3.0%	4.1%	4.1%
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 1, 2023, the estimated future benefit payments from the U.K. Pension Plan for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2023	$977
2024	1,079
2025	1,162
2026	1,120
2027	1,168
2028 through 2032	6,750
Total estimated future benefit payments	$12,256
Expected contributions to the U.K. Pension Plan during 2023 are $2.0 million.
Overall Pension Obligation
For all periods presented, the U.S. and U.K. Pension Plans were invested in equity securities, equity funds, bonds, bond funds and cash and cash equivalents. All investments are publicly traded and possess a high level of marketability or liquidity. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
The change in the net difference between the pension plan assets and projected benefit obligation that is not attributed to our recognition of pension expense or funding of the plan is recognized in other comprehensive (loss) income within the consolidated statements of income and comprehensive income and the balance of such changes is included in AOCL in the consolidated balance sheets.
Defined Contribution Benefit Plans
We have defined contribution benefit plans covering certain U.S. and foreign subsidiary employees subject to eligibility requirements set up in accordance with local statutory requirements. Contributions made to these plans were $16.1 million, $15.6 million and $13.7 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Accumulated foreign exchange losses, beginning of period	$(96,919)	$(93,684)	$(113,336)
Foreign currency translation (loss) gain	(36,369)	(6,719)	17,566
Income tax benefit on foreign currency translation (loss) gain	18	6	17
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	732	3,544	2,254
Less: foreign exchange (loss) gain attributable to non-controlling interest	(537)	66	185
Accumulated foreign exchange losses, end of period	(132,001)	(96,919)	(93,684)

Accumulated pension and other post-retirement adjustments, beginning of period	(4,663)	(18,379)	(16,833)
Pension and other post-retirement adjustments	(4,718)	2,250	(3,163)
Income tax (expense) benefit on pension and other post-retirement adjustments	(858)	(437)	851
Amortization of actuarial net losses	22	1,336	1,002
Income tax expense on amortization of actuarial net losses	(6)	(258)	(236)
Pension settlement charges	—	15,654	—
Income tax expense on pension settlement charges	—	(4,829)	—
Accumulated pension and other post-retirement adjustments, end of period	(10,223)	(4,663)	(18,379)

Accumulated other comprehensive loss	$(142,224)	$(101,582)	$(112,063)

Other comprehensive (loss) income, net of tax:	$(41,179)	$10,547	$18,291
Less: other comprehensive (loss) income attributable to non-controlling interest	(537)	66	185
Other comprehensive (loss) income attributable to Masonite	$(40,642)	$10,481	$18,106
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the years ended January 1, 2023, and January 2, 2022, in the consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the consolidated statements of income and comprehensive income. Pension settlement charges are reclassified out of accumulated other comprehensive loss into other (income) expense, net, in the consolidated statements of income and comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended January 1, 2023, were $36.4 million, primarily driven by weakening of the Pound Sterling, the Canadian dollar and the Euro in comparison to the U.S. dollar during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Transactions involving cash:
Interest paid	$41,846	$42,703	$45,380
Interest received	2,783	250	1,110
Income taxes paid	77,500	40,506	24,336
Income tax refunds	1,596	875	805
Cash paid for operating lease liabilities	33,451	29,886	29,943
Cash paid for finance lease liabilities	1,359	1,470	1,393
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	9,307	49,703	51,381
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	January 1, 2023	January 2, 2022
Cash and cash equivalents	$296,922	$381,395
Restricted cash	11,999	10,110
Total cash, cash equivalents and restricted cash	$308,921	$391,505
Property, plant and equipment additions in accounts payable were $10.4 million and $10.7 million as of January 1, 2023, and January 2, 2022, respectively.
During the fourth quarter of 2018, we provided debt financing to a distribution company via an interest-bearing note that is scheduled to mature in 2028. The interest-bearing note receivable is carried at amortized cost, with the interest payable in kind at the election of the borrower. The note receivable balance was $12.6 million as of January 1, 2023, and January 2, 2022. The note receivable was recorded in the consolidated balance sheets as a component of prepaid expenses and other assets, and as a component of other assets as of January 1, 2023, and January 2, 2022, respectively. On January 26, 2023, the note receivable was redeemed and fully repaid.
21. Variable Interest Entity
As of January 1, 2023, and January 2, 2022, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	January 1, 2023	January 2, 2022
Current assets	$5,699	$9,057
Property, plant and equipment, net	8,056	8,573
Long-term deferred income taxes	1,170	1,023
Other assets	4,067	4,202
Current liabilities	(1,396)	(3,895)
Other long-term liabilities	(4)	(139)
Non-controlling interest	(3,229)	(3,803)
Net assets of the VIE consolidated by Masonite	$14,363	$15,018
Current assets include $1.0 million and $4.9 million of cash and cash equivalents as of January 1, 2023, and January 2, 2022, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
22. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The estimated fair values and carrying values of our long-term debt instruments were as follows for the periods indicated:

	January 1, 2023		January 2, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$303,870	$371,136	$373,238	$370,593
5.375% senior unsecured notes due 2028	$462,495	$495,868	$526,730	$495,128
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
23. Subsequent Events
Acquisition of Endura
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for approximately $375.0 million in cash. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition will allow us to accelerate our Doors That Do MoreTM strategy and maximize our growth potential. The acquisition will be accounted for as a business combination, with the goodwill being non-deductible for tax purposes.
Since the closing of the acquisition occurred subsequent to the Company's fiscal year end, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The major classes of assets acquired will include trade receivables, inventories, trade payables and goodwill and intangibles. Our 2023 operating results will include the results from Endura from the date of acquisition. Based on the timing of the acquisition and lack of available information, we determined it to be impracticable to disclose a preliminary purchase price allocation or proforma financial information at this time.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended January 1, 2023, we recorded $6.8 million of acquisition and due diligence related costs. These costs were recorded in selling, general and administration expense within the consolidated statements of income and comprehensive income.
Term Loan Facility and ABL Facility
In connection with the acquisition of Endura on January 3, 2023, we borrowed $250.0 million under our Term Loan Facility and $100.0 million under our ABL Facility in order to fund a portion of the cash consideration paid. On February 3, 2023, we subsequently repaid $50.0 million of the outstanding borrowings under our ABL Facility. In the first quarter of 2023, we incurred $2.7 million of incremental debt issuance costs on our Term Loan Facility.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that certain controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2023, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon our evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2023.
The effectiveness of our internal control over financial reporting as of January 1, 2023, has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included below, and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 1, 2023. See "Report of Independent Registered Public Accounting Firm" below.
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
We have audited Masonite International Corporation’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Masonite International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Masonite International Corporation as of January 1, 2023 and January 2, 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended January 1, 2023, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Tampa, Florida
February 28, 2023

Item 9B. Other Information
Annual Meeting and Record Date. The Board of Directors has set the date of the 2023 Annual General Meeting of Shareholders and the related record date. The Annual General Meeting will be held on May 11, 2023, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 20, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2023 Annual General Meeting of Shareholders (the "2023 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Delinquent Section 16(a) Reports," "Corporate Governance; Board and Committee Matters—Corporate Governance Guidelines and Code of Ethics," "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters—Board Committees; Membership—Audit Committee."
The following table sets forth information as of February 28, 2023, regarding each of our executive officers:

Name	Age	Positions
Howard C. Heckes	58	President and Chief Executive Officer and Director
Russell T. Tiejema	54	Executive Vice President and Chief Financial Officer
Christopher O. Ball	45	President, Global Residential
Victoria Philemon	50	Senior Vice President, General Manager, Europe
Alexander A. Legall	54	Senior Vice President, Business Leader, Architectural
Randal A. White	52	Senior Vice President, Global Operations and Supply Chain
James C. Pelletier	45	Senior Vice President, General Counsel and Corporate Secretary
Robert A. Paxton	49	Senior Vice President, Human Resources
Patrick D. Brisley	44	Vice President, Chief Accounting Officer
Biographies
The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:
Howard C. Heckes, (age 58) has served as President and Chief Executive Officer of Masonite and as a Director of Masonite since June 2019. Mr. Heckes joined Masonite from Energy Management Collaborative where he served as Chief Executive Officer since 2017. From 2008 to 2017, Mr. Heckes served in a variety of operations roles at Valspar Corporation, now a subsidiary of The Sherwin-Williams Company, most recently overseeing Valspar's industrial coatings portfolio. Prior to joining Valspar, Mr. Heckes held various leadership roles at Newell Rubbermaid, including President of Sanford Brands and President of Graco Children's Products. Mr. Heckes is also a member of the Board of Directors of the AZEK Company Inc.
Russell T. Tiejema, (age 54) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.
Christopher O. Ball, (age 45) joined Masonite in September 2021 as President of the Global Residential Door Business. Prior to joining Masonite, Mr. Ball was with Cooper Tire & Rubber Company, a global manufacturer and marketer of consumer and commercial products, from 2018 to 2021, most recently serving as President - Americas, where he led the North American, Latin America and Global Commercial Truck business units. Prior to joining Cooper Tire, Mr. Ball held various roles at Whirlpool Corporation from 2003 to 2018, including leadership of sales and operations for the KitchenAid small appliance business and general management of the North America Laundry unit, Whirlpool's largest business.

Victoria Philemon, (age 50) has served as Masonite’s Senior Vice President, General Manager, Europe since August 2021. Prior to joining Masonite, Ms. Philemon was most recently Managing Director for Morphy Richards, a supplier of small appliances in the United Kingdom from 2017 to 2021. She also previously served in senior sales and marketing roles at Stanley Black & Decker from 2008 to 2016. Earlier in her career, Ms. Philemon held progressive leadership positions in sales.
Alexander A. Legall, (age 54) has served as Masonite’s Senior Vice President & Business Leader - Architectural since September 2020. Mr. Legall joined Masonite from Owens Corning, where he served in a variety of leadership roles with the company from 2012 to 2020, most recently as Vice President and General Manager of their North American Technical Insulation business from 2018 to 2020. Prior to joining Owens Corning, Mr. Legall was with Carrier Corporation for 18 years where he held multiple leadership roles both domestically and in Latin America.
Randal A. White, (age 52) joined Masonite in September 2017 as Senior Vice President, Global Operations and Supply Chain. Prior to joining Masonite, Mr. White was with Joy Global, Inc., a leading manufacturer of high productivity mining equipment now operating as Komatsu Mining, where he served in various operations and manufacturing roles since 2008, most recently serving as the Vice President Operations, Supply Chain, Quality and Operational Excellence (Lean) since 2014. Prior to joining Joy Global, Inc., Mr. White held various marketing and operational positions with Magnum Magnetics Inc. and Cooper Crouse-Hinds.
James C. Pelletier, (age 45) joined Masonite in April 2022 as the Senior Vice President, General Counsel and Secretary. Prior to joining Masonite, Mr. Pelletier was Senior Vice President, General Counsel and Secretary for Barnes Group Inc. from 2015 to 2022. Prior to joining Barnes Group Inc., Mr. Pelletier held corporate counsel positions as Associate Counsel with United Technologies Corporation from 2009 to 2015 and as Compliance Counsel for GE Aviation from 2007 to 2009. Mr. Pelletier began his career as an Associate with the law firm Orrick, Herrington, & Sutcliffe, LLP in Washington, D.C. and worked in the Office of the General Counsel at the U.S. Department of Commerce as an Attorney-Advisor within the Bureau of Industry and Security.
Robert A. Paxton, (age 49) has served as Masonite’s Senior Vice President, Human Resources since February 2018. Prior to joining Masonite, Mr. Paxton was with Owens Corning, a global developer and producer of insulation, roofing and fiberglass composites, where he served as Vice President, Human Resources and Vice President, Business Integration from May 2010 to February 2018. Prior to joining Owens Corning, he served as Senior Vice President, Human Resources of Broadwind Energy from 2008 to 2010. Prior to joining Broadwind, he served Whirlpool Corporation in various human resources leadership roles from 2002 to 2008, most recently serving as Vice President, Global Human Resources from 2007 to 2008. Mr. Paxton began his career with British Petroleum in 1995 to 2002.
Patrick D. Brisley, (age 44) has served as Masonite's Vice President, Chief Accounting Officer since June 2019 and joined Masonite as Corporate Controller in May 2015. Mr. Brisley is a Certified Public Accountant. Prior to joining Masonite, Mr. Brisley was a member of the assurance practice of PricewaterhouseCoopers working with clients in various industries and on technical matters such as initial public offerings, mergers and acquisitions as well as other U.S. GAAP and SEC requirements.
Item 11. Executive Compensation
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the captions "Director Compensation", "Compensation Committee Report," "Executive Compensation" and "Corporate Governance; Board and Committee Matters—Compensation Interlocks and Insider Participation."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2023 Proxy Statement. Such information will be included under the captions "Corporate Governance;

Board and Committee Matters—Board Structure and Director Independence", "Corporate Governance; Board and Committee Matters—Board Committees; Membership" and "Certain Relationships and Related Party Transactions".
Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2023 Proxy Statement. Such information will be included under the caption "Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	48
		Consolidated Statements of Income and Comprehensive Income	50
		Consolidated Balance Sheets	51
		Consolidated Statements of Changes in Equity	52
		Consolidated Statements of Cash Flows	53
		Notes to the Consolidated Financial Statements	54
	2.	Financial Statement Schedules
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
2.1
Securities Purchase Agreement, dated as of November 2, 2022, by and among Masonite, Endura, Endura Stockholders, Endura Warrant Holders and Endura’s equityholders’ representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on November 3, 2022)

2.2
Amendment to the Securities Purchase Agreement, dated as of December 30, 2022, by and among Buyer, Masonite, Endura, Endura Stockholders, Endura Warrant Holders and Endura’s equityholders’ representative (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 3, 2023)

3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

4.1
Indenture, dated as of July 26, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 3.50% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 27, 2021)

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
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Employees (May 2021) (incorporated by reference to Exhibit 10.2(c) to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(e) #*
Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan for United States Directors (May 2021) (correcting Exhibit 10.2(d) to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2021)

10.3(f) #
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan (August 2022) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 011-11796) filed with the Securities and Exchange Commission on August 9, 2022)

10.3(g) #
Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2015)

10.3(h) #
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
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2016) (incorporated by reference to Exhibit 10.3(q) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on March 2, 2016)

10.3(k) #
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

Exhibit No.	Description
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
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan for United States Employees (February 2019) (incorporated by reference to Exhibit 10.3(x) to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2019)

10.3(r) #
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

10.4* #	2023 Masonite Incentive Plan (MIP) Plan Document
10.5(a) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Howard C. Heckes (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.5(b) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Russell T. Tiejema (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.5(c) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Robert E. Lewis (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.5(d) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Randal A. White (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 4, 2022)

10.5(e) #
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Robert A. Paxton (incorporated by reference to Exhibit 10.4(e) to the Company's Annual Report on Form 10-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 22, 2022)

10.5(f)* #	Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Christopher O. Ball
10.6 #
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.7(a)
Credit Agreement, dated as of December 13, 2022, among Masonite International Corporation, Masonite Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 13, 2022)

Exhibit No.	Description
10.7(b)
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
Amendment No. 3 to the Second Amended and Restated Credit Agreement and Facility Increase Amendment, dated as of October 28, 2022, by and among Masonite, Masonite Corporation, Premdor Crosby Limited, each other subsidiary of Masonite party thereto, each lender party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on November 3, 2022)

10.7(d)
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Masonite International Corporation, Masonite Corporation, Premdor Crosby Limited, each other subsidiary of Masonite party thereto, each lender party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on December 13, 2022)

10.7(e)
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
Amended and Restated Canadian Security Agreement, dated as of January 31, 2019, among Masonite International Corporation, as Canadian Borrower and the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(g)
Amended and Restated U.S. Guaranty, dated as of January 31, 2019, among Masonite Corporation, the other U.S. Borrowers from time to time party thereto, the U.S. Subsidiary Guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(h)
Amended and Restated Canadian Guarantee, dated as of January 31, 2019, among Masonite International Corporation and the Canadian Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 6, 2019)

10.7(i)
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Statements of Income and Comprehensive Income for the years ended January 1, 2023, January 2, 2022, and January 3, 2021; (ii) the Registrant's Consolidated Balance Sheets as of January 1, 2023, and January 2, 2022; (iii) the Registrant's Consolidated Statements of Changes in Equity for the years ended January 1, 2023, January 2, 2022, and January 3, 2021; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended January 1, 2023, and January 2, 2022; and (v) the notes to the Registrant's Consolidated Financial Statements

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 28, 2023	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard C. Heckes	President and Chief Executive Officer and Director	February 28, 2023
Howard C. Heckes	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	February 28, 2023
Russell T. Tiejema	(Principal Financial Officer)

/s/ Patrick D. Brisley	Vice President, Chief Accounting Officer	February 28, 2023
Patrick D. Brisley	(Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	February 28, 2023
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 28, 2023
Jody L. Bilney

/s/ Peter R. Dachowski	Director	February 28, 2023
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 28, 2023
Jonathan F. Foster

/s/ Daphne E. Jones	Director	February 28, 2023
Daphne E. Jones

/s/ William S. Oesterle	Director	February 28, 2023
William S. Osterle

/s/ Barry A. Ruffalo	Director	February 28, 2023
Barry A. Ruffalo

/s/ Francis M. Scricco	Director	February 28, 2023
Francis M. Scricco

/s/ Jay I. Steinfeld	Director	February 28, 2023
Jay I. Steinfeld