Form 10-Q
period 2023-04-02
MASONITE INTERNATIONAL CORP
filed 2023-05-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
or
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
The registrant had outstanding 22,112,520 shares of Common Stock, no par value, as of May 5, 2023.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 2, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "could," "will," "would," "should," "expect," "believes," "outlook," "predict," "forecast," "objective," "remain," "anticipate," "estimate," "potential," "continue," "plan," "project," "targeting," and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2023, subsequent reports on Form 10-Q, and elsewhere in this Quarterly Report.
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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales	$725,984	$726,217
Cost of goods sold	555,493	541,968
Gross profit	170,491	184,249
Selling, general and administration expenses	101,705	83,246
Restructuring costs (benefit)	3,678	(19)
Operating income	65,108	101,022
Interest expense, net	14,252	10,239
Other expense (income), net	52	(1,415)
Income before income tax expense	50,804	92,198
Income tax expense	11,360	23,477
Net income	39,444	68,721
Less: net income attributable to non-controlling interests	953	1,139
Net income attributable to Masonite	$38,491	$67,582

Basic earnings per common share attributable to Masonite	$1.74	$2.93
Diluted earnings per common share attributable to Masonite	$1.71	$2.89

Comprehensive income:
Net income	$39,444	$68,721
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8,949	(2,105)
Amortization of actuarial net losses	191	6
Income tax (expense) benefit related to other comprehensive income (loss)	(45)	10
Other comprehensive income (loss), net of tax:	9,095	(2,089)
Comprehensive income	48,539	66,632
Less: comprehensive income attributable to non-controlling interests	945	1,281
Comprehensive income attributable to Masonite	$47,594	$65,351

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	April 2, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$210,725	$296,922
Restricted cash	11,587	11,999
Accounts receivable, net	391,559	375,918
Inventories, net	418,581	406,828
Prepaid expenses and other assets	52,280	55,051
Income taxes receivable	18,433	16,922
Total current assets	1,103,165	1,163,640
Property, plant and equipment, net	714,259	652,329
Operating lease right-of-use assets	165,869	160,695
Investment in equity investees	19,924	16,111
Goodwill	257,977	69,868
Intangible assets, net	266,658	136,056
Deferred income taxes	19,156	16,133
Other assets	34,049	33,346
Total assets	$2,581,057	$2,248,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$123,768	$111,526
Accrued expenses	193,642	223,046
Income taxes payable	8,329	14,361
Total current liabilities	325,739	348,933
Long-term debt	1,113,880	866,116
Long-term operating lease liabilities	155,993	151,242
Deferred income taxes	128,292	79,590
Other liabilities	76,429	59,515
Total liabilities	1,800,333	1,505,396
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 22,138,282 and 22,155,035 shares issued and outstanding as of April 2, 2023, and January 1, 2023, respectively	529,156	520,003
Additional paid-in capital	218,010	226,514
Retained earnings	155,625	127,826
Accumulated other comprehensive loss	(133,121)	(142,224)
Total equity attributable to Masonite	769,670	732,119
Equity attributable to non-controlling interests	11,054	10,663
Total equity	780,724	742,782
Total liabilities and equity	$2,581,057	$2,248,178

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Total equity, beginning of period	$742,782	$699,778
Share capital:
Beginning of period	520,003	543,400
Common shares issued for delivery of share based awards	12,372	11,630
Common shares issued under employee stock purchase plan	806	797
Common shares repurchased	(4,025)	(28,441)
End of period	529,156	527,386
Additional paid-in capital:
Beginning of period	226,514	222,177
Share based compensation expense	6,054	4,719
Common shares issued for delivery of share based awards	(12,372)	(11,630)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(1,960)	(2,963)
Common shares issued under employee stock purchase plan	(226)	(134)
Common shares repurchased	—	(17,710)
End of period	218,010	194,459
Retained earnings (deficit):
Beginning of period	127,826	24,244
Net income attributable to Masonite	38,491	67,582
Common shares repurchased	(10,692)	(93,849)
End of period	155,625	(2,023)
Accumulated other comprehensive loss:
Beginning of period	(142,224)	(101,582)
Other comprehensive income (loss) attributable to Masonite, net of tax	9,103	(3,228)
End of period	(133,121)	(104,810)
Equity attributable to non-controlling interests:
Beginning of period	10,663	11,539
Net income attributable to non-controlling interests	953	1,139
Other comprehensive (loss) income attributable to non-controlling interests, net of tax	(8)	142
Dividends to non-controlling interests	(554)	(1,385)
End of period	11,054	11,435
Total equity, end of period	$780,724	$626,447

Common shares outstanding:
Beginning of period	22,155,035	23,623,887
Common shares issued for delivery of share based awards	142,943	169,370
Common shares issued under employee stock purchase plan	8,827	8,029
Common shares repurchased	(168,523)	(1,236,330)
End of period	22,138,282	22,564,956
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	April 2, 2023	April 3, 2022
Net income	$39,444	$68,721
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation	21,485	17,272
Amortization	7,421	4,612
Share based compensation expense	6,054	4,719
Deferred income taxes	885	7,027
Unrealized foreign exchange (gain) loss	(97)	594
Share of income from equity investees, net of tax	(748)	(1,687)
Pension and post-retirement funding, net of expense	(509)	(114)
Non-cash accruals and interest	1,445	(304)
Loss (gain) on sale of property, plant and equipment	1,038	(2,854)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,457)	(64,948)
Inventories	34,024	(58,106)
Prepaid expenses and other assets	(7,730)	(387)
Accounts payable and accrued expenses	(33,223)	(11,294)
Other assets and liabilities	(7,685)	(1,100)
Net cash flow provided by (used in) operating activities	56,347	(37,849)
Cash flows from investing activities:
Additions to property, plant and equipment	(27,827)	(19,095)
Acquisition of businesses, net of cash acquired	(353,618)	—
Proceeds from sale of property, plant and equipment	4	6,393
Proceeds from repayment of note receivable	12,000	—
Other investing activities	(3,511)	(588)
Net cash flow used in investing activities	(372,952)	(13,290)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Payment of debt issuance costs	(3,628)	—
Proceeds from borrowings on revolving credit facilities	100,000	—
Repayments of borrowings on revolving credit facilities	(100,000)	—
Tax withholding on share based awards	(1,960)	(2,963)
Distributions to non-controlling interests	(554)	(1,385)
Repurchases of common shares	(14,717)	(140,000)
Net cash flow provided by (used in) financing activities	229,141	(144,348)
Net foreign currency translation adjustment on cash	855	(1,394)
Decrease in cash, cash equivalents and restricted cash	(86,609)	(196,881)
Cash, cash equivalents and restricted cash, beginning of period	308,921	391,505
Cash, cash equivalents and restricted cash, at end of period	$222,312	$194,624
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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 63 manufacturing locations in seven countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2023, as filed with the SEC (the "Annual Report"). Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as a year.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2022 audited consolidated financial statements, other than as noted below.
Adoption of Recent Accounting Pronouncements
In December 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance," which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions and (3) the effect of those transactions on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We adopted the new guidance as of January 3, 2022, the beginning of fiscal year 2022, and the adoption did not have a material impact on our financial statements.
In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09, "Revenue from Contracts with Customers" as if the entity had originated the contracts. We adopted the new guidance as of January 1, 2023, the beginning of fiscal year 2023, and the adoption did not have a material impact on our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisitions and Divestitures
Acquisitions
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately $408.1 million, including an $18.0 million holdback which is payable 24 months after the acquisition date. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition is intended to accelerate our Doors That Do MoreTM strategy and maximize our growth potential. The $189.9 million excess purchase price over the fair value of tangible and intangible assets acquired was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing business and acquisition of the assembled workforce. This goodwill is not deductible for tax purposes and relates to the North American Residential segment.
The Company has accounted for the acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed utilizing various valuation methods including replacement cost, market values and the income approach. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to customers relationships and trade names, and (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including inventory, property, plant and equipment, leases, and deferred income taxes, which could also impact goodwill during the measurement period.
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	Endura
Cash acquired	$32,501
Accounts receivable, net	7,871
Inventories, net	44,183
Property, plant and equipment, net	54,373
Goodwill	189,938
Intangible assets	135,800
Accounts payable and accrued expenses	(15,088)
Deferred income taxes	(44,345)
Other assets and liabilities, net	2,868
Total purchase price	$408,101
The fair values of intangible assets acquired are based on management's estimates and assumptions including the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $8.3 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible assets acquired from the Endura acquisition consist of the following:

	Fair Value (in thousands)	Expected Useful Life (Years)
Customer relationships	$116,000	10
Trademarks and trade names	6,600	10
Patents	13,200	12
Total intangible assets acquired	$135,800
Endura's results of operations were included in the condensed consolidated statements of income and comprehensive income for the period subsequent to the acquisition date. For the three months ended April 2, 2023, Endura had $59.8 million in net sales and $4.5 million in net loss attributable to Masonite.
Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the Endura acquisition had been included in our consolidated results beginning on January 2, 2022, the first day of the fiscal year prior to the respective acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and the additional debt incurred to fund the acquisition had been applied on the first day of the fiscal year prior to the respective acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. As a result, the pro forma information below does not purport to present what actual results would have been had the acquisition been consummated on the date indicated and it is not necessarily indicative of future results of operations.

	Three Months Ended April 3, 2022
(In thousands)	Masonite	Endura	Pro Forma Adjustments	Pro Forma
Net sales	$726,217	$72,716	$(2,604)	$796,329
Net income attributable to Masonite	67,582	3,353	(5,881)	65,054

Basic earnings per common share	$2.93			$2.82
Diluted earnings per common share	$2.89			$2.78
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 59.3% and 62.3% of total accounts receivable as of April 2, 2023, and January 1, 2023, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of April 2, 2023, and January 1, 2023. The allowance for doubtful accounts balance was $2.9 million and $2.5 million as of April 2, 2023, and January 1, 2023, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	April 2, 2023	January 1, 2023
Raw materials	$288,385	$320,553
Finished goods	143,322	95,005
Provision for obsolete or aged inventory	(13,126)	(8,730)
Inventories, net	$418,581	$406,828
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	April 2, 2023	January 1, 2023
Accrued payroll	$57,084	$69,224
Accrued rebates	49,410	50,200
Current portion of operating lease liabilities	24,492	24,372
Accrued interest	8,142	16,480
Other accruals	54,514	62,770
Total accrued expenses	$193,642	$223,046
6. Long-Term Debt

(In thousands)	April 2, 2023	January 1, 2023
Senior unsecured notes, interest rate of 3.50%, due 2030	$375,000	$375,000
Senior unsecured notes, interest rate of 5.375%, due 2028	500,000	500,000
Term Loan Facility, interest rate of SOFR plus 2.25%, due 2027	250,000	—
Debt issuance costs	(11,120)	(8,884)
Total long-term debt	$1,113,880	$866,116
Interest expense related to our consolidated indebtedness under our senior unsecured notes, Term Loan Facility and ABL Facility was $15.4 million and $10.3 million for the three months ended April 2, 2023 and April 3, 2022, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
Term Loan Facility
On December 13, 2022, we and certain of our subsidiaries entered into a new delayed-draw term loan credit agreement (the "Term Loan Credit Agreement") maturing on December 12, 2027 (the "Term Loan Maturity Date"). The Term Loan Credit Agreement provides for a senior secured five-year delayed-draw term loan facility of $250.0 million (the "Term Loan Facility"). Loans under the Term Loan Facility (the "Term Loans") will bear interest at a rate equal to, at our option, (1) the Adjusted Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 2.25% or (2) an alternate base rate equal to the greatest of (i) the "Prime Rate" in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in U.S. dollars, (iii) 1.00% above the Adjusted Term SOFR Rate for a one month interest period and (iv) 1.00%, plus, in each case, an applicable margin of 1.25%, subject to, in each of cases (1) and (2), an agreed interest rate floor. The Term Loans are repayable in equal quarterly installments for an annual aggregate amortization payment equal to 15% of the aggregate principal amount of the Term Loans, with the balance of the principal being due on the Term Loan Maturity Date.
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
Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly-owned subsidiaries organized in the United States and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023. We received net proceeds of $246.4 million after deducting $3.6 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the loan using the effective interest method.
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. On October 28, 2022, we and certain of our subsidiaries entered into an amendment which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million to an aggregate amount of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowings thereunder in U.S. dollars with an interest rate based on the sum of (x) a "Term SOFR" rate published by the CME Group Benchmark Administration Limited (CBA) plus (y) 10 basis points ("Adjusted Term SOFR"). Additionally, on December 12, 2022, we entered into an amendment to the ABL Facility, which, among other things, extended the maturity of the ABL Facility from January 31, 2024 to December 12, 2027. The terms of the ABL Facility remained otherwise substantially unchanged and are described in detail in our Annual Report. On January 3, 2023, we borrowed $100.0 million under our ABL Facility in order to fund a portion of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the cash consideration paid for the acquisition of Endura. During the first quarter of 2023, we repaid all amounts outstanding under the ABL Facility.
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $313.4 million under our ABL Facility and there were no amounts outstanding as of April 2, 2023.
7. Commitments and Contingencies
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
On October 2, 2020, an intended class proceeding was commenced in the Federal Court of Canada naming as defendants Masonite International Corporation, Masonite Corporation, JELD-WEN, Inc., JELD-WEN Holding, Inc. and JELD-WEN of Canada, Ltd. The plaintiff alleges that the Masonite and JELD-WEN defendants engaged in anticompetitive conduct, including price-fixing involving interior molded doors. The intended class proceeding seeks damages, punitive damages, and other relief. The plaintiff served its certification record on March 31, 2021. The Federal Court has scheduled a hearing on certification for October 12-13, 2023.
As of April 2, 2023, we have not accrued an expense in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated. This proceeding is at an early stage. While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition, results of operations or cash flow.
8. Share Based Compensation Plans
Share based compensation expense was $6.1 million and $4.7 million for the three months ended April 2, 2023 and April 3, 2022, respectively. As of April 2, 2023, the total remaining unrecognized compensation expense related to share based compensation amounted to $47.0 million, which will be amortized over the weighted average remaining requisite service period of 2.1 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of April 2, 2023, there were 583,445 shares of common stock available for future issuance under the 2021 Equity Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described and defined in our Annual Report. As of April 2, 2023, the liability and asset relating to deferred compensation had a fair value of $7.1 million and $7.0 million, respectively. As of April 2, 2023, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
Stock Appreciation Rights
We have granted Stock Appreciation Rights ("SARs") to certain employees, which entitle the recipient to the appreciation in value of granted common shares over the exercise price over a period of time, each as specified in the applicable award agreement. The exercise price of any SAR granted may not be less than the fair market value of our common shares on the date of grant. The compensation expense for the SARs is measured based on the fair value of the SARs at the date of grant and is recognized over the requisite service period. The SARs vest over a maximum of three years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest. We recognize forfeitures of SARs in the period in which they occur.
The total fair value of SARs vested was $0.7 million during the three months ended April 2, 2023.

Three Months Ended April 2, 2023	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	184,205	$2,153	$74.75	7.0
Granted	30,946		88.99
Exercised	—	—	—
Cancelled and forfeited	—		—
Outstanding, end of period	215,151	$3,420	$76.79	7.2

Exercisable, end of period	152,717	$3,309	$70.89	6.4
The value of SARs granted is determined using the Black-Scholes-Merton valuation model, and the corresponding expense is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated based upon historical employee exercise behavior and the contractual term of the SAR amongst other considerations. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

2023 Grants
SAR value (model conclusion)	$32.63
Risk-free rate	4.1%
Expected dividend yield	0.0%
Expected volatility	28.4%
Expected term (years)	6.0
Restricted Stock Units
We have granted Restricted Stock Units ("RSUs") to directors and certain employees under the 2021 Equity Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs granted is based on the fair value of the RSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest. We recognize forfeitures of RSUs in the period in which they occur.

Three Months Ended April 2, 2023	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	313,753	$92.85
Granted	192,847	89.15
Delivered	(79,511)	92.31
Withheld to cover (1)	(17,434)
Forfeited	(17,131)	90.13
Outstanding, end of period	392,524	$91.28
___________
(1) A portion of the vested RSUs delivered were net shares settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.
RSUs granted during the three months ended April 2, 2023, vest at specified future dates with only service requirements. The value of RSUs granted in the three months ended April 2, 2023, was $17.2 million and is being recognized over the weighted average requisite service period of 2.0 years. During the three months ended April 2, 2023, 96,945 RSUs vested at a fair value of $8.9 million.
Performance-based Restricted Stock Units
We have granted certain Performance-based Restricted Stock Units ("PRSUs") under the 2021 Equity Plan and the 2012 Plan. These PRSUs are settled with payouts ranging from zero to 200% of the target award value depending on performance goal achievement. The compensation expense for the PRSUs awarded is based on the fair value of the PRSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. The compensation expense for certain PRSUs is determined using the Monte Carlo simulation method. The PRSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted.

Three Months Ended April 2, 2023	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	310,678	$90.15
Granted	91,631	104.24
Performance adjustment (1)	17,139	79.25
Delivered	(63,432)	79.25
Withheld to cover (2)	(5,224)
Forfeited	(3,782)	94.72
Outstanding, end of period	347,010	$95.44
___________
(1) PRSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. Certain awards are settled with payouts ranging from zero to 200% of the target award value depending on achievement. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.
(2) A portion of the vested PRSUs delivered were net shares settled to cover statutory requirements for income and other employment taxes. We remit the equivalent cash to the appropriate taxing authorities. These net share settlements had the effect of share repurchases by us as we reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PRSUs granted during the three months ended April 2, 2023, vest at specified future dates based on both performance and service requirements. The value of PRSUs granted in the three months ended April 2, 2023, was $9.6 million and is being recognized over the weighted average requisite service period of 3.0 years. During the three months ended April 2, 2023, 68,656 PRSUs vested at a fair value of $5.4 million.
9. Restructuring Costs
In December 2022, we began implementing a plan intended to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges which continue throughout 2023. As of April 2, 2023, we expect to incur approximately $9 million to $14 million of additional charges related to the 2022 Plan.
The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$2,380	$684	$614	$3,678
Total Restructuring Costs	$2,380	$684	$614	$3,678

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
Other	$(91)	$47	$25	$(19)
Total Restructuring (Benefit) Costs	$(91)	$47	$25	$(19)

	Cumulative Amount Incurred Through April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2022 Plan	$4,511	$—	$684	$614	$5,809
Total Restructuring Costs	$4,511	$—	$684	$614	$5,809
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2023	Severance	Closure Costs	Cash Payments	April 2, 2023
2022 Plan	$—	$3,583	$95	$(2,897)	$781
Total	$—	$3,583	$95	$(2,897)	$781
10. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.13% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized zero income tax benefit due to the exercise and delivery of share based awards during the three months ended April 2, 2023, compared to $1.1 million of income tax benefit during the three months ended April 3, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA were generally effective beginning January 1, 2023, and no significant impact to the consolidated financial statements resulted from their adoption as of April 2, 2023.
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

(In thousands, except share and per share information)	Three Months Ended
	April 2, 2023	April 3, 2022
Net income attributable to Masonite	$38,491	$67,582

Shares used in computing basic earnings per share	22,183,068	23,081,474
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	297,165	296,880
Shares used in computing diluted earnings per share	22,480,233	23,378,354

Basic earnings per common share attributable to Masonite	$1.74	$2.93
Diluted earnings per common share attributable to Masonite	$1.71	$2.89

Anti-dilutive instruments excluded from diluted earnings per common share	191,385	72,954
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter of 2022 with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of common shares outstanding were reduced at the dates of physical delivery.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
This definition of Adjusted EBITDA differs from the definitions of EBITDA contained in the indentures governing the 2030 Notes and the 2028 Notes and the credit agreements governing the Term Loan Facility and the ABL Facility. Although Adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, it is used to evaluate and compare the operating performance of our reportable segments and it is one of the primary measures used to determine employee incentive compensation. Intersegment sales are recorded using market prices.
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$569,429	$63,716	$92,861	$5,349	$731,355
Intersegment sales	(390)	(22)	(4,959)	—	(5,371)
Net sales to external customers	$569,039	$63,694	$87,902	$5,349	$725,984

Adjusted EBITDA	$107,881	$5,151	$5,350	$(12,217)	$106,165

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$569,429	$81,839	$74,659	$6,196	$732,123
Intersegment sales	(865)	(1,371)	(3,670)	—	(5,906)
Net sales to external customers	$568,564	$80,468	$70,989	$6,196	$726,217

Adjusted EBITDA	$127,667	$11,843	$(2,898)	$(11,860)	$124,752
A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Net income attributable to Masonite	$38,491	$67,582
Plus:
Depreciation	21,485	17,272
Amortization	7,421	4,612
Share based compensation expense	6,054	4,719
Loss (gain) on disposal of property, plant and equipment	1,038	(2,854)
Restructuring costs (benefit)	3,678	(19)
Interest expense, net	14,252	10,239
Other (income) expense, net	52	(1,415)
Income tax expense	11,360	23,477
Other items (1)	1,381	—
Net income attributable to non-controlling interest	953	1,139
Adjusted EBITDA	$106,165	$124,752
(1) Other items include $1,381 in acquisition and due diligence related costs in the three months ended April 2, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Accumulated foreign currency translation losses, beginning of period	$(132,001)	$(96,919)
Foreign currency translation gain (loss)	8,949	(2,105)
Income tax expense (benefit) on foreign currency translation loss	—	11
Less: foreign currency translation (loss) gain attributable to non-controlling interest	(8)	1,139
Accumulated foreign currency translation losses, end of period	(123,044)	(100,152)

Accumulated pension and other post-retirement adjustments, beginning of period	(10,223)	(4,663)
Amortization of actuarial net losses	191	6
Income tax expense on amortization of actuarial net losses	(45)	(1)
Accumulated pension and other post-retirement adjustments	(10,077)	(4,658)

Accumulated other comprehensive loss	$(133,121)	$(104,810)

Other comprehensive gain (loss), net of tax	$9,095	$(2,089)
Less: other comprehensive (loss) income attributable to non-controlling interest	(8)	1,139
Other comprehensive income (loss) attributable to Masonite	$9,103	$(3,228)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended April 2, 2023, were $8.9 million. These foreign currency translation gains were primarily driven by strengthening of the Pound Sterling, the Mexican Peso and the Euro in comparison to the U.S. dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Transactions involving cash:
Interest paid	$23,872	$20,341
Interest received	2,210	166
Income taxes paid	16,267	16,735
Income tax refunds	41	8
Cash paid for operating lease liabilities	9,095	8,372
Cash paid for finance lease liabilities	358	366
Non-cash transactions:
Right-of-use assets acquired under operating leases	11,374	1,434
Holdback of portion of Endura purchase payable	18,000	—
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	April 2, 2023	January 1, 2023
Cash and cash equivalents	$210,725	$296,922
Restricted cash	11,587	11,999
Total cash, cash equivalents and restricted cash	$222,312	$308,921
Property, plant and equipment additions in accounts payable were $9.9 million and $10.4 million as of April 2, 2023, and January 1, 2023, respectively.
During the fourth quarter of 2018, we provided debt financing to a distribution company via an interest-bearing note that was scheduled to mature in 2028. The interest-bearing note receivable was carried at amortized cost, with the interest payable in kind at the election of the borrower. The note receivable balance was $12.6 million as of January 1, 2023, and was recorded in the consolidated balance sheets as a component of prepaid expenses and other assets. On January 26, 2023, the note receivable was redeemed and fully repaid.
15. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The carrying amount of our Term Loan Facility approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair values and carrying values of our long-term senior note debt instruments were as follows for the periods indicated:

	April 2, 2023		January 1, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$313,781	$371,271	$303,870	$371,136
5.375% senior unsecured notes due 2028	$478,530	$496,053	$462,495	$495,868
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended April 2, 2023, and April 3, 2022. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended January 1, 2023 (the "Annual Report"). The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
Overview
We are a leading global designer, manufacturer, marketer and distributor of interior and exterior doors, door system components and door systems for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Since 1925, we have provided our customers with innovative products and superior service at compelling values. Through innovative door solutions, a better door buying experience for our customers and partners and advanced manufacturing and service delivery, we deliver a commitment of Doors That Do MoreTM.
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
We operate 63 manufacturing and distribution facilities in seven countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended April 2, 2023, we generated net sales of $569.0 million or 78.4%, $63.7 million or 8.8% and $87.9 million or 12.1% in our North American Residential, Europe and Architectural segments, respectively.
During the first quarter, we experienced lower end market demand and continued negative impacts from macro-economic conditions such as rising interest rates and unfavorable consumer sentiment. Base volumes, excluding the acquisition of Endura on January 3, 2023, decreased in our North American Residential segment due to expected new housing softness and declines in the residential repair, renovation and remodeling channel, partially offset by increases in average unit price. Net sales, net income attributable to Masonite, Adjusted EBITDA and Adjusted EBITDA margin in our Europe segment declined as compared to the first quarter of 2022 due to the aforementioned macro-economic factors, while Adjusted EBITDA margins improved compared to the fourth quarter of 2022 due to operational improvements and price-cost management. Net sales growth in the Architectural segment was largely driven by increases

MASONITE INTERNATIONAL CORPORATION

in average unit price. The extent to which changes in interest rates, rising energy and fuel costs, and consumer sentiment impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
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
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. Net sales from customers that represent a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
Organizational Restructuring
Over the past several years, we have engaged in a series of restructuring programs related to exiting certain geographies and non-core businesses, optimizing our manufacturing capacity, consolidating certain internal support functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and lease termination costs. Management continues to evaluate our business; therefore, in future years, there may be additional provisions for new plan initiatives, as well as changes in previously recorded estimates, as payments are made, or actions are completed. Asset impairment charges were also incurred in

MASONITE INTERNATIONAL CORPORATION

connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
In December 2022, we began implementing a plan intended to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan also include severance and closure charges which will continue throughout 2023.
Inflation
In 2022, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs, and these higher costs not previously recognized will be realized in the first half of 2023. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain costs will moderate throughout 2023. Rising interest rates may impact the ability of our end consumers to purchase our products. Our profitability, margins and net sales could be adversely affected if inflationary trends do not moderate as expected and if interest rates continue to rise.
Acquisitions and Divestitures
We are pursuing a strategic initiative of optimizing our global business portfolio. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately $408.1 million. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition is intended to accelerate our Doors That Do MoreTM strategy and maximize our growth potential.
Results of Operations

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Net sales	$725,984	$726,217
Cost of goods sold	555,493	541,968
Gross profit	170,491	184,249
Gross profit as a % of net sales	23.5%	25.4%
Selling, general and administration expenses	101,705	83,246
Selling, general and administration expenses as a % of net sales	14.0%	11.5%
Restructuring costs (benefit)	3,678	(19)
Operating income	65,108	101,022
Interest expense, net	14,252	10,239
Other expense (income), net	52	(1,415)
Income before income tax expense	50,804	92,198
Income tax expense	11,360	23,477
Net income	39,444	68,721
Less: net income attributable to non-controlling interests	953	1,139
Net income attributable to Masonite	$38,491	$67,582

MASONITE INTERNATIONAL CORPORATION

Three Months Ended April 2, 2023, Compared with Three Months Ended April 3, 2022
Net Sales
Net sales in the three months ended April 2, 2023, were $726.0 million, a decrease of $0.2 million from $726.2 million in the three months ended April 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2023 by $11.2 million. The acquisition of Endura increased net sales by $59.8 million or 8.2%. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $48.6 million or 6.7% due to changes in volume, average unit price and sales of components. Lower volumes excluding the incremental impact of acquisitions or divestitures ("base volume") decreased net sales by $113.0 million or 15.6% in the first quarter of 2023 compared to the 2022 period. Net sales of components to external customers decreased $6.9 million or 1.0% in the first quarter of 2023 compared to the 2022 period. Average unit price increased net sales in the first quarter of 2023 by $71.1 million or 9.8% compared to the 2022 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$569,429	$63,716	$92,861	$5,349	$731,355
Intersegment sales	(390)	(22)	(4,959)	—	(5,371)
Net sales to external customers	$569,039	$63,694	$87,902	$5,349	$725,984
Percentage of consolidated external net sales	78.4%	8.8%	12.1%

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Sales	$569,429	$81,839	$74,659	$6,196	$732,123
Intersegment sales	(865)	(1,371)	(3,670)	—	(5,906)
Net sales to external customers	$568,564	$80,468	$70,989	$6,196	$726,217
Percentage of consolidated external net sales	78.3%	11.1%	9.8%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended April 2, 2023, were $569.0 million, an increase of $0.4 million or 0.1% from $568.6 million in the three months ended April 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2023 by $4.2 million. Excluding this exchange rate impact, net sales would have increased by $4.6 million or 0.8% due to changes in volume, average unit price, acquisitions and sales of components. Our 2023 acquisition increased net sales by $59.8 million or 10.5% in the first quarter of 2023. Average unit price increased net sales in the first quarter of 2023 by $46.7 million or 8.2% compared to the 2022 period. Lower base volume decreased net sales in the first quarter of 2023 by $99.4 million or 17.5% compared to the 2022 period due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Net sales of components to external customers were $2.5 million lower in the first quarter of 2023 compared to the 2022 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended April 2, 2023, were $63.7 million, a decrease of $16.8 million or 20.9% from $80.5 million in the three months ended April 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2023 by $6.2 million. Excluding this exchange rate impact, net sales would have decreased by $10.6 million or 13.2% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $12.4 million or 15.4% in the first quarter

MASONITE INTERNATIONAL CORPORATION

of 2023 compared to the 2022 period due to overall economic trends in the United Kingdom. Net sales of components to external customers were $1.2 million lower in the first quarter of 2023 compared to the 2022 period. Average unit price increased net sales in the first quarter of 2023 by $3.0 million or 3.7% compared to the 2022 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended April 2, 2023, were $87.9 million, an increase of $16.9 million or 23.8% from $71.0 million in the three months ended April 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first quarter of 2023 by $0.8 million. Excluding this exchange rate impact, net sales would have increased by $17.7 million or 24.9% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in the first quarter of 2023 by $19.7 million or 27.7% compared to the 2022 period. Lower base volume decreased net sales in the first quarter of 2023 by $1.2 million or 1.7% compared to the 2022 period. Net sales of components to external customers were $0.8 million lower in the first quarter of 2023 compared to the 2022 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.5% and 74.6% for the three months ended April 2, 2023, and April 3, 2022, respectively. Overhead, direct labor and depreciation as a percentage of net sales increased by 2.3%, 0.6% and 0.3%, respectively, compared to the 2022 period. Material cost of sales and distribution as a percentage of net sales decreased by 0.8% and 0.5%, respectively, compared to the first quarter of 2022. Overhead as a percentage of net sales increased due to lower volumes, wage inflation and higher factory costs, partially offset by higher average unit prices as compared to the 2022 period. Direct labor as a percentage of net sales increased due to higher manufacturing wage and benefit inflation, partially offset by average unit prices. The increase in depreciation as a percentage of net sales was driven by the acquisition of Endura fixed assets as compared to the 2022 period. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices and material cost savings projects, partially offset by commodity inflation. Distribution as a percentage of net sales decreased due to higher average unit prices, partially offset by lower volumes.
Selling, General and Administration Expenses
In the three months ended April 2, 2023, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.0%, as compared to 11.5% in the three months ended April 3, 2022, an increase of 250 basis points.
SG&A expenses in the three months ended April 2, 2023, were $101.7 million, an increase of $18.5 million from $83.2 million in the three months ended April 3, 2022. The overall increase was driven by incremental SG&A from the acquisition of Endura of $9.8 million; a $6.2 million increase in non-cash items including deferred compensation, loss (gain) on disposal of property, plant and equipment, share based compensation and depreciation and amortization; a $2.9 million increase in professional and other fees to support growth; and a $1.4 million increase in acquisition and due diligence related costs. These increases were partially offset by a $0.9 million decrease in personnel costs primarily driven by lower incentive compensation and savings from our 2022 Plan, partially offset by wage and benefit inflation and favorable foreign exchange impacts of $0.9 million.
Restructuring Costs (Benefit)
Restructuring costs (benefit) in the three months ended April 2, 2023, was $3.7 million of costs, compared to minimal benefit in the three months ended April 3, 2022. Restructuring costs in the current year period related primarily to the 2022 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended April 2, 2023, was $14.3 million, compared to $10.2 million in the three months ended April 3, 2022. The increase in interest expense, net, is primarily due to the incremental borrowings under the Term Loan Facility and ABL Facility.

MASONITE INTERNATIONAL CORPORATION

Other Expense (Income), Net
Other expense (income), net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses. Other expense (income), net, in the three months ended April 2, 2023, was $0.1 million of expense, compared to $1.4 million of income in the three months ended April 3, 2022. The change in other expense (income), net is primarily due to a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, a change in hedging gains and losses and a change in the fair value of plan assets in the deferred compensation rabbi trust, partially offset by unrealized gains and losses on foreign currency remeasurements.
Income Tax Expense
Income tax expense in the three months ended April 2, 2023, was $11.4 million, compared to $23.5 million in the three months ended April 3, 2022. The decrease in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.
Segment Information

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$107,881	$5,151	$5,350	$(12,217)	$106,165
Adjusted EBITDA as a percentage of segment net sales	19.0%	8.1%	6.1%		14.6%

	Three Months Ended April 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$127,667	$11,843	$(2,898)	$(11,860)	$124,752
Adjusted EBITDA as a percentage of segment net sales	22.5%	14.7%	(4.1)%		17.2%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$86,755	$203	$1,465	$(49,932)	$38,491
Plus:
Depreciation	13,232	2,204	2,957	3,092	21,485
Amortization	3,790	2,808	252	571	7,421
Share based compensation expense	—	—	—	6,054	6,054
Loss (gain) on disposal of property, plant and equipment	1,040	(3)	(13)	14	1,038
Restructuring costs	2,380	—	684	614	3,678
Interest expense, net	—	—	—	14,252	14,252
Other (income) expense, net	(28)	(61)	—	141	52
Income tax expense	—	—	—	11,360	11,360
Other items (1)	—	—	5	1,376	1,381
Net income attributable to non-controlling interest	712	—	—	241	953
Adjusted EBITDA	$107,881	$5,151	$5,350	$(12,217)	$106,165
(1) Other items include $1,381 in acquisition and due diligence related costs in the three months ended April 2, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

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
Adjusted EBITDA in our North American Residential segment was $107.9 million in the three months ended April 2, 2023, a decrease of $19.8 million, or 15.5%, from $127.7 million in the three months ended April 3, 2022. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $22.7 million and $22.5 million in the first quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our Europe segment was $5.2 million in the three months ended April 2, 2023, a decrease of $6.7 million, or 56.5%, from $11.8 million in the three months ended April 3, 2022. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.8 million and $1.7 million in the first quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $5.4 million of earnings in the three months ended April 2, 2023, an increase of $8.3 million, or 284.7%, from a loss of $2.9 million in the three months ended April 3, 2022. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.9 million and $2.9 million in the first quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program"), as well as our existing cash balance. Our anticipated uses of cash in the near term include, working capital needs, capital expenditures for critical maintenance, safety and regulatory projects, and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance. As of April 2, 2023, we do not have any material commitments for capital expenditures.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program and our ABL Facility along with our ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of April 2, 2023, we had $210.7 million of cash and cash equivalents, availability under our ABL Facility of $313.4 million and availability under our AR Sales Program of $18.1 million.
Cash Flows
Cash provided in operating activities was $56.3 million during the three months ended April 2, 2023, compared to cash used in operating activities of $37.8 million in the three months ended April 3, 2022. This $94.1 million increase in cash provided by operating activities was due to a $115.7 million increase in working capital and other assets and liabilities, partially offset by a $21.6 million decrease in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first three months of 2023 compared to the same period in 2022.
Cash used in investing activities was $373.0 million during the three months ended April 2, 2023, compared to $13.3 million in the three months ended April 3, 2022. This $359.7 million increase in cash used in investing activities was primarily driven by a $353.6 million increase in cash used in the acquisition of Endura (net of cash acquired), an $8.7 million increase in cash additions to property, plant and equipment, the absence of $6.4 million of proceeds from the sale of property, plant and equipment, and a $3.0 increase in cash used in other investing activities, partially offset by $12.0 million of proceeds from repayment of a note receivable in the first three months of 2023 compared to the same period in 2022.
Cash provided by financing activities was $229.1 million during the three months ended April 2, 2023, compared to $144.3 million of cash used in financing activities during the three months ended April 3, 2022. This $373.4 million increase in cash provided by financing activities was driven by a $246.4 million increase in cash provided by debt-related transactions, a $125.2 million decrease in cash used for repurchases of common shares, a $1.0 million decrease in cash used for tax withholding on share based awards and a $0.8 million decrease in distributions to non-controlling interests in the first three months of 2023 compared to the same period in 2022.
Share Repurchases
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open

MASONITE INTERNATIONAL CORPORATION

market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter of 2022. The $100.0 million ASR transaction was therefore completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of common shares outstanding were reduced at the dates of physical delivery. During the three months ended April 2, 2023, we repurchased 168,523 of our common shares in the open market at an aggregate cost of $14.7 million as part of the share repurchase programs. During the three months ended April 3, 2022, we repurchased and retired 1,236,330 of our common shares in the open market at an aggregate cost of $140.0 million as part of the share repurchase programs and ASR. As of April 2, 2023, there was $232.2 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of April 2, 2023, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of April 2, 2023. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of April 2, 2023. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.

MASONITE INTERNATIONAL CORPORATION

Term Loan Facility
On December 13, 2022, we and certain of our subsidiaries entered into a new delayed-draw term loan credit agreement (the "Term Loan Credit Agreement") maturing on December 12, 2027 (the "Term Loan Maturity Date"). The Term Loan Credit Agreement provides for a senior secured five-year delayed-draw term loan facility of $250.0 million (the "Term Loan Facility"). Loans under the Term Loan Facility (the "Term Loans") will bear interest at a rate equal to, at our option, (1) the Adjusted Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 2.25% or (2) an alternate base rate equal to the greatest of (i) the "Prime Rate" in the U.S. last quoted by The Wall Street Journal, (ii) 0.50% above the greater of the federal funds rate and the rate comprised of both overnight federal funds and overnight eurodollar transactions denominated in U.S. dollars, (iii) 1.00% above the Adjusted Term SOFR Rate for a one month interest period and (iv) 1.00%, plus, in each case, an applicable margin of 1.25%, subject to, in each of cases (1) and (2), an agreed interest rate floor. The Term Loans are repayable in equal quarterly installments for an annual aggregate amortization payment equal to 15% of the aggregate principal amount of the Term Loans, with the balance of the principal being due on the Term Loan Maturity Date.
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
Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly-owned subsidiaries organized in the United States and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023. We received net proceeds of $246.4 million after deducting $3.6 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the loan using the effective interest method.
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. On October 28, 2022, we and certain of our subsidiaries entered into an amendment which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million to an aggregate amount of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowings thereunder in U.S. dollars with an interest rate based on the sum of (x) a "Term SOFR" rate published by the CME Group Benchmark Administration Limited (CBA) plus (y) 10 basis points ("Adjusted Term SOFR"). Additionally, on December 12, 2022, we entered into an amendment to the ABL Facility, which, among other things, extended the maturity of the ABL Facility from January 31, 2024 to December 12, 2027. The terms of the ABL Facility remained otherwise substantially unchanged and are described in detail in our Annual Report. On January 3, 2023, we borrowed $100.0 million under our ABL Facility in order to fund a portion of the cash consideration paid for the acquisition of Endura. During the first quarter of 2023, we repaid all amounts outstanding under the ABL Facility.
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of April 2, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $313.4 million under our ABL Facility and there were no amounts outstanding as of April 2, 2023.
Changes in Accounting Standards and Policies
Changes in accounting standards and policies are discussed in Note 1. Business Overview and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report.

MASONITE INTERNATIONAL CORPORATION

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended April 2, 2023, we repurchased 168,523 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2, 2023 through January 29, 2023	6,758	$82.42	6,758	$246,347,299
January 30, 2023 through February 26, 2023	—	—	—	246,347,299
February 27, 2023 through April 2, 2023	161,765	87.54	161,765	232,186,848
Total	168,523	$87.33	168,523
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. As of April 2, 2023, $232.2 million was available for repurchase in accordance with the share repurchase programs.
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

10.1*#	Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan (February 2023)
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended April 2, 2023, and April 3, 2022; (ii) the Registrant's Condensed Consolidated Balance Sheets as of April 2, 2023, and January 1, 2023; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three months ended April 2, 2023, and April 3, 2022; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2023, and April 3, 2022; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 9, 2023	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Patrick D. Brisley
Patrick D. Brisley
Vice President, Chief Accounting Officer
(Principal Accounting Officer)