Form 10-Q
period 2023-07-02
MASONITE INTERNATIONAL CORP
filed 2023-08-09
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
or
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
The registrant had outstanding 22,003,429 shares of Common Stock, no par value, as of August 7, 2023.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 2, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "could," "will," "would," "should," "expect," "believes," "outlook," "predict," "forecast," "objective," "remain," "anticipate," "estimate," "potential," "continue," "plan," "project," "targeting," and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2023, subsequent reports on Form 10-Q and elsewhere in this Quarterly Report.
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
•our ability to successfully consummate and integrate acquisitions and effectuate dispositions;
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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$741,884	$761,874	$1,467,868	$1,488,091
Cost of goods sold	563,517	582,389	1,119,010	1,124,357
Gross profit	178,367	179,485	348,858	363,734
Selling, general and administration expenses	98,746	90,330	200,451	173,576
Restructuring costs (benefit)	3,065	(61)	6,743	(80)
Operating income	76,556	89,216	141,664	190,238
Interest expense, net	13,488	10,593	27,740	20,832
Other (income) expense, net	(550)	(400)	(498)	(1,815)
Income before income tax expense	63,618	79,023	114,422	171,221
Income tax expense	14,673	19,649	26,033	43,126
Net income	48,945	59,374	88,389	128,095
Less: net income attributable to non-controlling interests	700	859	1,653	1,998
Net income attributable to Masonite	$48,245	$58,515	$86,736	$126,097

Basic earnings per common share attributable to Masonite	$2.19	$2.60	$3.92	$5.53
Diluted earnings per common share attributable to Masonite	$2.16	$2.58	$3.87	$5.47

Comprehensive income:
Net income	$48,945	$59,374	$88,389	$128,095
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8,541	(28,392)	17,490	(30,497)
Amortization of actuarial net losses	192	6	383	12
Income tax (expense) benefit related to other comprehensive income (loss)	(29)	(23)	(74)	(13)
Other comprehensive income (loss), net of tax:	8,704	(28,409)	17,799	(30,498)
Comprehensive income	57,649	30,965	106,188	97,597
Less: comprehensive income attributable to non-controlling interests	864	1,358	1,809	2,639
Comprehensive income attributable to Masonite	$56,785	$29,607	$104,379	$94,958

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	July 2, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$317,157	$296,922
Restricted cash	11,587	11,999
Accounts receivable, net	374,794	375,918
Inventories, net	378,705	406,828
Prepaid expenses and other assets	66,982	55,051
Income taxes receivable	21,266	16,922
Total current assets	1,170,491	1,163,640
Property, plant and equipment, net	735,932	652,329
Operating lease right-of-use assets	191,190	160,695
Investment in equity investees	18,058	16,111
Goodwill	257,527	69,868
Intangible assets, net	254,156	136,056
Deferred income taxes	21,400	16,133
Other assets	34,191	33,346
Total assets	$2,682,945	$2,248,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137,895	$111,526
Accrued expenses	227,833	223,046
Income taxes payable	6,520	14,361
Current portion of long-term debt	37,500	—
Total current liabilities	409,748	348,933
Long-term debt	1,067,183	866,116
Long-term operating lease liabilities	178,820	151,242
Deferred income taxes	120,963	79,590
Other liabilities	76,406	59,515
Total liabilities	1,853,120	1,505,396
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 21,995,420 and 22,155,035 shares issued and outstanding as of July 2, 2023, and January 1, 2023, respectively	526,816	520,003
Additional paid-in capital	223,540	226,514
Retained earnings	193,262	127,826
Accumulated other comprehensive loss	(124,581)	(142,224)
Total equity attributable to Masonite	819,037	732,119
Equity attributable to non-controlling interests	10,788	10,663
Total equity	829,825	742,782
Total liabilities and equity	$2,682,945	$2,248,178

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Total equity, beginning of period	$780,724	$626,447	$742,782	$699,778
Share capital:
Beginning of period	529,156	527,386	520,003	543,400
Common shares issued for delivery of share based awards	1,468	1,346	13,840	12,976
Common shares issued under employee stock purchase plan	—	—	806	797
Common shares repurchased	(3,808)	(7,489)	(7,833)	(35,930)
End of period	526,816	521,243	526,816	521,243
Additional paid-in capital:
Beginning of period	218,010	194,459	226,514	222,177
Share based compensation expense	7,103	5,976	13,157	10,695
Common shares issued for delivery of share based awards	(1,468)	(1,346)	(13,840)	(12,976)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(105)	(146)	(2,065)	(3,109)
Common shares issued under employee stock purchase plan	—	—	(226)	(134)
Common shares repurchased	—	17,710	—	—
End of period	223,540	216,653	223,540	216,653
Retained earnings (deficit):
Beginning of period	155,625	(2,023)	127,826	24,244
Net income attributable to Masonite	48,245	58,515	86,736	126,097
Common shares repurchased	(10,608)	(10,221)	(21,300)	(104,070)
End of period	193,262	46,271	193,262	46,271
Accumulated other comprehensive loss:
Beginning of period	(133,121)	(104,810)	(142,224)	(101,582)
Other comprehensive income (loss) attributable to Masonite, net of tax	8,540	(27,911)	17,643	(31,139)
End of period	(124,581)	(132,721)	(124,581)	(132,721)
Equity attributable to non-controlling interests:
Beginning of period	11,054	11,435	10,663	11,539
Net income attributable to non-controlling interests	700	859	1,653	1,998
Other comprehensive (loss) income attributable to non-controlling interests, net of tax	164	499	156	641
Dividends to non-controlling interests	(1,130)	(1,174)	(1,684)	(2,559)
End of period	10,788	11,619	10,788	11,619
Total equity, end of period	$829,825	$663,065	$829,825	$663,065

Common shares outstanding:
Beginning of period	22,138,282	22,564,956	22,155,035	23,623,887
Common shares issued for delivery of share based awards	16,177	14,078	159,120	183,448
Common shares issued under employee stock purchase plan	106	—	8,933	8,029
Common shares repurchased	(159,145)	(319,678)	(327,668)	(1,556,008)
End of period	21,995,420	22,259,356	21,995,420	22,259,356
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	July 2, 2023	July 3, 2022
Net income	$88,389	$128,095
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	44,466	34,516
Amortization	14,463	8,908
Share based compensation expense	13,157	10,695
Deferred income taxes	(9,457)	1,042
Unrealized foreign exchange (gain) loss	(146)	356
Share of income from equity investees, net of tax	(1,990)	(2,610)
Dividend from equity investee	3,150	—
Pension and post-retirement funding, net of expense	(956)	—
Non-cash accruals and interest	1,861	(114)
Loss (gain) on sale of property, plant and equipment	1,540	(1,400)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13,474	(67,611)
Inventories	75,709	(89,508)
Prepaid expenses and other assets	(22,152)	(4,821)
Accounts payable and accrued expenses	9,918	23,302
Other assets and liabilities	(13,614)	(6,736)
Net cash flow provided by operating activities	217,812	34,114
Cash flows from investing activities:
Additions to property, plant and equipment	(58,056)	(39,955)
Acquisition of businesses, net of cash acquired	(354,419)	—
Proceeds from sale of property, plant and equipment	13	6,394
Proceeds from repayment of note receivable	12,000	—
Other investing activities	(3,834)	(1,152)
Net cash flow used in investing activities	(404,296)	(34,713)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Repayments of long-term debt	(9,375)	—
Payment of debt issuance costs	(3,628)	—
Proceeds from borrowings on revolving credit facilities	100,000	—
Repayments of borrowings on revolving credit facilities	(100,000)	—
Tax withholding on share based awards	(2,065)	(3,109)
Distributions to non-controlling interests	(1,684)	(2,559)
Repurchases of common shares	(29,133)	(140,000)
Net cash flow provided by (used in) financing activities	204,115	(145,668)
Net foreign currency translation adjustment on cash	2,192	(2,598)
Increase (decrease) in cash, cash equivalents and restricted cash	19,823	(148,865)
Cash, cash equivalents and restricted cash, beginning of period	308,921	391,505
Cash, cash equivalents and restricted cash, at end of period	$328,744	$242,640
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
Description of Business
Masonite International Corporation is a leading global designer, manufacturer, marketer and distributor of interior and exterior doors, door system components and door systems for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. Masonite operates 63 manufacturing locations in seven countries and sells doors to customers throughout the world with our largest markets being the United States, Canada and the United Kingdom.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisitions and Divestitures
Acquisitions
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately $408.1 million, including an $18.0 million holdback which is payable 24 months after the acquisition date and was recorded in the consolidated balance sheets as a component of other liabilities. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition is intended to accelerate our Doors That Do MoreTM strategy and maximize our growth potential. The $187.7 million excess purchase price over the fair value of tangible and intangible assets acquired was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing business and acquisition of the assembled workforce. This goodwill is not deductible for tax purposes and relates to the North American Residential segment.
The Company has accounted for the acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed utilizing various valuation methods including replacement cost, market values and the income approach. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to customers relationships, patents and trade names, and (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including inventory, property, plant and equipment, leases, and deferred income taxes, which could also impact goodwill during the measurement period.
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Cash acquired	$32,501	$—	$32,501
Accounts receivable, net	7,871	—	7,871
Inventories, net	44,183	35	44,218
Property, plant and equipment, net	54,373	10,576	64,949
Goodwill	189,938	(2,230)	187,708
Intangible assets	135,800	(7,400)	128,400
Accounts payable and accrued expenses	(15,088)	—	(15,088)
Deferred income taxes	(44,345)	(946)	(45,291)
Other assets and liabilities, net	2,868	(35)	2,833
Total purchase price	$408,101	$—	$408,101
The fair values of intangible assets acquired are based on management's estimates and assumptions including the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $8.3 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible assets acquired from the Endura acquisition consist of the following:

	Fair Value (in thousands)	Expected Useful Life (Years)
Customer relationships	$108,600	10
Trademarks and trade names	6,600	10
Patents	13,200	12
Total intangible assets acquired	$128,400
Endura's results of operations were included in the condensed consolidated statements of income and comprehensive income for the period subsequent to the acquisition date. For the three and six months ended July 2, 2023, Endura had net sales of $59.4 million and $119.2 million, respectively. For the three and six months ended July 2, 2023, Endura had $1.3 million in net income attributable to Masonite and $3.2 million in net loss attributable to Masonite, respectively.
Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the Endura acquisition had been included in our consolidated results beginning on January 2, 2022, the first day of the fiscal year prior to the respective acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and the additional debt incurred to fund the acquisition had been applied on the first day of the fiscal year prior to the respective acquisition date, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisition; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. As a result, the pro forma information below does not purport to represent actual results had the acquisition been consummated on the date indicated and it is not necessarily indicative of future results of operations.

	Three Months Ended July 3, 2022
(In thousands)	Masonite	Endura	Pro Forma Adjustments	Pro Forma
Net sales	$761,874	$73,479	$(3,216)	$832,137
Net income attributable to Masonite	58,515	4,097	(7,850)	54,762

Basic earnings per common share	$2.60			$2.43
Diluted earnings per common share	$2.58			$2.41

	Six Months Ended July 3, 2022
(In thousands)	Masonite	Endura	Pro Forma Adjustments	Pro Forma
Net sales	$1,488,091	$146,195	$(5,820)	$1,628,466
Net income attributable to Masonite	126,097	7,450	(13,731)	119,816

Basic earnings per common share	$5.53			$5.25
Diluted earnings per common share	$5.47			$5.20
As previously disclosed, we are actively reviewing strategic alternatives for our Architectural segment, including a potential sale of the business. There can be no assurance that a potential transaction will be consummated or

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

on what terms. If a transaction is consummated, depending on the sale price, we could incur an impairment charge related to the book value of the segment's assets. This charge could be material.
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 57.8% and 62.3% of total accounts receivable as of July 2, 2023, and January 1, 2023, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of July 2, 2023, and January 1, 2023. The allowance for doubtful accounts balance was $2.6 million and $2.5 million as of July 2, 2023, and January 1, 2023, respectively.
We maintain an accounts receivable sales program with a third party (the "AR Sales Program"). Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this AR Sales Program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	July 2, 2023	January 1, 2023
Raw materials	$256,799	$320,553
Finished goods	137,115	95,005
Provision for obsolete or aged inventory	(15,209)	(8,730)
Inventories, net	$378,705	$406,828
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	July 2, 2023	January 1, 2023
Accrued payroll	$71,462	$69,224
Accrued rebates	56,660	50,200
Current portion of operating lease liabilities	26,397	24,372
Accrued interest	19,765	16,480
Other accruals	53,549	62,770
Total accrued expenses	$227,833	$223,046

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	July 2, 2023	January 1, 2023
Senior unsecured notes, interest rate of 3.50%, due 2030	$375,000	$375,000
Senior unsecured notes, interest rate of 5.375%, due 2028	500,000	500,000
Term Loan Facility, interest rate of SOFR plus 2.25%, due 2027	240,625	—
Debt issuance costs	(10,942)	(8,884)
Total debt (including current portion)	1,104,683	866,116
Less: debt due within one year	(37,500)	—
Total long-term debt (excluding current portion)	$1,067,183	$866,116
Interest expense related to our consolidated indebtedness under our senior unsecured notes, Term Loan Facility and ABL Facility was $14.1 million and $29.5 million for the three and six months ended July 2, 2023, respectively, and $10.4 million and $20.7 million for the three and six months ended July 3, 2022, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
The Borrower also pays customary agency fees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly-owned subsidiaries organized in the U.S. and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023. We received net proceeds of $246.4 million after deducting $3.6 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the Term Loan using the effective interest method.
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $300.6 million under our ABL Facility, and there were no amounts outstanding as of July 2, 2023.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
As of July 2, 2023, we have not accrued an expense in connection with this matter because, although an adverse outcome is reasonably possible, the amount or range of any potential loss cannot be reasonably estimated. This proceeding is at an early stage. While we intend to defend against these claims vigorously, there can be no assurance that the ultimate resolution of this litigation will not have a material, adverse effect on our consolidated financial condition, results of operations or cash flow.
8. Share Based Compensation Plans
Share based compensation expense was $7.1 million and $13.2 million for the three and six months ended July 2, 2023, respectively, and $6.0 million and $10.7 million for the three and six months ended July 3, 2022, respectively. As of July 2, 2023, the total remaining unrecognized compensation expense related to share based compensation amounted to $40.2 million, which will be amortized over the weighted average remaining requisite service period of 1.9 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of July 2, 2023, there were 703,883 shares of common stock available for future issuance under the 2021 Equity Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described and defined in our Annual Report. As of July 2, 2023, the liability and asset relating to deferred compensation had a fair value of $7.5 million and $7.1 million, respectively. As of July 2, 2023, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total fair value of SARs vested was $0.7 million during the six months ended July 2, 2023.

Six Months Ended July 2, 2023	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	184,205	$2,153	$74.75	7.0
Granted	30,946		88.99
Exercised	—	—	—
Cancelled and forfeited	—		—
Outstanding, end of period	215,151	$5,646	$76.79	7.0

Exercisable, end of period	153,236	$4,912	$70.93	6.1
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Six Months Ended July 2, 2023	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	313,753	$92.85
Granted	203,445	89.37
Delivered	(96,879)	91.05
Withheld to cover (1)	(18,620)
Forfeited	(23,629)	90.99
Outstanding, end of period	378,070	$91.64
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
RSUs granted during the six months ended July 2, 2023, vest at specified future dates with only service requirements. The value of RSUs granted in the six months ended July 2, 2023, was $18.2 million and is being recognized over the weighted average requisite service period of 2.0 years. During the six months ended July 2, 2023, 115,499 RSUs vested at a fair value of $10.5 million.
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

Six Months Ended July 2, 2023	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	310,678	$90.15
Granted	91,631	104.24
Performance adjustment (1)	17,139	79.25
Delivered	(63,432)	79.25
Withheld to cover (2)	(5,224)
Forfeited	(5,434)	96.37
Outstanding, end of period	345,358	$95.41
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PRSUs granted during the six months ended July 2, 2023, vest at specified future dates based on both performance and service requirements. The value of PRSUs granted in the six months ended July 2, 2023, was $9.6 million and is being recognized over the weighted average requisite service period of 3.0 years. During the six months ended July 2, 2023, 68,656 PRSUs vested at a fair value of $5.4 million.
9. Restructuring Costs
In December 2022, we began implementing a plan intended to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges which continue throughout 2023. As of July 2, 2023, we expect to incur approximately $6 million to $11 million of additional charges related to the 2022 Plan.
The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended July 2, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$2,875	$179	$11	$3,065
Total Restructuring Costs	$2,875	$179	$11	$3,065

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
Other	$(90)	$1	$28	$(61)
Total Restructuring (Benefit) Costs	$(90)	$1	$28	$(61)

	Six Months Ended July 2, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$5,255	$863	$625	$6,743
Total Restructuring (Benefit) Costs	$5,255	$863	$625	$6,743

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
Other	$(181)	$48	$53	$(80)
Total Restructuring (Benefit) Costs	$(181)	$48	$53	$(80)

	Cumulative Amount Incurred Through July 2, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$7,386	$863	$625	$8,874
Total Restructuring Costs	$7,386	$863	$625	$8,874

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2023	Severance	Closure Costs	Cash Payments	July 2, 2023
2022 Plan	$—	$5,852	$891	$(6,473)	$270
Total	$—	$5,852	$891	$(6,473)	$270
10. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.13% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized zero income tax benefit due to the exercise and delivery of share based awards during both the three and six months ended July 2, 2023, compared to zero and $1.1 million of income tax benefit during the three and six months ended July 3, 2022, respectively.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA were generally effective beginning January 1, 2023, and no significant impact to the consolidated financial statements resulted from their adoption as of July 2, 2023.
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

(In thousands, except share and per share information)	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income attributable to Masonite	$48,245	$58,515	$86,736	$126,097

Shares used in computing basic earnings per share	22,071,667	22,525,333	22,127,368	22,803,403
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	277,525	179,620	292,667	254,628
Shares used in computing diluted earnings per share	22,349,192	22,704,953	22,420,035	23,058,031

Basic earnings per common share attributable to Masonite	$2.19	$2.60	$3.92	$5.53
Diluted earnings per common share attributable to Masonite	$2.16	$2.58	$3.87	$5.47

Anti-dilutive instruments excluded from diluted earnings per common share	180,819	104,332	180,819	79,764
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Our management reviews net sales and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. Net assets are not allocated to the reportable segments. Adjusted EBITDA is a non-GAAP financial measure which does not have a standardized meaning under GAAP and is unlikely to be comparable to similar measures used by other companies. Adjusted EBITDA should not be considered as an alternative to either net income or operating cash flows determined in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) attributable to Masonite adjusted to exclude the following items, as applicable:
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$585,422	$66,232	$92,332	$3,087	$747,073
Intersegment sales	(453)	(222)	(4,514)	—	(5,189)
Net sales to external customers	$584,969	$66,010	$87,818	$3,087	$741,884

Adjusted EBITDA	$117,571	$2,691	$7,286	$(9,091)	$118,457

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$608,483	$74,172	$79,894	$4,820	$767,369
Intersegment sales	(707)	(319)	(4,469)	—	(5,495)
Net sales to external customers	$607,776	$73,853	$75,425	$4,820	$761,874

Adjusted EBITDA	$124,974	$8,566	$78	$(15,493)	$118,125

	Six Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,154,851	$129,948	$185,193	$8,436	$1,478,428
Intersegment sales	(843)	(244)	(9,473)	—	(10,560)
Net sales to external customers	$1,154,008	$129,704	$175,720	$8,436	$1,467,868

Adjusted EBITDA	$225,452	$7,842	$12,636	$(21,308)	$224,622

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,177,912	$156,011	$154,553	$11,016	$1,499,492
Intersegment sales	(1,572)	(1,690)	(8,139)	—	(11,401)
Net sales to external customers	$1,176,340	$154,321	$146,414	$11,016	$1,488,091

Adjusted EBITDA	$252,641	$20,409	$(2,820)	$(27,353)	$242,877

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income attributable to Masonite	$48,245	$58,515	$86,736	$126,097
Plus:
Depreciation	22,981	17,244	44,466	34,516
Amortization	7,042	4,296	14,463	8,908
Share based compensation expense	7,103	5,976	13,157	10,695
Loss (gain) on disposal of property, plant and equipment	502	1,454	1,540	(1,400)
Restructuring costs (benefit)	3,065	(61)	6,743	(80)
Interest expense, net	13,488	10,593	27,740	20,832
Other (income) expense, net	(550)	(400)	(498)	(1,815)
Income tax expense	14,673	19,649	26,033	43,126
Other items (1)	1,208	—	2,589	—
Net income attributable to non-controlling interest	700	859	1,653	1,998
Adjusted EBITDA	$118,457	$118,125	$224,622	$242,877
(1) Other items include $1,208 and $2,589 in acquisition and due diligence related costs in the three and six months ended July 2, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Accumulated foreign currency translation losses, beginning of period	$(123,044)	$(100,152)	$(132,001)	$(96,919)
Foreign currency translation gain (loss)	8,541	(28,392)	17,490	(30,497)
Income tax expense (benefit) on foreign currency translation loss	10	(24)	10	(13)
Less: foreign currency translation (loss) gain attributable to non-controlling interest	164	(498)	156	641
Accumulated foreign currency translation losses, end of period	(114,657)	(128,070)	(114,657)	(128,070)

Accumulated pension and other post-retirement adjustments, beginning of period	(10,077)	(4,658)	(10,223)	(4,663)
Amortization of actuarial net losses	192	6	383	12
Income tax expense on amortization of actuarial net losses	(39)	1	(84)	—
Accumulated pension and other post-retirement adjustments	(9,924)	(4,651)	(9,924)	(4,651)

Accumulated other comprehensive loss	$(124,581)	$(132,721)	$(124,581)	$(132,721)

Other comprehensive income (loss), net of tax	$8,704	$(28,409)	$17,799	$(30,498)
Less: other comprehensive income (loss) attributable to non-controlling interest	164	(498)	156	641
Other comprehensive income (loss) attributable to Masonite	$8,540	$(27,911)	$17,643	$(31,139)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended July 2, 2023, were $8.5 million, primarily driven by the strengthening of the British pound sterling, and the Canadian dollar, partially offset by weakening of the Malaysian ringgit in comparison to the U.S. dollar during the period. Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the six months ended July 2, 2023, were $17.5 million, primarily driven by the strengthening of the British pound sterling, the Canadian dollar and the Mexican peso in comparison to the U.S. dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022
Transactions involving cash:
Interest paid	$26,855	$20,500
Interest received	4,281	404
Income taxes paid	49,551	47,453
Income tax refunds	3,569	919
Cash paid for operating lease liabilities	19,189	16,430
Cash paid for finance lease liabilities	709	654
Non-cash transactions:
Right-of-use assets acquired under operating leases	48,425	2,931
Holdback of portion of Endura purchase payable	18,000	—
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	July 2, 2023	January 1, 2023
Cash and cash equivalents	$317,157	$296,922
Restricted cash	11,587	11,999
Total cash, cash equivalents and restricted cash	$328,744	$308,921
Property, plant and equipment additions in accounts payable were $11.3 million and $10.4 million as of July 2, 2023, and January 1, 2023, respectively.
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

	July 2, 2023		January 1, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$315,874	$371,407	$303,870	$371,136
5.375% senior unsecured notes due 2028	$475,735	$496,238	$462,495	$495,868
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

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and six months ended July 2, 2023, and July 3, 2022. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the six months ended July 2, 2023, we generated net sales of $1,154.0 million or 78.6%, $129.7 million or 8.8% and $175.7 million or 12.0% in our North American Residential, Europe and Architectural segments, respectively.
During the second quarter, we experienced lower end market demand and continued negative impacts from macro-economic conditions such as rising interest rates and unfavorable consumer sentiment. Base volumes, excluding the acquisition of Endura on January 3, 2023, decreased in our North American Residential segment due to expected new housing softness and declines in the residential repair, renovation and remodeling channel compared to the prior year period, partially offset by increases in average unit price. Net sales, net income attributable to Masonite, Adjusted EBITDA and Adjusted EBITDA margin in our Europe segment declined as compared to the second quarter of 2022 due to the aforementioned macro-economic factors. Net sales growth in the Architectural segment was largely driven by increases in average unit price. The extent to which changes in interest rates, rising energy and fuel costs, and consumer

MASONITE INTERNATIONAL CORPORATION

sentiment impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
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
Inflation
In 2022, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs, and these higher costs not previously recognized were realized in the first half of 2023. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain costs will moderate throughout 2023. Rising interest rates may impact the ability of our end consumers to purchase our products. Our profitability, margins and net sales could be adversely affected if inflationary trends do not moderate as expected and if interest rates continue to rise.
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
As previously disclosed, we are actively reviewing strategic alternatives for our Architectural segment, including a potential sale of the business. There can be no assurance that a potential transaction will be consummated or on what terms. If a transaction is consummated, depending on the sale price, we could incur an impairment charge related to the book value of the segment's assets. This charge could be material.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$741,884	$761,874	$1,467,868	$1,488,091
Cost of goods sold	563,517	582,389	1,119,010	1,124,357
Gross profit	178,367	179,485	348,858	363,734
Gross profit as a % of net sales	24.0%	23.6%	23.8%	24.4%
Selling, general and administration expenses	98,746	90,330	200,451	173,576
Selling, general and administration expenses as a % of net sales	13.3%	11.9%	13.7%	11.7%
Restructuring costs (benefit)	3,065	(61)	6,743	(80)
Operating income	76,556	89,216	141,664	190,238
Interest expense, net	13,488	10,593	27,740	20,832
Other (income) expense, net	(550)	(400)	(498)	(1,815)
Income before income tax expense	63,618	79,023	114,422	171,221
Income tax expense	14,673	19,649	26,033	43,126
Net income	48,945	59,374	88,389	128,095
Less: net income attributable to non-controlling interests	700	859	1,653	1,998
Net income attributable to Masonite	$48,245	$58,515	$86,736	$126,097

Three Months Ended July 2, 2023, Compared with Three Months Ended July 3, 2022
Net Sales
Net sales in the three months ended July 2, 2023, were $741.9 million, a decrease of $20.0 million from $761.9 million in the three months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2023 by $3.8 million. The acquisition of Endura increased net sales by $59.4 million or 7.8%. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $75.6 million or 9.9% due to changes in volume, sales of components and average unit price. Lower volumes excluding the incremental impact of acquisitions or divestitures ("base volume") decreased net sales by $116.4 million or 15.3% in the second quarter of 2023 compared to the 2022 period. Net sales of components to external customers decreased $7.4 million or 1.0% in the second quarter of 2023 compared to the 2022 period. Average unit price increased net sales in the second quarter of 2023 by $48.2 million or 6.3% compared to the 2022 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$585,422	$66,232	$92,332	$3,087	$747,073
Intersegment sales	(453)	(222)	(4,514)	—	(5,189)
Net sales to external customers	$584,969	$66,010	$87,818	$3,087	$741,884
Percentage of consolidated external net sales	78.8%	8.9%	11.8%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$608,483	$74,172	$79,894	$4,820	$767,369
Intersegment sales	(707)	(319)	(4,469)	—	(5,495)
Net sales to external customers	$607,776	$73,853	$75,425	$4,820	$761,874
Percentage of consolidated external net sales	79.8%	9.7%	9.9%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended July 2, 2023, were $585.0 million, a decrease of $22.8 million or 3.8% from $607.8 million in the three months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2023 by $3.2 million. Our 2023 acquisition increased net sales by $59.4 million or 9.8% in the second quarter of 2023. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $79.0 million or 13.0% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales in the second quarter of 2023 by $107.4 million or 17.7% compared to the 2022 period due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Net sales of components to external customers were $0.8 million lower in the second quarter of 2023 compared to the 2022 period. Average unit price increased net sales in the second quarter of 2023 by $29.2 million or 4.8% compared to the 2022 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended July 2, 2023, were $66.0 million, a decrease of $7.9 million or 10.7% from $73.9 million in the three months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2023 by $0.1 million. Excluding this exchange rate impact, net sales would have decreased by $7.8 million or 10.6% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales by $7.0 million or 9.5% in the second quarter of 2023 compared to the 2022 period due to overall economic trends in the United Kingdom. Net sales of components to external customers were $1.1 million lower in the second quarter of 2023 compared to the 2022 period. Average unit price increased net sales in the second quarter of 2023 by $0.3 million or 0.4% compared to the 2022 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended July 2, 2023, were $87.8 million, an increase of $12.4 million or 16.4% from $75.4 million in the three months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the second quarter of 2023 by $0.5 million. Excluding this exchange rate impact, net sales would have increased by $12.9 million or 17.1% due to changes in average unit price, sales of components and volume. Average unit price increased net sales in the second quarter of 2023 by $18.4 million or 24.4% compared to the 2022 period. Net sales of components to external customers were $3.5 million lower in the second quarter of 2023 compared to the 2022 period. Lower base volume decreased net sales in the second quarter of 2023 by $2.0 million or 2.7% compared to the 2022 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.0% and 76.4% for the three months ended July 2, 2023, and July 3, 2022, respectively. Material cost of sales and distribution as a percentage of net sales decreased by 2.4% and 0.4%, respectively, compared to the second quarter of 2022. Overhead and depreciation as a percentage of net sales increased by 1.8% and 0.6%, respectively, compared to the 2022 period. Direct labor as a percentage of net sales had no change compared to the second quarter of 2022. The decrease in material cost of sales as a percentage of net sales was driven by lower inbound freight, material cost savings projects and higher average unit prices. Distribution as a percentage of net sales decreased due to higher average unit prices and lower outbound freight, partially offset by lower volumes. Overhead as a percentage of net sales increased due to lower volumes and wage inflation, partially offset by

MASONITE INTERNATIONAL CORPORATION

higher average unit prices as compared to the 2022 period. The increase in depreciation as a percentage of net sales was driven by the acquisition of Endura fixed assets as compared to the 2022 period.
Selling, General and Administration Expenses
In the three months ended July 2, 2023, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 13.3%, as compared to 11.9% in the three months ended July 3, 2022, an increase of 140 basis points.
SG&A expenses in the three months ended July 2, 2023, were $98.7 million, an increase of $8.4 million from $90.3 million in the three months ended July 3, 2022. The overall increase was driven by incremental SG&A from the acquisition of Endura of $9.1 million; a $1.6 million increase in non-cash items including share based compensation, depreciation and amortization, deferred compensation and loss (gain) on disposal of property, plant and equipment; a $1.2 million increase in acquisition and due diligence related costs; and a $1.0 million increase in professional and other fees to support growth. These increases were partially offset by a $4.3 million decrease in personnel costs primarily driven by savings from our 2022 Plan and lower incentive compensation and $0.2 million of favorable foreign exchange impacts.
Restructuring Costs (Benefit)
Restructuring costs (benefit) in the three months ended July 2, 2023, was $3.1 million of costs, compared to minimal benefit in the three months ended July 3, 2022. Restructuring costs in the current year period related primarily to the 2022 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended July 2, 2023, was $13.5 million, compared to $10.6 million in the three months ended July 3, 2022. The increase in interest expense, net, is primarily due to the incremental borrowings under the Term Loan Facility and ABL Facility.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended July 2, 2023, was $0.6 million of income, compared to $0.4 million of income in the three months ended July 3, 2022, remaining relatively flat as compared to the 2022 period.
Income Tax Expense
Income tax expense in the three months ended July 2, 2023, was $14.7 million, compared to $19.6 million in the three months ended July 3, 2022. The decrease in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$117,571	$2,691	$7,286	$(9,091)	$118,457
Adjusted EBITDA as a percentage of segment net sales	20.1%	4.1%	8.3%		16.0%

	Three Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$124,974	$8,566	$78	$(15,493)	$118,125
Adjusted EBITDA as a percentage of segment net sales	20.6%	11.6%	0.1%		15.5%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$96,557	$(3,230)	$3,596	$(48,678)	$48,245
Plus:
Depreciation	14,304	2,411	3,000	3,266	22,981
Amortization	3,264	2,911	221	646	7,042
Share based compensation expense	—	—	—	7,103	7,103
Loss on disposal of property, plant and equipment	19	58	290	135	502
Restructuring costs	2,875	—	179	11	3,065
Interest expense, net	—	—	—	13,488	13,488
Other expense (income), net	1	541	—	(1,092)	(550)
Income tax expense	—	—	—	14,673	14,673
Other items (1)	—	—	—	1,208	1,208
Net income attributable to non-controlling interest	551	—	—	149	700
Adjusted EBITDA	$117,571	$2,691	$7,286	$(9,091)	$118,457
(1) Other items include $1,208 in acquisition and due diligence related costs in the three months ended July 2, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

MASONITE INTERNATIONAL CORPORATION

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
Adjusted EBITDA in our North American Residential segment was $117.6 million in the three months ended July 2, 2023, a decrease of $7.4 million, or 5.9%, from $125.0 million in the three months ended July 3, 2022. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $22.9 million and $21.7 million in the second quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $2.7 million in the three months ended July 2, 2023, a decrease of $5.9 million, or 68.6%, from $8.6 million in the three months ended July 3, 2022. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.8 million and $1.7 million in the second quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $7.3 million in the three months ended July 2, 2023, an increase of $7.2 million, or 9,241.0%, from $0.1 million in the three months ended July 3, 2022. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.5 million and $2.9 million in the second quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Six Months Ended July 2, 2023, Compared with Six Months Ended July 3, 2022
Net Sales
Net sales in the six months ended July 2, 2023, were $1,467.9 million, a decrease of $20.2 million or 1.4% from $1,488.1 million in the six months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2023 by $15.0 million. The acquisition of Endura increased net sales by $119.2 million or 8.0%. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $124.4 million or 8.4% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales by $229.4 million or 15.4% in the first six months of 2023 compared to the same period in 2022. Net sales of components to external customers decreased $14.3 million or 1.0% in the first six months of 2023 compared to the same period in 2022. Average unit price increased net sales in the first six months of 2023 by $119.3 million or 8.0% compared to the same period in 2022.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Six Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,154,851	$129,948	$185,193	$8,436	$1,478,428
Intersegment sales	(843)	(244)	(9,473)	—	(10,560)
Net sales to external customers	$1,154,008	$129,704	$175,720	$8,436	$1,467,868
Percentage of consolidated external net sales	78.6%	8.8%	12.0%

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,177,912	$156,011	$154,553	$11,016	$1,499,492
Intersegment sales	(1,572)	(1,690)	(8,139)	—	(11,401)
Net sales to external customers	$1,176,340	$154,321	$146,414	$11,016	$1,488,091
Percentage of consolidated external net sales	79.1%	10.4%	9.8%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the six months ended July 2, 2023, were $1,154.0 million, a decrease of $22.3 million or 1.9% from $1,176.3 million in the six months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2023 by $7.4 million. Our 2023 acquisition increased net sales by $119.2 million or 10.1% in the first six months of 2023. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $134.1 million or 11.4% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales by $206.8 million or 17.6% in the first six months of 2023 compared to the same period in 2022 due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Net sales of components to external customers were $3.3 million lower in the first six months of 2023 compared to the same period in 2022. Average unit price increased net sales in the first six months of 2023 by $76.0 million or 6.5% compared to the 2022 period.
Europe
Net sales to external customers from facilities in the Europe segment in the six months ended July 2, 2023, were $129.7 million, a decrease of $24.6 million or 15.9% from $154.3 million in the six months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2023 by $6.3 million. Excluding this exchange rate impact, net sales would have decreased by $18.3 million or 11.9% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales in the first six months of 2023 by $19.4 million or 12.6% compared to the same period in 2022 due to overall economic trends in the United Kingdom. Net sales of components to external customers were $2.2 million lower in the first six months of 2023 compared to the same period in 2022. Average unit price increased net sales in the first six months of 2023 by $3.3 million or 2.1% compared to the 2022 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the six months ended July 2, 2023, were $175.7 million, an increase of $29.3 million or 20.0% from $146.4 million in the six months ended July 3, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first six months of 2023 by $1.3 million. Excluding this exchange rate impact, net sales would have increased by $30.6 million or 20.9% due to changes in average unit price, sales of components and average unit price. Average unit price increased net sales in the first six months of 2023 by $38.1 million or 26.0% compared to the 2022 period. Net sales of components to external customers

MASONITE INTERNATIONAL CORPORATION

were $4.3 million lower in the first six months of 2023 compared to the same period in 2022. Lower base volume decreased net sales in the first six months of 2023 by $3.2 million or 2.2% compared to the 2022 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.2% and 75.6% for the six months ended July 2, 2023, and July 3, 2022, respectively. Overhead, depreciation and direct labor as a percentage of net sales increased by 1.9%, 0.5% and 0.3%, respectively, compared to the 2022 period. Material cost of sales and distribution as a percentage of net sales decreased by 1.7% and 0.4%, respectively, compared to the 2022 period. Overhead as a percentage of net sales increased due to lower volumes, wage inflation and higher factory costs, partially offset by higher average unit prices as compared to the 2022 period. The increase in depreciation as a percentage of net sales was driven by the acquisition of Endura fixed assets as compared to the first six months of 2022. Direct labor as a percentage of net sales increased due to manufacturing wage and benefit inflation, partially offset by higher unit prices. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, lower inbound freight and material cost savings projects, partially offset by commodity inflation. Distribution as a percentage of net sales decreased due to higher average unit prices and lower outbound freight, partially offset by lower volumes.
Selling, General and Administration Expenses
In the six months ended July 2, 2023, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 13.7% compared to 11.7% in the six months ended July 3, 2022, an increase of 200 basis points.
SG&A expenses in the six months ended July 2, 2023, were $200.5 million, an increase of $26.9 million from $173.6 million in the six months ended July 3, 2022. The overall increase was driven by incremental SG&A from the acquisition of Endura of $18.9 million; an $8.1 million increase in non-cash items including (gain) loss on disposal of property, plant and equipment, share based compensation, depreciation and amortization, and deferred compensation; a $3.6 million increase in professional and other fees to support growth; and a $2.6 million increase in acquisition and due diligence related costs. These increases were partially offset by a $5.2 million decrease in personnel costs primarily driven by savings from our 2022 Plan and lower incentive compensation along with favorable foreign exchange impacts of $1.1 million.
Restructuring (Benefit) Costs
Restructuring (benefit) costs in the six months ended July 2, 2023, were $6.7 million of costs, compared to minimal benefit in the six months ended July 3, 2022. Restructuring costs in the current year period related primarily to the 2022 Plan.
Interest Expense, Net
Interest expense, net, in the six months ended July 2, 2023, was $27.7 million, compared to $20.8 million in the six months ended July 3, 2022. The increase in interest expense, net, is primarily due to the incremental borrowings under the Term Loan Facility and ABL Facility.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses. Other (income) expense, net, in the six months ended July 2, 2023, was $0.5 million, compared to $1.8 million in the six months ended July 3, 2022. The change in other (income) expense, net is primarily due to a change in hedging gains and losses, a change in pension expense and a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting, partially offset by unrealized gains and losses on foreign currency remeasurements.
Income Tax Expense
Income tax expense in the six months ended July 2, 2023, was $26.0 million, compared to $43.1 million in the six months ended July 3, 2022. The decrease in income tax expense is primarily due to the mix of income or losses within the tax jurisdictions with various tax rates in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Six Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$225,452	$7,842	$12,636	$(21,308)	$224,622
Adjusted EBITDA as a percentage of segment net sales	19.5%	6.0%	7.2%		15.3%

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$252,641	$20,409	$(2,820)	$(27,353)	$242,877
Adjusted EBITDA as a percentage of segment net sales	21.5%	13.2%			16.3%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Six Months Ended July 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$183,312	$(3,027)	$5,061	$(98,610)	$86,736
Plus:
Depreciation	27,536	4,615	5,957	6,358	44,466
Amortization	7,054	5,719	473	1,217	14,463
Share based compensation expense	—	—	—	13,157	13,157
Loss on disposal of property, plant and equipment	1,059	55	277	149	1,540
Restructuring costs	5,255	—	863	625	6,743
Interest expense, net	—	—	—	27,740	27,740
Other (income) expense, net	(27)	480	—	(951)	(498)
Income tax expense	—	—	—	26,033	26,033
Other items (1)	—	—	5	2,584	2,589
Net income attributable to non-controlling interest	1,263	—	—	390	1,653
Adjusted EBITDA	$225,452	$7,842	$12,636	$(21,308)	$224,622
(1) Other items include $2,589 in acquisition and due diligence related costs in the six months ended July 2, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

MASONITE INTERNATIONAL CORPORATION

	Six Months Ended July 3, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$229,644	$9,178	$(5,868)	$(106,857)	$126,097
Plus:
Depreciation	19,951	4,513	5,643	4,409	34,516
Amortization	1,086	6,329	401	1,092	8,908
Share based compensation expense	—	—	—	10,695	10,695
Loss (gain) on disposal of property, plant and equipment	1,737	(13)	(3,044)	(80)	(1,400)
Restructuring (benefit) costs	(181)	—	48	53	(80)
Interest expense, net	—	—	—	20,832	20,832
Other (income) expense, net	(792)	402	—	(1,425)	(1,815)
Income tax expense	—	—	—	43,126	43,126
Net income attributable to non-controlling interest	1,196	—	—	802	1,998
Adjusted EBITDA	$252,641	$20,409	$(2,820)	$(27,353)	$242,877
Adjusted EBITDA in our North American Residential segment was $225.5 million in the six months ended July 2, 2023, a decrease of $27.1 million, or 10.7%, from $252.6 million in the six months ended July 3, 2022. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $45.6 million and $44.2 million in the first six months of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $7.8 million in the six months ended July 2, 2023, a decrease of $12.6 million, or 61.6%, from $20.4 million in the six months ended July 3, 2022. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $3.5 million and $3.4 million in the first six months of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $12.6 million of earnings in the six months ended July 2, 2023, an increase of $15.4 million, or 546.7%, from a loss of $2.8 million in the six months ended July 3, 2022. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $5.4 million and $5.7 million in the first six months of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program"), as well as our existing cash balance. Our anticipated uses of cash in the near term include, working capital needs, capital expenditures for critical maintenance, safety and regulatory projects and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance. As of July 2, 2023, we do not have any material commitments for capital expenditures.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program and our ABL Facility, along with our ability to access the capital markets, will provide adequate liquidity for the foreseeable future. As of July 2, 2023, we had $317.2 million of cash and cash equivalents, $300.6 million of availability under our ABL Facility and $19.3 million of availability under our AR Sales Program.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $217.8 million during the six months ended July 2, 2023, compared to $34.1 million in the six months ended July 3, 2022. This $183.7 million increase in cash provided by operating activities was due to a $208.7 million increase in working capital and other assets and liabilities, partially offset by a $25.0 million decrease in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first six months of 2023 compared to the same period in 2022.
Cash used in investing activities was $404.3 million during the six months ended July 2, 2023, compared to $34.7 million in the six months ended July 3, 2022. This $369.6 million increase in cash used in investing activities was primarily driven by a $354.4 million increase in cash used in the acquisition of Endura (net of cash acquired), an $18.1 million increase in cash additions to property, plant and equipment, the absence of $6.4 million of proceeds from the sale of property, plant and equipment, and a $2.7 increase in cash used in other investing activities, partially offset by $12.0 million of proceeds from repayment of a note receivable in the first six months of 2023 compared to the same period in 2022.
Cash provided by financing activities was $204.1 million during the six months ended July 2, 2023, compared to $145.7 million of cash used in financing activities during the six months ended July 3, 2022. This $349.8 million increase in cash provided by financing activities was driven by a $237.0 million increase in cash provided by debt-related transactions, a $110.9 million decrease in cash used for repurchases of common shares, a $1.0 million decrease in cash used for tax withholding on share based awards and a $0.9 million decrease in distributions to non-controlling interests in the first six months of 2023 compared to the same period in 2022.
Share Repurchases
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter of 2022. The $100.0 million ASR transaction was therefore completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of common shares outstanding were reduced at the dates of physical delivery. During the six months ended July 2, 2023, we repurchased 327,668 of our common shares in the open market at an aggregate cost of $29.1 million as part of the share repurchase programs. During the six months ended July 3, 2022, we repurchased and retired 1,556,008 of our common shares in the open market at an aggregate cost of $140.0 million as part of the share repurchase programs and ASR. As of July 2, 2023, there was $217.8 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of July 2, 2023, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.

MASONITE INTERNATIONAL CORPORATION

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
Accounts Receivable Sales Program
Under the AR Sales Program, we can transfer ownership of eligible trade accounts receivable of certain customers. Receivables are sold outright to a third party who assumes the full risk of collection, without recourse to us in the event of a loss. Transfers of receivables under this AR Sales Program are accounted for as sales. Proceeds from the transfers reflect the face value of the accounts receivable less a discount. Receivables sold under the AR Sales Program are excluded from trade accounts receivable in the condensed consolidated balance sheets and are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The discounts on the sales of trade accounts receivable sold, if any, under the AR Sales Program were not material for any of the periods presented and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of July 2, 2023. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of July 2, 2023. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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

MASONITE INTERNATIONAL CORPORATION

The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of July 2, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $300.6 million under our ABL Facility, and there were no amounts outstanding as of July 2, 2023.
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

MASONITE INTERNATIONAL CORPORATION

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a) Unregistered Sale of Equity Securities.
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended July 2, 2023, we repurchased 159,145 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2023 through April 30, 2023	23,891	$88.26	23,891	$230,078,291
May 1, 2023 through May 28, 2023	56,124	92.17	56,124	224,905,077
May 29, 2023 through July 2, 2023	79,130	90.15	79,130	217,771,210
Total	159,145	$90.58	159,145
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. As of July 2, 2023, $217.8 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans
During the three months ended July 2, 2023, no director or Section 16 officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements in each case, as defined in Item 408 of Regulation S-K.
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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended July 2, 2023, and July 3, 2022; (ii) the Registrant's Condensed Consolidated Balance Sheets as of July 2, 2023, and January 1, 2023; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 2, 2023, and July 3, 2022; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2023, and July 3, 2022; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	August 9, 2023	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Catherine A. Shellabarger
Catherine A. Shellabarger
Vice President, Chief Accounting Officer
(Principal Accounting Officer)