Form 10-Q
period 2023-10-01
MASONITE INTERNATIONAL CORP
filed 2023-11-08
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
or
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
The registrant had outstanding 21,905,829 shares of Common Stock, no par value, as of November 6, 2023.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 1, 2023

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
•our ability to successfully consummate and integrate acquisitions and execute dispositions;
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
iii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$702,247	$727,626	$2,170,115	$2,215,717
Cost of goods sold	536,548	560,442	1,655,558	1,684,799
Gross profit	165,699	167,184	514,557	530,918
Selling, general and administration expenses	98,625	82,690	299,076	256,266
Restructuring costs (benefit)	1,900	(141)	8,643	(221)
Operating income	65,174	84,635	206,838	274,873
Interest expense, net	11,913	10,266	39,653	31,098
Other (income) expense, net	(1,083)	211	(1,581)	(1,604)
Income before income tax expense	54,344	74,158	168,766	245,379
Income tax expense	12,041	16,376	38,074	59,502
Net income	42,303	57,782	130,692	185,877
Less: net income attributable to non-controlling interests	817	745	2,470	2,743
Net income attributable to Masonite	$41,486	$57,037	$128,222	$183,134

Basic earnings per common share attributable to Masonite	$1.89	$2.56	$5.81	$8.09
Diluted earnings per common share attributable to Masonite	$1.86	$2.54	$5.73	$8.01

Comprehensive income:
Net income	$42,303	$57,782	$130,692	$185,877
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9,837)	(29,021)	7,653	(59,518)
Amortization of actuarial net losses	191	6	574	18
Income tax expense related to other comprehensive income (loss)	(57)	(45)	(131)	(58)
Other comprehensive (loss) income, net of tax:	(9,703)	(29,060)	8,096	(59,558)
Comprehensive income	32,600	28,722	138,788	126,319
Less: comprehensive income attributable to non-controlling interests	734	700	2,543	3,339
Comprehensive income attributable to Masonite	$31,866	$28,022	$136,245	$122,980

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	October 1, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$360,482	$296,922
Restricted cash	11,926	11,999
Accounts receivable, net	354,995	375,918
Inventories, net	364,181	406,828
Prepaid expenses and other assets	65,305	55,051
Income taxes receivable	24,703	16,922
Total current assets	1,181,592	1,163,640
Property, plant and equipment, net	734,567	652,329
Operating lease right-of-use assets	190,840	160,695
Investment in equity investees	19,366	16,111
Goodwill	253,871	69,868
Intangible assets, net	247,763	136,056
Deferred income taxes	23,401	16,133
Other assets	34,506	33,346
Total assets	$2,685,906	$2,248,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140,310	$111,526
Accrued expenses	213,920	223,046
Income taxes payable	6,728	14,361
Current portion of long-term debt	37,500	—
Total current liabilities	398,458	348,933
Long-term debt	1,058,210	866,116
Long-term operating lease liabilities	178,009	151,242
Deferred income taxes	118,394	79,590
Other liabilities	76,116	59,515
Total liabilities	1,829,187	1,505,396
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 21,903,821 and 22,155,035 shares issued and outstanding as of October 1, 2023, and January 1, 2023, respectively	525,709	520,003
Additional paid-in capital	226,950	226,514
Retained earnings	227,298	127,826
Accumulated other comprehensive loss	(134,201)	(142,224)
Total equity attributable to Masonite	845,756	732,119
Equity attributable to non-controlling interests	10,963	10,663
Total equity	856,719	742,782
Total liabilities and equity	$2,685,906	$2,248,178

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Total equity, beginning of period	$829,825	$663,065	$742,782	$699,778
Share capital:
Beginning of period	526,816	521,243	520,003	543,400
Common shares issued for delivery of share based awards	594	555	14,434	13,531
Common shares issued under employee stock purchase plan	848	777	1,654	1,574
Common shares repurchased	(2,549)	—	(10,382)	(35,930)
End of period	525,709	522,575	525,709	522,575
Additional paid-in capital:
Beginning of period	223,540	216,653	226,514	222,177
Share based compensation expense	4,282	5,556	17,439	16,251
Common shares issued for delivery of share based awards	(594)	(555)	(14,434)	(13,531)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(192)	(223)	(2,257)	(3,332)
Common shares issued under employee stock purchase plan	(86)	(73)	(312)	(207)
End of period	226,950	221,358	226,950	221,358
Retained earnings:
Beginning of period	193,262	46,271	127,826	24,244
Net income attributable to Masonite	41,486	57,037	128,222	183,134
Common shares repurchased	(7,450)	—	(28,750)	(104,070)
End of period	227,298	103,308	227,298	103,308
Accumulated other comprehensive loss:
Beginning of period	(124,581)	(132,721)	(142,224)	(101,582)
Other comprehensive (loss) income attributable to Masonite, net of tax	(9,620)	(29,015)	8,023	(60,154)
End of period	(134,201)	(161,736)	(134,201)	(161,736)
Equity attributable to non-controlling interests:
Beginning of period	10,788	11,619	10,663	11,539
Net income attributable to non-controlling interests	817	745	2,470	2,743
Other comprehensive (loss) income attributable to non-controlling interests, net of tax	(83)	(45)	73	596
Dividends to non-controlling interests	(559)	(1,185)	(2,243)	(3,744)
End of period	10,963	11,134	10,963	11,134
Total equity, end of period	$856,719	$696,639	$856,719	$696,639
Common shares outstanding:
Beginning of period	21,995,420	22,259,356	22,155,035	23,623,887
Common shares issued for delivery of share based awards	6,193	7,718	165,313	191,166
Common shares issued under employee stock purchase plan	8,537	8,538	17,470	16,567
Common shares repurchased	(106,329)	—	(433,997)	(1,556,008)
End of period	21,903,821	22,275,612	21,903,821	22,275,612
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
Cash flows from operating activities:	October 1, 2023	October 2, 2022
Net income	$130,692	$185,877
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	67,355	51,977
Amortization	21,915	13,164
Share based compensation expense	17,439	16,251
Deferred income taxes	(13,618)	(4,675)
Unrealized foreign exchange (gain) loss	(312)	859
Share of income from equity investees, net of tax	(3,186)	(3,944)
Dividend from equity investee	3,150	4,500
Pension and post-retirement funding, net of expense	(1,446)	140
Non-cash accruals and interest	3,384	199
Loss (gain) on sale of property, plant and equipment	3,319	(1,245)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	30,972	(70,530)
Inventories	88,087	(101,305)
Prepaid expenses and other assets	(20,714)	85
Accounts payable and accrued expenses	1,512	(3,307)
Other assets and liabilities	(18,138)	(5,127)
Net cash flow provided by operating activities	310,411	82,919
Cash flows from investing activities:
Additions to property, plant and equipment	(86,172)	(65,792)
Acquisition of businesses, net of cash acquired	(352,886)	—
Proceeds from sale of property, plant and equipment	56	6,393
Proceeds from repayment of note receivable	12,000	—
Other investing activities	(5,886)	(2,068)
Net cash flow used in investing activities	(432,888)	(61,467)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Repayments of long-term debt	(18,750)	—
Payment of debt issuance costs	(3,628)	—
Proceeds from borrowings on revolving credit facilities	100,000	—
Repayments of borrowings on revolving credit facilities	(100,000)	—
Tax withholding on share based awards	(2,257)	(3,332)
Distributions to non-controlling interests	(2,243)	(2,500)
Repurchases of common shares	(39,132)	(140,000)
Net cash flow provided by (used in) financing activities	183,990	(145,832)
Net foreign currency translation adjustment on cash	1,974	(4,421)
Increase (decrease) in cash, cash equivalents and restricted cash	63,487	(128,801)
Cash, cash equivalents and restricted cash, beginning of period	308,921	391,505
Cash, cash equivalents and restricted cash, at end of period	$372,408	$262,704
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Acquisitions and Divestitures
Acquisitions
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately$403.3 million, including an $18.0 million holdback which is payable 24 months after the acquisition date and was recorded in the consolidated balance sheets as a component of other liabilities. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition is intended to accelerate our Doors That Do MoreTM strategy and maximize our growth potential. The $182.9 million excess purchase price over the fair value of tangible and intangible assets acquired was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing business and acquisition of the assembled workforce. This goodwill is not deductible for tax purposes and relates to the North American Residential segment.
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
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Cash acquired	$32,501	$(100)	$32,401
Accounts receivable, net	7,871	290	8,161
Inventories, net	44,183	35	44,218
Property, plant and equipment, net	54,373	10,576	64,949
Goodwill	189,938	(7,044)	182,894
Intangible assets	135,800	(7,400)	128,400
Accounts payable and accrued expenses	(15,088)	(190)	(15,278)
Deferred income taxes	(44,345)	(946)	(45,291)
Other assets and liabilities, net	2,868	(35)	2,833
Total purchase price	$408,101	$(4,814)	$403,287
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
Endura's results of operations were included in the condensed consolidated statements of income and comprehensive income for the period subsequent to the acquisition date. For the three and nine months ended October 1, 2023, Endura had net sales of $59.7 million and $178.9 million, respectively. For the three and nine months ended October 1, 2023, Endura had $1.7 million in net income attributable to Masonite and $1.5 million in net loss attributable to Masonite, respectively.
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

	Three Months Ended October 2, 2022
(In thousands, except per share amounts)	Masonite	Endura	Pro Forma Adjustments	Pro Forma
Net sales	$727,626	$67,950	$2,942	$798,518
Net income attributable to Masonite	57,037	1,775	(9,832)	48,980

Basic earnings per common share	$2.56			$2.20
Diluted earnings per common share	$2.54			$2.18

	Nine Months Ended October 2, 2022
(In thousands, except per share amounts)	Masonite	Endura	Pro Forma Adjustments	Pro Forma
Net sales	$2,215,717	$214,145	$(2,878)	$2,426,984
Net income attributable to Masonite	183,134	9,225	(23,563)	168,796

Basic earnings per common share	$8.09			$7.46
Diluted earnings per common share	$8.01			$7.38
As previously disclosed, we are actively reviewing strategic alternatives for our Architectural segment, including a potential sale of some or all of the business. There can be no assurance that a potential transaction will be

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

consummated or on what terms. If a transaction is consummated, depending on the sale price, we could incur an impairment charge related to the book value of the segment's assets. This charge could be material.
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 59.4% and 62.3% of total accounts receivable as of October 1, 2023, and January 1, 2023, respectively. Our largest customer, The Home Depot, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of October 1, 2023, and January 1, 2023. In addition, Lowe's Companies, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of October 1, 2023. The allowance for doubtful accounts balance was $2.9 million and $2.5 million as of October 1, 2023, and January 1, 2023, respectively.
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
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	October 1, 2023	January 1, 2023
Raw materials	$241,455	$320,553
Finished goods	138,129	95,005
Provision for obsolete or aged inventory	(15,403)	(8,730)
Inventories, net	$364,181	$406,828
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	October 1, 2023	January 1, 2023
Accrued payroll	$70,059	$69,224
Accrued rebates	54,976	50,200
Current portion of operating lease liabilities	27,554	24,372
Accrued interest	9,477	16,480
Other accruals	51,854	62,770
Total accrued expenses	$213,920	$223,046

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	October 1, 2023	January 1, 2023
Senior unsecured notes, interest rate of 3.50%, due 2030	$375,000	$375,000
Senior unsecured notes, interest rate of 5.375%, due 2028	500,000	500,000
Term Loan Facility, interest rate of SOFR plus 2.25%, due 2027	231,250	—
Debt issuance costs	(10,540)	(8,884)
Total debt (including current portion)	1,095,710	866,116
Less: debt due within one year	(37,500)	—
Total long-term debt (excluding current portion)	$1,058,210	$866,116
Interest expense related to our consolidated indebtedness under our senior unsecured notes, Term Loan Facility and ABL Facility was $13.5 million and $43.0 million for the three and nine months ended October 1, 2023, respectively, and $10.4 million and $31.1 million for the three and nine months ended October 2, 2022, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly owned subsidiaries organized in the U.S. and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023. We received net proceeds of $246.4 million after deducting $3.6 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the Term Loan using the effective interest method.
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $276.0 million under our ABL Facility, and there were no amounts outstanding as of October 1, 2023.
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
On November 3, 2023, the Company entered into a preliminary settlement agreement with the plaintiff class that would result in the resolution of all the plaintiffs’ underlying claims and lawsuits in exchange for a payment by the Company of approximately $0.9 million. As a result, for the three and nine months ended October 1, 2023, we accrued approximately $0.9 million in selling, general and administrative expense in the condensed consolidated statement of income and comprehensive income in connection with this matter. The preliminary settlement agreement is subject to court approval. A settlement approval hearing date has not yet been set.
8. Share Based Compensation Plans
Share based compensation expense was $4.3 million and $17.4 million for the three and nine months ended October 1, 2023, respectively, and $5.6 million and $16.3 million for the three and nine months ended October 2, 2022, respectively. As of October 1, 2023, the total remaining unrecognized compensation expense related to share based compensation amounted to $31.8 million, which will be amortized over the weighted average remaining requisite service period of 1.7 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of October 1, 2023, there were 766,368 shares of common stock available for future issuance under the 2021 Equity Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described and defined in our Annual Report. As of October 1, 2023, the liability and asset relating to deferred compensation had a fair value of $8.0 million and $7.3 million, respectively. As of October 1, 2023, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total fair value of SARs vested was $0.7 million during the nine months ended October 1, 2023.

Nine Months Ended October 1, 2023	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	184,205	$2,153	$74.75	7.0
Granted	30,946		88.99
Exercised	—	—	—
Cancelled and forfeited	(4,465)		90.76
Outstanding, end of period	210,686	$3,870	$76.50	6.3

Exercisable, end of period	153,236	$3,648	$70.93	5.4
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
Restricted Stock Units
We have granted Restricted Stock Units ("RSUs") to directors and certain employees under the 2021 Equity Plan and the 2012 Plan. The RSUs confer the right to receive shares of our common stock at a specified future date or when certain conditions are met. The compensation expense for the RSUs granted is based on the fair value of the RSUs at the date of grant, which is equal to the stock price on the date of grant and is recognized over the requisite service period. The RSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted. It is assumed that all time-based RSUs will vest. We recognize forfeitures of RSUs in the period in which they occur.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended October 1, 2023	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	313,753	$92.85
Granted	212,045	89.94
Delivered	(103,072)	91.45
Withheld to cover (1)	(20,600)
Forfeited	(38,200)	91.29
Outstanding, end of period	363,926	$91.79
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
RSUs granted during the nine months ended October 1, 2023, vest at specified future dates with only service requirements. The value of RSUs granted in the nine months ended October 1, 2023, was $19.1 million and is being recognized over the weighted average requisite service period of 2.0 years. During the nine months ended October 1, 2023, 123,672 RSUs vested at a fair value of $11.3 million.
Performance-based Restricted Stock Units
We have granted certain Performance-based Restricted Stock Units ("PRSUs") under the 2021 Equity Plan and the 2012 Plan. These PRSUs are settled with payouts ranging from zero to 200% of the target award value depending on performance goal achievement. The compensation expense for the PRSUs awarded is based on the fair value of the PRSUs at the date of grant, which is equal to the stock price on the date of grant and is recognized over the requisite service period. The compensation expense for certain PRSUs is determined using the Monte Carlo simulation method. The PRSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted.

Nine Months Ended October 1, 2023	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	310,678	$90.15
Granted	92,743	104.36
Performance adjustment (1)	17,139	79.25
Delivered	(63,432)	79.25
Withheld to cover (2)	(5,224)
Forfeited	(30,376)	94.50
Outstanding, end of period	321,528	$95.58
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PRSUs granted during the nine months ended October 1, 2023, vest at specified future dates based on both performance and service requirements. The value of PRSUs granted in the nine months ended October 1, 2023, was $9.7 million and is being recognized over the weighted average requisite service period of 3.0 years. During the nine months ended October 1, 2023, 68,656 PRSUs vested at a fair value of $5.4 million.
9. Restructuring Costs
In December 2022, we began implementing a plan intended to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges which continue throughout 2023. As of October 1, 2023, we expect to incur approximately $4 million to $9 million of additional charges related to the 2022 Plan.
The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended October 1, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$1,898	$—	$2	$1,900
Total Restructuring Costs	$1,898	$—	$2	$1,900

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
Other	$(178)	$23	$14	$(141)
Total Restructuring (Benefit) Costs	$(178)	$23	$14	$(141)

	Nine Months Ended October 1, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$7,153	$863	$627	$8,643
Total Restructuring (Benefit) Costs	$7,153	$863	$627	$8,643

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
Other	$(359)	$71	$67	$(221)
Total Restructuring (Benefit) Costs	$(359)	$71	$67	$(221)

	Cumulative Amount Incurred Through October 1, 2023
(In thousands)	North American Residential	Architectural	Corporate & Other	Total
2022 Plan	$9,284	$863	$627	$10,774
Total Restructuring Costs	$9,284	$863	$627	$10,774

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2023	Severance	Closure Costs	Cash Payments	October 1, 2023
2022 Plan	$—	$5,552	$3,091	$(8,098)	$545
Total	$—	$5,552	$3,091	$(8,098)	$545
10. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.13% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized zero income tax benefit due to the exercise and delivery of share based awards during both the three and nine months ended October 1, 2023, compared to zero and $1.1 million of income tax benefit during the three and nine months ended October 2, 2022, respectively.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA were generally effective beginning January 1, 2023, and no significant impact to the consolidated financial statements resulted from their adoption as of October 1, 2023.
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

(In thousands, except share and per share information)	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income attributable to Masonite	$41,486	$57,037	$128,222	$183,134

Shares used in computing basic earnings per share	21,992,513	22,267,684	22,082,416	22,624,830
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	346,660	224,190	307,262	248,197
Shares used in computing diluted earnings per share	22,339,173	22,491,874	22,389,678	22,873,027

Basic earnings per common share attributable to Masonite	$1.89	$2.56	$5.81	$8.09
Diluted earnings per common share attributable to Masonite	$1.86	$2.54	$5.73	$8.01

Anti-dilutive instruments excluded from diluted earnings per common share	58,817	212,197	98,145	223,660
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. The Company entered into an accelerated share repurchase ("ASR") transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter of 2022 with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of common shares outstanding were reduced at the dates of physical delivery.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$553,294	$64,813	$82,558	$4,066	$704,731
Intersegment sales	(315)	(254)	(1,900)	(15)	(2,484)
Net sales to external customers	$552,979	$64,559	$80,658	$4,051	$702,247

Adjusted EBITDA	$108,999	$3,698	$5,132	$(10,593)	$107,236

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$579,908	$66,109	$82,388	$4,625	$733,030
Intersegment sales	(468)	(391)	(4,545)	—	(5,404)
Net sales to external customers	$579,440	$65,718	$77,843	$4,625	$727,626

Adjusted EBITDA	$115,092	$3,898	$(219)	$(6,849)	$111,922

	Nine Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,708,145	$194,761	$267,751	$12,502	$2,183,159
Intersegment sales	(1,158)	(498)	(11,373)	(15)	(13,044)
Net sales to external customers	$1,706,987	$194,263	$256,378	$12,487	$2,170,115

Adjusted EBITDA	$334,451	$11,540	$17,768	$(31,901)	$331,858

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,757,820	$222,120	$236,941	$15,641	$2,232,522
Intersegment sales	(2,040)	(2,081)	(12,684)	—	(16,805)
Net sales to external customers	$1,755,780	$220,039	$224,257	$15,641	$2,215,717

Adjusted EBITDA	$367,733	$24,307	$(3,039)	$(34,202)	$354,799

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income attributable to Masonite	$41,486	$57,037	$128,222	$183,134
Plus:
Depreciation	22,889	17,461	67,355	51,977
Amortization	7,452	4,256	21,915	13,164
Share based compensation expense	4,282	5,556	17,439	16,251
Loss (gain) on disposal of property, plant and equipment	1,779	155	3,319	(1,245)
Restructuring costs (benefit)	1,900	(141)	8,643	(221)
Interest expense, net	11,913	10,266	39,653	31,098
Other (income) expense, net	(1,083)	211	(1,581)	(1,604)
Income tax expense	12,041	16,376	38,074	59,502
Other items (1)	3,760	—	6,349	—
Net income attributable to non-controlling interest	817	745	2,470	2,743
Adjusted EBITDA	$107,236	$111,922	$331,858	$354,799
(1) Other items include $3,760 and $6,349 in acquisition and due diligence related costs in the three and nine months ended October 1, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Accumulated foreign currency translation losses, beginning of period	$(114,657)	$(128,070)	$(132,001)	$(96,919)
Foreign currency translation (loss) gain	(9,837)	(29,021)	7,653	(59,518)
Income tax (benefit) expense on foreign currency translation loss	(6)	(45)	4	(58)
Less: foreign currency translation (loss) gain attributable to non-controlling interest	(83)	(45)	73	596
Accumulated foreign currency translation losses, end of period	(124,417)	(157,091)	(124,417)	(157,091)

Accumulated pension and other post-retirement adjustments, beginning of period	(9,924)	(4,651)	(10,223)	(4,663)
Amortization of actuarial net losses	191	6	574	18
Income tax expense on amortization of actuarial net losses	(51)	—	(135)	—
Accumulated pension and other post-retirement adjustments	(9,784)	(4,645)	(9,784)	(4,645)

Accumulated other comprehensive loss	$(134,201)	$(161,736)	$(134,201)	$(161,736)

Other comprehensive (loss) income, net of tax	$(9,703)	$(29,060)	$8,096	$(59,558)
Less: other comprehensive (loss) income attributable to non-controlling interest	(83)	(45)	73	596
Other comprehensive (loss) income attributable to Masonite	$(9,620)	$(29,015)	$8,023	$(60,154)
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended October 1, 2023, were $9.8 million, primarily driven by the weakening of the British pound sterling, the Canadian dollar, and the Euro in comparison to the U.S. dollar during the period. Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the nine months ended October 1, 2023, were $7.7 million, primarily driven by the strengthening of the British pound sterling, the Mexican peso, and the Canadian dollar, partially offset by the weakening of the Euro in comparison to the U.S. dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022
Transactions involving cash:
Interest paid	$52,336	$40,650
Interest received	8,543	1,032
Income taxes paid	67,846	67,841
Income tax refunds	3,781	1,576
Cash paid for operating lease liabilities	28,963	24,526
Cash paid for finance lease liabilities	1,060	1,005
Non-cash transactions:
Right-of-use assets acquired under operating leases	69,301	4,694
Holdback of portion of Endura purchase payable	18,000	—
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	October 1, 2023	January 1, 2023
Cash and cash equivalents	$360,482	$296,922
Restricted cash	11,926	11,999
Total cash, cash equivalents and restricted cash	$372,408	$308,921
Property, plant and equipment additions in accounts payable were $10.2 million and $10.4 million as of October 1, 2023, and January 1, 2023, respectively.
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

	October 1, 2023		January 1, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$305,340	$371,542	$303,870	$371,136
5.375% senior unsecured notes due 2028	$465,950	$496,424	$462,495	$495,868
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Subsequent Event
Acquisition of Fleetwood
On October 19, 2023, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of Fleetwood Aluminum Products, LLC (“Fleetwood”), for $285 million in cash. The Company held back approximately $26 million from the Base Purchase Price to secure the obligations of Sellers to Buyer with respect to any purchase price adjustment and indemnification claims. The total consideration was funded with a combination of cash on hand and borrowings under the ABL facility. Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions for luxury homes. Their products include multi-slide and pocket glass patio doors, pivot and hinged glass entry doors and folding glass door wall systems, as well as accompanying premium window products. The acquisition aligns with the Doors That Do MoreTM strategy focused on bringing differentiated door systems to the residential market. The acquisition will be accounted for as a business combination, with the goodwill being non-deductible for tax purposes.
The allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The major classes of assets acquired will include trade receivables, inventories, trade payables and goodwill and intangibles. Our 2023 operating results will include the results from Fleetwood from the date of acquisition. Based on the timing of the acquisition and lack of available information, we determined it to be impracticable to disclose a preliminary purchase price allocation at this time.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three and nine months ended October 1, 2023, and October 2, 2022. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 63 manufacturing and distribution facilities in seven countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enable retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the nine months ended October 1, 2023, we generated net sales of $1,707.0 million or 78.7%, $194.3 million or 9.0% and $256.4 million or 11.8% in our North American Residential, Europe and Architectural segments, respectively.
During the third quarter, we continued to experience lower end market demand and negative impacts from macro-economic conditions such as rising interest rates and unfavorable consumer sentiment. Base volumes, excluding the acquisition of Endura on January 3, 2023, decreased in our North American Residential segment due to expected new housing softness and declines in the residential repair, renovation and remodeling channel compared to the prior year period. Net sales and Adjusted EBITDA in our Europe segment declined as compared to the third quarter of 2022 due to the aforementioned macro-economic factors, partially offset by favorable foreign exchange. Net sales growth in the Architectural segment was largely driven by increases in average unit price. The extent to which changes in interest

MASONITE INTERNATIONAL CORPORATION

rates, rising energy and fuel costs, and consumer sentiment impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
Key Factors Affecting Our Results of Operations
Product Demand
There are numerous factors that influence overall market demand for our products. Demand for new homes, home improvement products and other building construction products have a direct impact on our financial condition and results of operations. Demand for our products may be impacted by changes in global economic conditions, including inflation, deflation, interest rates, availability of capital, supply chain constraints, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Additionally, trends in residential new construction, repair, renovation and remodeling and architectural building construction may directly impact our financial performance. Accordingly, the following factors may have a direct impact on our business in the countries and regions in which our products are sold:
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
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately $403.3 million. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition is intended to accelerate our Doors That Do MoreTM strategy and maximize our growth potential.
On October 19, 2023, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of Fleetwood Aluminum Products, LLC (“Fleetwood”), for $285 million in cash. The Company held back approximately $26 million from the Base Purchase Price to secure the obligations of Sellers to Buyer with respect to any purchase price adjustment and indemnification claims. The total consideration was funded with a combination of cash on hand and borrowings under the ABL facility. Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions for luxury homes. Their products include multi-slide and pocket glass patio doors, pivot and hinged glass entry doors and folding glass door wall systems, as well as accompanying premium window products. The acquisition aligns with the Doors That Do MoreTM strategy focused on bringing differentiated door systems to the residential market.
As previously disclosed, we are actively reviewing strategic alternatives for our Architectural segment, including a potential sale of some or all of the business. There can be no assurance that a potential transaction will be consummated or on what terms. If a transaction is consummated, depending on the sale price, we could incur an impairment charge related to the book value of the segment's assets. This charge could be material.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$702,247	$727,626	$2,170,115	$2,215,717
Cost of goods sold	536,548	560,442	1,655,558	1,684,799
Gross profit	165,699	167,184	514,557	530,918
Gross profit as a % of net sales	23.6%	23.0%	23.7%	24.0%
Selling, general and administration expenses	98,625	82,690	299,076	256,266
Selling, general and administration expenses as a % of net sales	14.0%	11.4%	13.8%	11.6%
Restructuring costs (benefit)	1,900	(141)	8,643	(221)
Operating income	65,174	84,635	206,838	274,873
Interest expense, net	11,913	10,266	39,653	31,098
Other (income) expense, net	(1,083)	211	(1,581)	(1,604)
Income before income tax expense	54,344	74,158	168,766	245,379
Income tax expense	12,041	16,376	38,074	59,502
Net income	42,303	57,782	130,692	185,877
Less: net income attributable to non-controlling interests	817	745	2,470	2,743
Net income attributable to Masonite	$41,486	$57,037	$128,222	$183,134

Three Months Ended October 1, 2023, Compared with Three Months Ended October 2, 2022
Net Sales
Net sales in the three months ended October 1, 2023, were $702.2 million, a decrease of $25.4 million from $727.6 million in the three months ended October 2, 2022. Foreign exchange rate fluctuations positively impacted net sales in the third quarter of 2023 by $2.5 million. The acquisition of Endura increased net sales by $59.7 million or 8.2%. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $87.6 million or 12.0% due to changes in volume, sales of components and average unit price. Lower volumes excluding the incremental impact of acquisitions or divestitures ("base volume") decreased net sales by $93.1 million or 12.8% in the third quarter of 2023 compared to the 2022 period. Net sales of components to external customers decreased $2.6 million or 0.4% in the third quarter of 2023 compared to the 2022 period. Average unit price increased net sales in the third quarter of 2023 by $8.1 million or 1.1% compared to the 2022 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$553,294	$64,813	$82,558	$4,066	$704,731
Intersegment sales	(315)	(254)	(1,900)	(15)	(2,484)
Net sales to external customers	$552,979	$64,559	$80,658	$4,051	$702,247
Percentage of consolidated external net sales	78.7%	9.2%	11.5%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$579,908	$66,109	$82,388	$4,625	$733,030
Intersegment sales	(468)	(391)	(4,545)	—	(5,404)
Net sales to external customers	$579,440	$65,718	$77,843	$4,625	$727,626
Percentage of consolidated external net sales	79.6%	9.0%	10.7%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended October 1, 2023, were $553.0 million, a decrease of $26.4 million or 4.6% from $579.4 million in the three months ended October 2, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the third quarter of 2023 by $1.8 million. The acquisition of Endura increased net sales by $59.7 million or 10.3% in the third quarter of 2023. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $84.3 million or 14.5% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales in the third quarter of 2023 by $81.0 million or 14.0% compared to the 2022 period due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Average unit price decreased net sales in the third quarter of 2023 by $3.9 million or 0.7% compared to the 2022 period. Net sales of components to external customers were $0.6 million higher in the third quarter of 2023 compared to the 2022 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended October 1, 2023, were $64.6 million, a decrease of $1.1 million or 1.7% from $65.7 million in the three months ended October 2, 2022. Foreign exchange rate fluctuations positively impacted net sales in the third quarter of 2023 by $4.7 million. Excluding this exchange rate impact, net sales would have decreased by $5.8 million or 8.8% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $4.3 million or 6.5% in the third quarter of 2023 compared to the 2022 period due to overall economic trends in the United Kingdom. Average unit price decreased net sales in the third quarter of 2023 by $1.1 million or 1.7% compared to the 2022 period. Net sales of components to external customers were $0.4 million lower in the third quarter of 2023 compared to the 2022 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended October 1, 2023, were $80.7 million, an increase of $2.9 million or 3.7% from $77.8 million in the three months ended October 2, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the third quarter of 2023 by $0.3 million. Excluding this exchange rate impact, net sales would have increased by $3.2 million or 4.1% due to changes in average unit price, volume and sales of components. Average unit price increased net sales in the third quarter of 2023 by $14.0 million or 18.0% compared to the 2022 period. Lower base volume decreased net sales in the third quarter of 2023 by $7.8 million or 10.0% compared to the 2022 period. Net sales of components to external customers were $3.0 million lower in the third quarter of 2023 compared to the 2022 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.4% and 77.0% for the three months ended October 1, 2023, and October 2, 2022, respectively. Material cost of sales and distribution as a percentage of net sales decreased by 3.9% and 0.1%, respectively, compared to the third quarter of 2022. Overhead, direct labor and depreciation as a percentage of net sales increased by 2.0%, 0.8% and 0.6%, respectively, compared to the 2022 period. The decrease in material cost of sales as a percentage of net sales was driven by lower inbound freight, tariff reductions and material cost savings projects. Distribution as a percentage of net sales remained relatively flat as compared to the 2022 period. Overhead as a percentage of net sales increased due to increased factory costs and wage inflation as compared to the 2022 period. Direct labor as a percentage of net sales increased due to higher manufacturing wage and benefit inflation.

MASONITE INTERNATIONAL CORPORATION

The increase in depreciation as a percentage of net sales was driven by the acquisition of Endura fixed assets as compared to the 2022 period.
Selling, General and Administration Expenses
In the three months ended October 1, 2023, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 14.0%, as compared to 11.4% in the three months ended October 2, 2022, an increase of 260 basis points.
SG&A expenses in the three months ended October 1, 2023, were $98.6 million, an increase of $15.9 million from $82.7 million in the three months ended October 2, 2022. The overall increase was driven by incremental SG&A from the acquisition of Endura of $8.7 million; a $3.8 million increase in acquisition and due diligence related costs; a $1.9 million increase in non-cash items including loss (gain) on disposal of property, plant and equipment, deferred compensation, depreciation and amortization, and share based compensation; a $1.6 million increase in professional and other fees to support growth; and a $0.5 million of unfavorable foreign exchange impacts. These increases were partially offset by a $0.6 million decrease in personnel costs.
Restructuring Costs (Benefit)
Restructuring costs (benefit) in the three months ended October 1, 2023, was $1.9 million of costs, compared to minimal benefit in the three months ended October 2, 2022. Restructuring costs in the current year period related primarily to the 2022 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended October 1, 2023, was $11.9 million, compared to $10.3 million in the three months ended October 2, 2022. The increase in interest expense, net, is primarily due to the incremental borrowings under the Term Loan Facility related to the Endura acquisition.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended October 1, 2023, was $1.1 million of income, compared to $0.2 million of expense in the three months ended October 2, 2022. The change in other (income) expense, net is primarily due to a change in the fair value of plan assets in the deferred compensation rabbi trust and a change in hedging gains and losses, partially offset by a change in unrealized gains and losses on foreign currency remeasurements, the absence of pension expense and a change in our portion of the net gains and losses related to our non-majority owned unconsolidated subsidiaries that are recognized under the equity method of accounting.
Income Tax Expense
Income tax expense in the three months ended October 1, 2023, was $12.0 million, compared to $16.4 million in the three months ended October 2, 2022. The decrease in income tax expense is primarily due to the mix of income and losses within the tax jurisdictions in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Three Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$108,999	$3,698	$5,132	$(10,593)	$107,236
Adjusted EBITDA as a percentage of segment net sales	19.7%	5.7%	6.4%		15.3%

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$115,092	$3,898	$(219)	$(6,849)	$111,922
Adjusted EBITDA as a percentage of segment net sales	19.9%	5.9%	(0.3)%		15.4%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$87,508	$(2,305)	$1,718	$(45,435)	$41,486
Plus:
Depreciation	13,936	2,692	3,002	3,259	22,889
Amortization	3,353	3,062	367	670	7,452
Share based compensation expense	—	—	—	4,282	4,282
Loss on disposal of property, plant and equipment	1,723	6	50	—	1,779
Restructuring costs	1,898	—	—	2	1,900
Interest expense, net	—	—	—	11,913	11,913
Other expense (income), net	40	243	—	(1,366)	(1,083)
Income tax expense	—	—	—	12,041	12,041
Other items (1)	—	—	(5)	3,765	3,760
Net income attributable to non-controlling interest	541	—	—	276	817
Adjusted EBITDA	$108,999	$3,698	$5,132	$(10,593)	$107,236
(1) Other items include $3,760 in acquisition and due diligence related costs in the three months ended October 1, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$103,589	$(1,116)	$(3,486)	$(41,950)	$57,037
Plus:
Depreciation	10,443	2,127	2,959	1,932	17,461
Amortization	442	2,985	278	551	4,256
Share based compensation expense	—	—	—	5,556	5,556
Loss on disposal of property, plant and equipment	136	—	7	12	155
Restructuring (benefit) costs	(178)	—	23	14	(141)
Interest expense, net	—	—	—	10,266	10,266
Other (income) expense, net	—	(98)	—	309	211
Income tax expense	—	—	—	16,376	16,376
Net income attributable to non-controlling interest	660	—	—	85	745
Adjusted EBITDA	$115,092	$3,898	$(219)	$(6,849)	$111,922
Adjusted EBITDA in our North American Residential segment was $109.0 million in the three months ended October 1, 2023, a decrease of $6.1 million, or 5.3%, from $115.1 million in the three months ended October 2, 2022. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $23.5 million and $21.9 million in the third quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $3.7 million in the three months ended October 1, 2023, a decrease of $0.2 million, or 5.1%, from $3.9 million in the three months ended October 2, 2022. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.8 million and $1.7 million in the third quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $5.1 million in the three months ended October 1, 2023, an increase of $5.4 million, or 2,443.4%, from a loss of $0.2 million in the three months ended October 2, 2022. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.4 million and $2.9 million in the third quarter of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Nine Months Ended October 1, 2023, Compared with Nine Months Ended October 2, 2022
Net Sales
Net sales in the nine months ended October 1, 2023, were $2,170.1 million, a decrease of $45.6 million or 2.1% from $2,215.7 million in the nine months ended October 2, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2023 by $12.5 million. The acquisition of Endura increased net sales by $178.9 million or 8.1%. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $212.0 million or 9.6% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales by $328.1 million or 14.8% in the first nine months of 2023 compared to the same period in 2022. Net sales of components to external customers decreased $13.2 million or 0.6% in the first nine months of 2023 compared to the same period in 2022. Average unit price increased net sales in the first nine months of 2023 by $129.3 million or 5.8% compared to the same period in 2022.

MASONITE INTERNATIONAL CORPORATION

Net Sales and Percentage of Net Sales by Reportable Segment

	Nine Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,708,145	$194,761	$267,751	$12,502	$2,183,159
Intersegment sales	(1,158)	(498)	(11,373)	(15)	(13,044)
Net sales to external customers	$1,706,987	$194,263	$256,378	$12,487	$2,170,115
Percentage of consolidated external net sales	78.7%	9.0%	11.8%

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,757,820	$222,120	$236,941	$15,641	$2,232,522
Intersegment sales	(2,040)	(2,081)	(12,684)	—	(16,805)
Net sales to external customers	$1,755,780	$220,039	$224,257	$15,641	$2,215,717
Percentage of consolidated external net sales	79.2%	9.9%	10.1%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the nine months ended October 1, 2023, were $1,707.0 million, a decrease of $48.8 million or 2.8% from $1,755.8 million in the nine months ended October 2, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2023 by $9.2 million. The acquisition of Endura increased net sales by $178.9 million or 10.2% in the first nine months of 2023. Excluding the impact of foreign currency and our 2023 acquisition of Endura, net sales would have decreased by $218.5 million or 12.4% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $293.4 million or 16.7% in the first nine months of 2023 compared to the same period in 2022 due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Average unit price increased net sales in the first nine months of 2023 by $74.0 million or 4.2% compared to the 2022 period. Net sales of components to external customers were $0.9 million higher in the first nine months of 2023 compared to the same period in 2022.
Europe
Net sales to external customers from facilities in the Europe segment in the nine months ended October 1, 2023, were $194.3 million, a decrease of $25.7 million or 11.7% from $220.0 million in the nine months ended October 2, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2023 by $1.6 million. Excluding this exchange rate impact, net sales would have decreased by $24.1 million or 11.0% due to changes in volume, sales of components and average unit price. Lower base volume decreased net sales in the first nine months of 2023 by $23.7 million or 10.8% compared to the same period in 2022 due to overall economic trends in the United Kingdom. Net sales of components to external customers were $2.6 million lower in the first nine months of 2023 compared to the same period in 2022. Average unit price increased net sales in the first nine months of 2023 by $2.2 million or 1.0% compared to the 2022 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the nine months ended October 1, 2023, were $256.4 million, an increase of $32.1 million or 14.3% from $224.3 million in the nine months ended October 2, 2022. Foreign exchange rate fluctuations negatively impacted net sales in the first nine months of 2023 by $1.6 million. Excluding this exchange rate impact, net sales would have increased by $33.7 million or 15.0% due to changes in average unit price, volume and sales of components. Average unit price increased net sales in the first nine months of 2023 by $52.0 million or 23.2% compared to the 2022 period. Lower base volume decreased net sales in the

MASONITE INTERNATIONAL CORPORATION

first nine months of 2023 by $11.0 million or 4.9% compared to the 2022 period. Net sales of components to external customers were $7.3 million lower in the first nine months of 2023 compared to the same period in 2022.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 76.3% and 76.0% for the nine months ended October 1, 2023, and October 2, 2022, respectively. Overhead, depreciation and direct labor as a percentage of net sales increased by 2.0%, 0.5% and 0.5%, respectively, compared to the 2022 period. Material cost of sales and distribution as a percentage of net sales decreased by 2.4% and 0.3%, respectively, compared to the 2022 period. Overhead as a percentage of net sales increased due to lower volumes, wage inflation and higher factory costs as compared to the 2022 period. The increase in depreciation as a percentage of net sales was driven by the acquisition of Endura fixed assets as compared to the first nine months of 2022. Direct labor as a percentage of net sales increased due to manufacturing wage and benefit inflation and increased factory costs. The decrease in material cost of sales as a percentage of net sales was driven by higher average unit prices, lower inbound freight and material cost savings projects, partially offset by commodity inflation. Distribution as a percentage of net sales decreased due to higher average unit prices and lower outbound freight, partially offset by lower volumes.
Selling, General and Administration Expenses
In the nine months ended October 1, 2023, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 13.8% compared to 11.6% in the nine months ended October 2, 2022, an increase of 220 basis points.
SG&A expenses in the nine months ended October 1, 2023, were $299.1 million, an increase of $42.8 million from $256.3 million in the nine months ended October 2, 2022. The overall increase was driven by incremental SG&A from the acquisition of Endura of $27.7 million; a $10.0 million increase in non-cash items including (gain) loss on disposal of property, plant and equipment, deferred compensation, depreciation and amortization, and share based compensation; a $6.4 million increase in acquisition and due diligence related costs; and a $5.0 million increase in professional and other fees to support growth. These increases were partially offset by a $5.7 million decrease in personnel costs primarily driven by savings from our 2022 Plan and lower incentive compensation along with favorable foreign exchange impacts of $0.6 million.
Restructuring Costs (Benefit)
Restructuring costs (benefit) in the nine months ended October 1, 2023, were $8.6 million of costs, compared to minimal benefit in the nine months ended October 2, 2022. Restructuring costs in the current year period relate primarily to the 2022 Plan.
Interest Expense, Net
Interest expense, net, in the nine months ended October 1, 2023, was $39.7 million, compared to $31.1 million in the nine months ended October 2, 2022. The increase in interest expense, net, is primarily due to the incremental borrowings under the Term Loan Facility and ABL Facility related to the Endura acquisition.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses. Other (income) expense, net, was $1.6 million of income in each of the nine months ended October 1, 2023 and October 2, 2022.
Income Tax Expense
Income tax expense in the nine months ended October 1, 2023, was $38.1 million, compared to $59.5 million in the nine months ended October 2, 2022. The decrease in income tax expense is primarily due to the mix of income and losses within the tax jurisdictions in which we operate.

MASONITE INTERNATIONAL CORPORATION

Segment Information

	Nine Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$334,451	$11,540	$17,768	$(31,901)	$331,858
Adjusted EBITDA as a percentage of segment net sales	19.6%	5.9%	6.9%		15.3%

	Nine Months Ended October 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$367,733	$24,307	$(3,039)	$(34,202)	$354,799
Adjusted EBITDA as a percentage of segment net sales	20.9%	11.0%	(1.4)%		16.0%
The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Nine Months Ended October 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$270,820	$(5,332)	$6,779	$(144,045)	$128,222
Plus:
Depreciation	41,472	7,307	8,959	9,617	67,355
Amortization	10,407	8,781	840	1,887	21,915
Share based compensation expense	—	—	—	17,439	17,439
Loss on disposal of property, plant and equipment	2,782	61	327	149	3,319
Restructuring costs	7,153	—	863	627	8,643
Interest expense, net	—	—	—	39,653	39,653
Other expense (income), net	13	723	—	(2,317)	(1,581)
Income tax expense	—	—	—	38,074	38,074
Other items (1)	—	—	—	6,349	6,349
Net income attributable to non-controlling interest	1,804	—	—	666	2,470
Adjusted EBITDA	$334,451	$11,540	$17,768	$(31,901)	$331,858
(1) Other items include $6,349 in acquisition and due diligence related costs in the nine months ended October 1, 2023, and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.

MASONITE INTERNATIONAL CORPORATION

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
Adjusted EBITDA in our North American Residential segment was $334.5 million in the nine months ended October 1, 2023, a decrease of $33.2 million, or 9.0%, from $367.7 million in the nine months ended October 2, 2022. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $69.0 million and $66.1 million in the first nine months of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $11.5 million in the nine months ended October 1, 2023, a decrease of $12.8 million, or 52.5%, from $24.3 million in the nine months ended October 2, 2022. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $5.3 million and $5.1 million in the first nine months of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $17.8 million of earnings in the nine months ended October 1, 2023, an increase of $20.8 million, or 683.3%, from a loss of $3.0 million in the nine months ended October 2, 2022. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $7.7 million and $8.6 million in the first nine months of 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility and an accounts receivable sales program with a third party ("AR Sales Program"), as well as our existing cash balance. Our anticipated uses of cash in the near term include, working capital needs, capital expenditures for critical maintenance, safety and regulatory projects and share repurchases. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance. As of October 1, 2023, we do not have any material commitments for capital expenditures.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program and our ABL Facility, along with our ability to access the capital markets, will provide adequate liquidity for the foreseeable future. As of October 1, 2023, we had $360.5 million of cash and cash equivalents, $276.0 million of availability under our ABL Facility and $26.9 million of availability under our AR Sales Program.

MASONITE INTERNATIONAL CORPORATION

Cash Flows
Cash provided by operating activities was $310.4 million during the nine months ended October 1, 2023, compared to $82.9 million in the nine months ended October 2, 2022. This $227.5 million increase in cash provided by operating activities was due to $261.9 million in cash provided by working capital and other assets and liabilities, partially offset by a $34.4 million decrease in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first nine months of 2023 compared to the same period in 2022.
Cash used in investing activities was $432.9 million during the nine months ended October 1, 2023, compared to $61.5 million in the nine months ended October 2, 2022. This $371.4 million increase in cash used in investing activities was primarily driven by a $352.9 million increase in cash used in the acquisition of Endura (net of cash acquired), a $20.4 million increase in cash additions to property, plant and equipment, the absence of $6.3 million of proceeds from the sale of property, plant and equipment, and a $3.8 million increase in cash used in other investing activities, partially offset by $12.0 million of proceeds from repayment of a note receivable in the first nine months of 2023 compared to the same period in 2022.
Cash provided by financing activities was $184.0 million during the nine months ended October 1, 2023, compared to $145.8 million of cash used in financing activities during the nine months ended October 2, 2022. This $329.8 million increase in cash provided by financing activities was driven by a $227.6 million increase in cash provided by debt-related transactions, a $100.9 million decrease in cash used for repurchases of common shares, a $1.0 million decrease in cash used for tax withholding on share based awards and a $0.3 million decrease in distributions to non-controlling interests in the first nine months of 2023 compared to the same period in 2022.
Share Repurchases
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. The Company entered into an accelerated share repurchase ("ASR") transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter of 2022 with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of common shares outstanding were reduced at the dates of physical delivery. During the nine months ended October 1, 2023, we repurchased 433,997 of our common shares in the open market at an aggregate cost of $39.1 million as part of the share repurchase programs. During the nine months ended October 2, 2022, we repurchased and retired 1,556,008 of our common shares in the open market at an aggregate cost of $140.0 million as part of the share repurchase programs and ASR. As of October 1, 2023, there was $207.8 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of October 1, 2023, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of October 1, 2023. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of October 1, 2023. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly-owned subsidiaries organized in the United States and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration paid in connection with the consummation of the Endura acquisition on January 3, 2023. We received net proceeds of $246.4 million after deducting $3.6 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the loan using the effective interest method.
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.

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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of October 1, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $276.0 million under our ABL Facility, and there were no amounts outstanding as of October 1, 2023.
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
None.
(b) Use of Proceeds.
Not applicable.
(c) Repurchases of Our Equity Securities.
During the three months ended October 1, 2023, we repurchased 106,329 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 3, 2023 through July 30, 2023	—	$—	—	$217,771,210
July 31, 2023 through August 27, 2023	—	—	—	217,771,210
August 28, 2023 through October 1, 2023	106,329	94.05	106,329	207,771,240
Total	106,329	$94.05	106,329
The Company's Board of Directors has approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. As of October 1, 2023, $207.8 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans
During the three months ended October 1, 2023, no director or Section 16 officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements in each case, as defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
2.1†
Securities Purchase Agreement, dated as of November 2, 2022, by and among Masonite, Endura, Endura Stockholders, Endura Warrant Holders and Endura’s equityholders’ representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on November 3, 2022)

2.2†
Securities Purchase Agreement, dated as of October 19, 2023, by and among Masonite Corporation, Fleetwood Aluminum Products, LLC, the sellers listed on Schedule I of the agreement, and Gary Gumbleton, as the sellers' representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No.011-11796) filed with the Securities and Exchange Commission on October 19, 2023)

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
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended October 1, 2023, and October 2, 2022; (ii) the Registrant's Condensed Consolidated Balance Sheets as of October 1, 2023, and January 1, 2023; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 1, 2023, and October 2, 2022; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2023, and October 2, 2022; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Denotes management contract or compensatory plan.
†	Schedules and certain exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	November 8, 2023	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2023	By	/s/ Catherine A. Shellabarger
Catherine A. Shellabarger
Vice President, Chief Accounting Officer
(Principal Accounting Officer)