Form 10-K
period 2023-12-31
MASONITE INTERNATIONAL CORP
filed 2024-02-29
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 2, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange on July 2, 2023, was $2.2 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒ No ☐
The registrant had outstanding 21,932,452 shares of Common Stock, no par value, as of February 27, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual General Meeting of Shareholders ("2024 Proxy Statement") are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. The 2024 Proxy Statement or an amendment to this Form 10-K ("Form 10-K Amendment") will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

MASONITE INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2023

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
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:
•restrictions during the pendency of the Acquisition (as defined herein) that may impact our ability to pursue certain business opportunities or strategic transactions;
•risks related to diverting management’s attention from ongoing business operations and disrupting our relationships with third-parties and employees during the pendency of the Acquisition;
•the risk that the Acquisition may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock;
•the outcome of any legal proceedings that may be instituted against us related to the Arrangement Agreement (as defined herein) or the Acquisition;
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
•our ability to successfully consummate and integrate mergers and acquisitions;
•our inability to remediate an identified material weakness on a timely basis;
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
•the continuous operation of our current information technology and enterprise resource planning ("ERP") systems, implementation of new ERPs and management of potential cyber security threats and attacks and data privacy requirements;
•political, economic and other risks that arise from operating a multinational business;
•retention of key management personnel;
ii

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
Item 1. Business
Our Company
We are a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door solutions for the residential and non-residential building construction markets' new construction and repair, renovation and remodeling sectors. Masonite was founded in 1925 in Laurel, Mississippi, by William H. Mason, to utilize vastly available quantities of sawmill waste to manufacture a usable product. Since then, we have provided our customers with innovative products and superior service at compelling values.
We believe we hold either the number one or two market position in the seven product categories we target in North America: interior molded residential doors; interior stile and rail residential doors; exterior fiberglass residential doors; exterior steel residential doors; interior architectural wood doors; wood veneers; and door core. To serve our customers, we operate 64 manufacturing and distribution facilities strategically located in seven countries in North America, Europe, South America and Asia.
The Acquisition
On February 8, 2024, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Owens Corning (“Owens Corning”), a Delaware corporation, and MT Acquisition Co ULC (“Purchaser”), a British Columbia unlimited liability company and a wholly owned subsidiary of Owens Corning. Subject to the terms and conditions of the Arrangement Agreement, Owens Corning, through Purchaser, agreed to acquire the Company for $133.00 per issued and outstanding share of our common stock, no par value (the “Shares”), in an all-cash transaction. Pursuant to the Arrangement Agreement, following implementation of a court-approved plan of arrangement under the Business Corporations Act (British Columbia), the Company will be a wholly owned subsidiary of Owens Corning (the “Acquisition”). As a result of the Acquisition, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Arrangement Agreement and the effective time of the Acquisition (the “Effective Time”). We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
If the Arrangement Agreement is terminated under certain specified circumstances, we or Owens Corning will be required to pay a termination fee. We will be required to pay Owens Corning a termination fee of $75.0 million under specified circumstances, including (a) termination of the Arrangement Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement) prior to us receiving stockholder approval of the Acquisition, (b) termination by Owens Corning upon an Adverse Recommendation Change (as defined in the Arrangement Agreement), or (c) termination in certain circumstances by either Owens Corning or us upon failure to obtain Masonite Shareholder Approval (as defined in the Arrangement Agreement) or by Owens Corning if we breach our representations, warranties or covenants in a manner that would result in a failure of an applicable closing condition to be satisfied and, if curable, we fail to cure such breach during specific time periods, in each case, if certain other conditions are met. Owens Corning will be required to pay us a reverse termination fee under specified circumstances, including termination of the Arrangement Agreement due to a permanent injunction arising from Competition Laws (as defined in the Arrangement Agreement) when we are not then in material breach of any provision of the Arrangement Agreement and if certain other conditions are met, in an amount equal to $150.0 million. The consummation of the Acquisition remains subject to customary closing conditions, including satisfaction of certain regulatory approvals, approval by our stockholders and other customary closing conditions. The Acquisition is currently expected to close by mid-2024.
For additional information related to the Acquisition, please refer to the preliminary proxy statement to be filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about the Company and the Acquisition.

Our Reportable Segments
The Company has a vertically integrated business model with three reportable segments: North American Residential, Europe and Architectural.
North American Residential. Our North American Residential segment focuses on delivering high-quality interior doors made from wood and recycled wood fibers, durable exterior doors in various designs, materials and sizes and high-quality components to customers primarily in the United States and Canada. With an extensive product portfolio and a well-established presence in the industry, we serve the diverse needs of residential repair, remodel and new construction markets. Residential doors are primarily sold through wholesale and retail distribution channels ensuring that we reach and service a broad spectrum of customers. In the wholesale channel, we sell directly to homebuilders, contractors, lumberyards, dealers and building products retailers in one or two steps. One-step distributors sell doors directly to homebuilders and remodeling contractors, while two-step distributors purchase doors in bulk quantities for serving local door dealers who often perform additional value-added services such as pre-hanging or pre-finishing the door in preparation for installation. The retail channel serves consumers and contractors through retail home centers, both in-store and online. As of the end of 2023, we estimate that the residential repair, renovation and remodeling end market accounted for over half of the net sales for the segment.
Europe. Our European segment offers an extensive portfolio of both recycled wood fiber interior doors and energy-efficient, durable composite exterior doors. Serving customers primarily in the United Kingdom, interior product sales are roughly split between interior and exterior products. Our distribution channels include wholesaler and retail outlets similar to our North American residential strategy, as well as sale of pre-hung interior doors to large housebuilders and sale of pre-finished exterior door systems direct to renovation contractors. Additionally, our Ireland manufacturing facility supplies door facings to Western Europe, contributing to our strong presence and commitment to sustainable building solutions.
Architectural. Our Architectural segment specializes in crafting precision wood interior doors for non-residential building applications. Serving a variety of sectors, including hospitality, healthcare, education and mixed-use facilities, we provide high quality door solutions that comply with diverse needs such as acoustical control, fire rated applications and attack-resistant options. Architectural doors are primarily sold through specialized one-step wholesale distribution channels where distributors sell to general contractors and end-use clients.
In the fiscal year ended December 31, 2023, we sold approximately 26 million doors to approximately 6,600 customers globally. Our fiscal year 2023 net sales by segment and estimated global net sales of doors by end market, geographies and products are set forth below:

Business Segments	End Markets

Geographies	Products

See Note 17 to our consolidated financial statements in this Annual Report for additional information about our segments.
Our Strategy
The Doors That Do MoreTM strategy is our plan for achieving sustainable growth and value creation that benefits our stakeholders, and is centered on in three pillars: (1) Drive Product Leadership, (2) Win the Sale and (3) Deliver Reliable Supply.
Drive Product Leadership. Drive Product Leadership emphasizes developing differentiated and innovative door solutions that solve life and living problems. We continually strive to push the boundaries of creativity, employing innovative technology, market insights and customer feedback to design products that enhance the quality of life within the home environment. We strive to provide products and solutions that meet growing homeowner needs for privacy, security, comfort, connectivity, light and style.
Win the Sale. Win the Sale focuses on creating and capturing end-market demand by building our brand through meaningful engagement with homeowners, builders and remodelers and working with our channel partners to identify mutually beneficial growth opportunities. Investing in our channel relationships has always been our priority and our strong partnerships are a primary reason we are a market leader today.
Deliver Reliable Supply. Deliver Reliable Supply is our commitment to be the best supplier in the industry by consistently providing high-quality products and exceptional services for our customers and partners. This pillar is important to supporting our brand and value proposition for our customers, and is achieved by leveraging our large and vertically integrated manufacturing network and our Mvantage operating system.
To enhance our Doors That Do MoreTM strategy, we may pursue targeted acquisitions in adjacent product categories to expand our portfolio of innovative product offerings and unlock the value of fully integrated door systems. In 2023, we acquired EPI Holdings, Inc. (“Endura”) and Fleetwood Aluminum Products, LLC (“Fleetwood”). Endura is a leading innovator and manufacturer of high-performance door frames and door system components including engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors.
Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions including multi-slide and pocket glass patio doors, pivot and hinged glass entry doors and folding glass door wall systems for luxury homes.

Our Products
Our focus on consumer-driven innovation led us to think broadly about the entire door system and the value it can bring when integrated. We believe that designing differentiated value-added door systems that solve life and living problems can drive growth in any housing cycle. Recognizing human needs for privacy, security, comfort, connectivity, light and style, we provide an extensive product assortment offering good, better, and best options.
This focus, combined with Masonite’s business relationships in the industry, led to the development of award-winning products such as the M-PwrTM Smart Door and the Masonite Performance Door System. Masonite’s M-PwrTM Smart Doors are the first residential exterior doors to integrate power, light, a video doorbell and a smart lock into the door system. We employ patent-pending, Underwriters Laboratories (“UL”) certified technology to connect residential front doors to a home’s electrical system and wireless internet network. The Masonite Performance Door System features the company’s industry-leading 4-Point Performance Seal, which includes Premium Square Edge Fiberglass Doors, Endura’s Z-Articulating Cap SillTM, PE650 Weatherstripping, Simple Solution® Corner Pads and FrameSaver® rot-proof door frame. The addition of Fleetwood enables us to offer an expansive range of products to the high-end market. Fleetwood’s innovative product lines include the EDGE Collection, the Gen4 Series and the 3-Series. These luxurious, best-in-class doors and windows are complemented by high-quality components and hardware such as the Arche-Duct sub-floor draining system and the patented Archetype Locking and Rolling system.
Components
In addition to residential and non-residential doors, we also sell several crucial door components to the building materials industry. Within the residential door market, we provide sills, frames, astragals, locking systems, molded interior door facings, agri-fiber and particleboard door cores, and wood cut stock components. Within the non-residential door market, we are a supplier of mineral and particleboard door cores and veneer door facings.
Molded door facings are thin sheets of molded hardboard produced by grinding or defibrating wood chips, adding resin and other ingredients to create a thick mat of wood fibers, which is then pressed between steel die plates to form a molded sheet. Surfaces may be smooth or contain a wood grain pattern. Following pressing, molded door facings are trimmed, primed and shipped to door manufacturing plants where they are mounted on frames to produce molded doors.
Door framing materials, commonly called cut stock, are wood or MDF components that constitute the frame on which interior and exterior door facings are attached. Door cores are pressed fiber mats of refined wood chips or agri-fiber used to construct solid core doors. For doors that must achieve a fire rating higher than 45 minutes or longer, the door core typically consists of an inert mineral core or similar compounds.
Interior Doors
Designed for versatility and durability, our molded panel doors are available with either a hollow or solid core. Assembled with two molded door facing panels around a wood or MDF frame, these doors are used in closets, bedrooms, bathrooms and hallways. Our solid core interior doors are crafted to provide more sound dampening material to enhance comfort and privacy within living spaces. Our molded panel product line is subdivided into several distinct product groups: our Classic Molded Panel series is a combination of classic styling and durable construction in a variety of styles preferred by our customers when price sensitivity is a factor in product selection; the West EndTM Collection introduces modern linear designs to the molded panel interior door category; the Heritage® Series features recessed, flat panels and sharp, Shaker-style profiles which integrate into transitional styles found in many homes today; and the Livingston lines features versatile and timeless design for any style of home. Our doors can be upgraded to our environmentally friendly EmeraldTM door construction, which enables homeowners, builders and architects to meet specific product requirements and "green" specifications to attain Leadership in Energy and Environmental Design ("LEED") certification.
Our flush interior doors, available with either a hollow or solid core, are crafted by assembling two plywood facings, MDF, composite wood or hardboard over a wood or MDF frame. Our flush door range offers solutions for every preference, from base residential flush doors made of unfinished composite wood to high-end wood veneer doors.
Exterior Doors
Our exterior doors are made primarily of steel, fiberglass or composite materials. Fiberglass doors, recognized for their premier quality, feature an assembly of two fiberglass facings encompassing a sturdy wood frame. Innovative design, coupled with polyurethane insulation, ensures resilience against varying temperatures and the elements. We introduce light and style into living spaces with our VistaGrande flush-glazed fiberglass doors, seamlessly integrating aesthetics and functionality. Featuring glass inserts, these doors add an elegant touch to any entryway or interior space.
In the United Kingdom, Door-StopTM branded composite doors are manufactured into pre-hung door sets, while our Solidor® exterior doors are assembled around a solid timber core that provides enhanced security. Both product lines offer the benefits of durable materials that require minimal maintenance, and numerous designs and color choices. Innovative consumer marketing has led Solidor® to become one of the United Kingdom's most recognized manufacturers and suppliers of composite doors.
Stile and rail doors are made from wood or MDF with individual panels that have been cut, milled, veneered and assembled from various species of lumber, such as clear pine, knotty pine, oak and cherry. Within our stile and rail line, glass panels can be inserted to create what is commonly referred to as a French door, and we offer several glass designs for use in this purpose. Stile and rail doors are used as entry doors for exterior purposes, often including decorative glass inserts.
Steel doors are exterior doors made by assembling two interlocking, flat or paneled steel facings or by attaching two steel facings to a wood or steel frame and injecting the core with polyurethane insulation. With our functional Utility Steel series, the design-centric High Definition family and the pre-finished Sta-Tru® HD, we offer customers the freedom to select the right combination of design, protection and compliance required for any paint-grade exterior door application. In addition, our product offering is significantly increased through our variety of compatible clear or decorative glass designs.
Architectural Doors
Architectural doors are typically highly specified products designed, constructed and rigorously tested to ensure that regulatory standards, such as fire codes and environmental certifications, such as Forest Stewardship Council are met. These doors are sold into institutional (schools, healthcare and government) and commercial (hotels, offices and retail) end markets that often require doors that provide fire safety, security, acoustic comfort and sustainability. Our architectural portfolio is represented by two series, AspiroTM and CenduraTM, comprised of stile and rail, flush wood veneer and painted and laminate doors. The AspiroTM series offers premium, custom aesthetic with high-performance options in acoustic, fire-rated, lead-lined, attack- and bullet-resistant and sustainability categories. The CenduraTM series balances performance and value and is available with our standard aesthetic options with acoustic and fire-rated options. Our portfolio allows us to provide a wide range of solutions to cover the varied needs of commercial and institutional end markets.
Research and Development
We are a global leader in the innovation and development of complete door solutions and the manufacturing processes involved in making such products. As part of the Doors That Do MoreTM strategy, we increased our investment in research and development with a significant focus on developing new, differentiated products, such as our M-PwrTM Smart Doors and Masonite Performance Door Systems, as well as processes and material improvements to enhance quality. We believe that research and development is a competitive advantage for us, and we intend to capitalize on our leadership in this area. Over the last several years, we have built technical and process competencies at the Masonite Innovation Center, our research and development center in West Chicago, IL, which we believe is the largest facility of its kind in the industry. Our end-user experience, research and development and engineering capabilities enable us to organically curate innovative ideas, methodically validate commercial and technical viability, and use cross-functional teams to launch new product concepts and manufacturing processes. The result of this rigorous approach enables us to launch new, proprietary solutions, enhance the manufacturing efficiency and quality of our products and reduce operational costs.
Intellectual Property
We protect the intellectual property that we develop through, among other things, filing for patents in the United States and various foreign countries. In the United States, we currently have 324 design patents and design patent applications and 249 utility patents and patent applications. We currently have 307 foreign design patents and patent applications and 229 foreign utility patents and patent applications. Our United States utility patents are generally applicable for 20 years from the earliest filing date, our United States design patents for 15 years and our United States registered trademarks and tradenames are generally applicable for 10 years and are renewable. Our foreign patents and trademarks have terms as set by the particular country, although trademarks generally are renewable.
Raw Materials
While Masonite is vertically integrated, we require a regular supply of raw materials, such as wood chips, some cut stock components, various composites, steel, glass, aluminum, paint, stain and primer as well as petroleum-based products such as binders, resins and plastic injection frames to manufacture and assemble our products. In 2023, our materials cost accounted for approximately 49% of the total cost of the finished product, from which more than half of the material supply comes from the United States. Wood chips, logs, resins, binders and other additives utilized in manufacturing interior molded facings, exterior fiberglass door facings and door cores are purchased from global, regional and local suppliers, considering the relative freight cost of these materials. Internal framing components, MDF, cut stock and internal door cores are manufactured internally at our facilities and supplemented by suppliers worldwide. We utilize a network of suppliers based in North America, Europe, South America and Asia to purchase other components, including MDF, plywood and hardboard facings, door jambs and frames, glass frames and inserts, and steel coils for the stamping of steel door facings.
Manufacturing Process
As a vertically integrated door manufacturer, we exercise control over every stage of the production process, from initial design and development to the assembly of finished products. Our components plants supply high-quality door facings, door frames and hardware components such as rails, cores and sills to our manufacturing operations. The interior door assembly facilities combine the components to produce a standard hollow or Masonite solid core door. The exterior door facilities assemble steel or fiberglass doors by injecting insulating foam into the facings produced by the component plants. At our door fabrication facilities, final attributes such as painting and framing are added to the door before packaging the doors for delivery.
Our commitment to operational excellence is deeply embedded in our manufacturing process, designed to ensure a reliable supply of high-quality products and exceptional service. The cornerstone of our operational efficiency is Mvantage, our lean operating system which systematically focuses on eliminating waste and creating operational consistency.
In recent years, our commitment to operational excellence has led us to invest in advanced manufacturing technologies and extend the deployment of the Mvantage operating system across our enterprise. This approach is particularly evident in our European facility in Stoke-on-Trent, where material flow and safety are optimized through advanced manufacturing automation. Similarly, our Fort Mill facility in North America, designed with our best Mvantage practices, incorporates the latest technology to optimize manufacturing.
The Mvantage operating system utilizes a wide array of lean management tools to support three distinct areas: Model Plant Transformation; Process Improvement Teams; and Global Standards and Training. The Model Plant Transformation Process aims to improve factory throughput and efficiency using approaches such as equipment reconfiguration for enhanced safety and material flow, inventory optimization, and the implementation and tracking of sustaining performance metrics. Our dedicated team of Process Improvement experts drives critical initiatives to identify and resolve specific areas of inefficiency, while engaging employees at all levels in Kaizen workshops to embed a culture of continuous improvement into our day-to-day operating rhythm. Our Global Standards and Training processes provide our employees with a comprehensive set of tools and operating standards used in every plant to drive a common look and feel across all Masonite facilities.
Our commitment to training extends beyond traditional Kaizen facilitator training, including Six Sigma training certifying Masonite-trained Green and Black Belts. This structured approach, ingrained in our continuous improvement culture, propels improvements in quality and productivity while maintaining an unwavering focus on reliable customer service.
We focus on making Masonite the brand that customers never substitute, aligning with their needs for style, comfort, safety and convenience. Our curated product portfolio reflects our commitment to meeting needs around the home and positions Masonite for future growth. We recognize the importance of simplifying and streamlining the research and decision-making part of the buyer’s journey. As one of North America’s largest designers, manufacturers and marketers of doors, Masonite is positioned as the go-to source for homeowners researching doors and door options.
Our sales and marketing efforts concentrate on key initiatives designed to build a strong brand preference through creative end-user purchasing experience. This targeted approach is driven by our consumer-centric research that uncovers unmet needs around the home. Our commitment involves dedicating more resources to training sales personnel and influencers, improving the in-store experience and launching a revamped Masonite.com.
The new Masonite.com features, such as the visualizer and back-end content distribution tools, are designed to make the buying process more accessible and consistent. The visualizer allows buyers to digitally render their space with a new Masonite door, instilling confidence in their choice.
As part of our cross-merchandising strategy, we market and sell our products through well-established wholesale, retail and direct distribution channels. In North America, our doors are marketed primarily under the Masonite® brand. Other North American brands include: Premdor®, Masonite Architectural®, Barrington®, Oakcraft®, Sta-Tru® HD, Vistagrande®, Flagstaff®, Hollister®, Sierra®, Fast-Frame®, Safe ’N Sound®, Livingston®, AquaSeal®, Cheyenne®, Riverside®, Fast-Fit®, Megantic®, Lemieux Doors®, Harring Doors®, FyreWerks® and Marshfield-

Algoma®, Fleetwood® and EDGE. In Europe, doors are marketed under the Masonite®, Premdor®, Premdor Speed Set®, Door-Stop International®, National Hickman®, Defining Spaces®, Solidor®, Residor® and Nicedor® brands.
Our newly acquired component product lines, such as Z-Articulating Cap Sill®, ADAptive, and Ultimate Astragals,Trilennium®, Simple Solution® Corner Pads and PanoLock® are marketed primarily under the Endura Products® brand. We consider the use of trademarks and trade names to be important in the development of product awareness and for differentiating products from competitors and between customers.
In the residential market, we utilize an "All Products" merchandising strategy, providing our retail and wholesale customers access to our entire product range. Our residential wholesale sales professionals focus on down-channel initiatives to ensure our products are "pulled" through our North American wholesale distribution network.
Our North American architectural customers are serviced by a dedicated sales and marketing team, providing architects, door and hardware distributors, general contractors and project owners with a wide range of product application advice, technical specifications and applicable compliance and regulatory certifications.
Service Innovation
We leverage our marketing, sales and customer service activities to ensure our products are strategically pulled through multiple distribution channels. The back-end content distribution tools enable us to push the newest and most up-to-date content to partner websites, ensuring better access to information and consistent messaging. Our proprietary web-based tools, including Mconnect® in North America and the Solidor® and Door-Stop International websites in Europe, provide our channel customers with direct access to a wide range of information and materials, making it easier for them to sell our products.
In our Architectural business, our cloud-based door configurator, DoorBuilderTM Live, enables customers to select and order the correct door easily and intuitively. Our DoorUniversity training program also helps architects select solutions to meet their project and client goals while earning American Institute of Architects continuing education units.
Customers
During fiscal year 2023, we sold our products worldwide to approximately 6,600 customers. Investing in our channel partners has always been our priority, as we see our strong partnerships as one of the main reasons we are a market leader today. In early 2023, we implemented a new Go-To-Market strategy in North America focused on unlocking additional value for our customers and achieving strategic growth objectives. This collaborative approach allowed us to create a shared vision and set of priorities with our channel partners, develop joint business plans and partner with them to deliver best-in-class execution of everyday sales. By achieving further integration and collaboration with our channel partners, we can unlock additional opportunities to win the sale with our end customers.
Although we have many customers worldwide, our largest customer, The Home Depot, accounted for approximately 20% of our total net sales in fiscal year 2023. Due to the depth and breadth of the relationship with this customer, which operates in multiple North American geographic regions and sells a variety of our products, our management believes that this relationship is likely to continue.
Competition
The door manufacturing industry is highly competitive and includes a number of global and local participants. The primary participants in the North American residential interior door industry are Masonite and JELD-WEN, the only vertically integrated manufacturers of molded door facings. Several smaller competitors in the residential interior door industry include Steves and Sons Inc. and Lynden Door, Inc. who primarily source door facings from third-party suppliers. The primary North American residential exterior door industry participants are Masonite, JELD-WEN, Plastpro, Therma-Tru, Feather River and Steves and Sons Inc. The primary participants in the North American non-residential building construction door industry are Masonite and VT Industries, with the remainder supplied by multiple regional manufacturers. Our primary market in Europe is the United Kingdom which is similarly competitive and includes a number of global and local participants. The primary participants in the United Kingdom are our subsidiary Premdor, JELD-WEN, Vicaima and Distinction Doors. Competition in these markets is primarily based on product quality, design characteristics, brand awareness, serviceability, distribution capabilities and value. We also face competition in the other countries in which we operate.

A sizable portion of our net sales are sold to large home centers and retailers. The consolidation of our customers and our reliance on fewer larger customers has increased the competitive pressures as some of our largest customers, such as The Home Depot, perform periodic product line reviews to assess their product offerings and suppliers.
Other Corporate Information
Human Capital Resources
Our Company culture is based upon a strong set of values. Our Cultural Pillars define how we act and interact as individuals and as an organization. They reflect the environment we create where people are empowered, collaborative and focused on doing the right thing for our customers, teammates, shareholders, suppliers and communities in which we work.
Our workforce includes over 10,000 employees and contract personnel in seven different countries. This includes approximately 2,200 unionized employees, approximately 85% of whom are located in North America and with the remainder in various foreign locations. Nine of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.
Our Company’s Purpose: We Help People Walk Through WallsSM is reflected in our talent strategy that is focused on attracting and selecting exceptional talent, helping them develop and grow professionally and providing opportunities to recognize and reward their performance, in order to engage and retain our skilled, diverse and motivated workforce. We focus on the employee experience, removing barriers to inclusion, in an effort to enable our people to realize their full potential and highest performance levels. We aspire to be the employer of choice within the markets we operate and seek to grow and develop the capabilities and skills we need for the future while maintaining a robust pipeline of available talent throughout the organization.
We embrace the diversity of our employees and customers, including their unique backgrounds, experiences and talents. In 2021, we formed a corporate Diversity Council and five regional councils representing Canada, the United States, Chile, Mexico and the United Kingdom/Ireland regions. These councils are comprised of cross-functional individuals and leaders from across their respective regions who represent a broad cross section of demographics and assist in our implementation of diversity initiatives. In 2022, our diversity strategy was further enhanced by establishing affinity groups that provide employees with a place of belonging, support and allyship. At Masonite, everyone is valued and appreciated for their unique contributions to the growth and sustainability of our business. We strive to cultivate a culture that supports and enhances our ability to recruit, develop, engage and retain diverse talent at every level. We monitor engagement, partially through a voluntary turnover metric as our goal is to maintain a highly engaged team, thereby reducing voluntary turnover year over year. During fiscal year 2023, our voluntary employee turnover rate for employees in the United States, Canada and the United Kingdom was approximately 16%, a reduction of approximately 500 bps from 2022. These locations collectively make up approximately 85% of our global workforce. We also track 12-month retention rates, which have improved over time. At the end of 2023, our combined hourly employee retention rate in the United States, Canada and the United Kingdom was over 87% across all locations.
We use various methods to listen to our employees and capture their feedback. These methods include all-employee calls, focus groups, employee and manager forums, town hall meetings and company-wide employee engagement surveys. An external analytics and advisory firm conducts our annual employee engagement survey. In 2023, the employee response rate increased to our highest-ever rate of 91%, with seven facilities having a 100% response rate. Since we initially administered the survey in 2017, our mean results have increased, reaching 3.79 out of 5.00 in 2023.
In support of our Company's purpose, in 2021, we launched a quarterly grant program to provide funding to assist individuals, organizations and causes in the communities where we live and work. Our We Help People Walk Through WallsSM Community Grant Program funds the organizations our employees care about most in their local communities. The program has awarded approximately $300,000 in community grants to 68 different causes.
We believe that safety is as vital to our success as productivity and quality. This is reflected in our goal of Target Zero injuries and our continued effort to create an injury-free workplace. Incidents can be prevented through proper management, employee involvement, standardized operations and equipment and attention to detail. Safety programs and training are provided throughout the company to ensure employees and managers have practical tools to help identify and address both unsafe conditions and at-risk behaviors. In 2023, our total incident rate ("TIR"), or the annual number of injuries per 100 full-time equivalent employees, decreased from 1.86 in 2022 to 1.64 in 2023, representing a 12% improvement in workplace incidents. Excluding the Endura acquisition, TIR decreased to 1.35, representing a 27% improvement. While our total incident rate remains well below the industry average, our ambition is to advance workplace safety by striving toward our goal of zero harm operations or Target Zero.
Environmental and Other Regulatory Matters
Masonite was founded nearly a century ago on sustainability principles by turning waste wood from a local sawmill in central Mississippi into a useful hardboard product. At the heart of our business philosophy is the continuous pursuit of waste reduction and resource conservation. Our operations deeply integrate the Mvantage lean operating system, rooted in the lean principle of waste elimination. This system equips Masonite employees with essential skills, empowering them to identify and eliminate sources of waste, including defects, over-processing and transportation.
Our unwavering commitment to sustainability extends to the proactive management of manufacturing waste. The Mvantage system guides us in actively seeking opportunities to divert waste from landfills by recycling materials back into the production process or repurposing them for beneficial use as byproducts. We comprehensively assess our manufacturing process, spanning supply sourcing to shipping, to identify ways to conserve natural resources and reduce solid waste, wastewater and air emissions. By identifying and eliminating waste, we cultivate a safer, more efficient and more productive operational environment at Masonite.
In 2022, we continued to develop a comprehensive carbon reduction strategy to reduce our Scope 1 and 2 greenhouse gas emissions. This strategy is centered on reducing our reliance on fossil fuels, increasing our renewable energy supply and improving overall operational efficiencies. We established a cross-functional committee to develop our responsible wood sourcing program. Our global sourcing team continues to educate our suppliers on our Wood Sourcing Policy.
We are subject to extensive environmental laws and regulations. The geographic breadth of our facilities subjects us to environmental laws, regulations and guidelines in several jurisdictions, including, among others, the United States, Canada, Mexico, the United Kingdom, Ireland, Chile and Malaysia. Such laws, regulations and guidelines relating to, among other things, the discharge of contaminants into water and air and onto land, the storage and handling of certain regulated materials used in the manufacturing process, waste minimization, the disposal of wastes and the remediation of contaminated sites. Many of our products are also subject to various regulations, such as building and construction codes, product safety regulations, health and safety laws and regulations and mandates related to energy efficiency.
Our efforts to ensure environmental compliance include the review of our operations on an ongoing basis, utilizing in-house staff and, on a selective basis, by specialized environmental consultants. The Environmental, Health and Safety team participates in industry groups to monitor developing regulatory actions and actively develop comments on specific issues. Furthermore, environmental assessments are conducted as part of our due diligence review process for our prospective acquisition targets. Based on recent experience and current projections, environmental protection requirements and liabilities are not expected to have a material effect on our business, capital expenditures, operations or financial position.
In addition to the various environmental laws and regulations, our operations are subject to numerous foreign, federal, state and local laws and regulations, including those relating to the presence of hazardous materials and protection of worker health and safety, consumer protection, trade, labor and employment, tax and others. We believe we comply in all material respects with existing applicable laws and regulations affecting our operations. Environmental laws have changed rapidly in recent years, and we may be subject to more stringent environmental laws in the future. Our operations may result in noncompliance with or liability for remediation under environmental laws. Should such eventualities occur, we would record liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See Item 1A. Risk Factors: "Changes in environmental and health and safety laws and regulations could negatively impact our operations and financial performance."
Available Information
On July 4, 2011, pursuant to an amalgamation under the Business Corporations Act (British Columbia), Masonite Inc. amalgamated with Masonite International Corporation to form an amalgamated corporation named Masonite Inc., which then changed its name to Masonite International Corporation. On September 9, 2013, our shares commenced listing on the New York Stock Exchange under the symbol "DOOR," and we became subject to periodic reporting requirements under the United States federal securities laws. We are currently not a reporting issuer, or the equivalent, in any province or territory of Canada and our shares are not listed on any recognized Canadian stock exchange.
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website is www.masonite.com. Information on our website does not constitute part of this Annual Report on Form 10-K.
Our United States executive offices are located at 1242 E. 5th Avenue, Tampa, Florida 33605, and our Canadian executive offices are located at 2771 Rutherford Road, Concord, Ontario L4K 2N6.

Item 1A. Risk Factors
You should carefully consider the following factors in addition to the other information set forth in this Annual Report before investing in our common shares. The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be adversely affected, and the trading price of our common shares could decline, and you may lose all or part of your investment.
Risks Related to the Acquisition
While the Arrangement Agreement is in effect, we are subject to certain interim covenants.
On February 8, 2024, we entered into the Arrangement Agreement with Owens Corning pursuant to which Owens Corning, through Purchaser, agreed to acquire the Company in an all-cash transaction for $133.00 per share of our issued and outstanding common stock.
The Arrangement Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Acquisition, and subjects us to customary interim operating covenants that restrict us, without Owens Corning’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Acquisition is completed or the Arrangement Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Acquisition and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
The announcement and pendency of the Acquisition may result in disruptions to our business, and the Acquisition could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
In connection with the pending Acquisition, our current and prospective employees may experience uncertainty about their future roles with us following the Acquisition, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Acquisition is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Acquisition, and may depart prior to the consummation of the Acquisition. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Acquisition could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Acquisition may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Acquisition, and many of these fees and costs are payable regardless of whether or not the pending Acquisition is consummated.
Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.
The Acquisition may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Arrangement Agreement is terminated prior to the consummation of the Acquisition, and the failure to complete the Acquisition could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the Acquisition will be completed in the expected timeframe, or at all. The Arrangement Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Acquisition, including, among others, (1) the adoption of a resolution approving the Acquisition by at least two-thirds of the votes cast on such resolution by our stockholders entitled to vote thereon and represented in person or by proxy at the applicable special meeting of our stockholders, (2) the issuance of interim and final orders by the Supreme Court of British Columbia approving the Acquisition, (3) the expiration or termination of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and the receipt of certain required regulatory clearances and approvals in other jurisdictions under applicable antitrust and foreign direct investment laws and regulations, including in Canada, Mexico and the United Kingdom, and (4) absence of any law, injunction, order or other judgment prohibiting, rendering illegal or permanently enjoining the consummation of the Acquisition. Each party’s obligation to consummate the Acquisition is also subject to the accuracy of the other party’s representations and warranties contained in the Arrangement Agreement (subject, with specified exceptions, to materiality or “Material Adverse Effect” standards), the other party’s performance of its covenants and agreements in the Arrangement Agreement in all material respects, and in the case of Purchaser’s obligation to consummate the Acquisition, the absence of any “Material Adverse Effect” relating to us.
There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Acquisition will be completed in a timely manner or at all. Many of the conditions to completion of the Acquisition are not within our or Owens Corning’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Acquisition or otherwise have an adverse effect on us.
The Arrangement Agreement contains customary mutual termination rights for us and Owens Corning, which could prevent the consummation of the Acquisition, including if the Acquisition is not completed by February 8, 2025 (subject to automatic extension first to May 8, 2025 then to August 8, 2025 in each case, to the extent the regulatory closing conditions are the only conditions that remain outstanding).
The Arrangement Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Arrangement Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods). Additionally, the Arrangement Agreement provides termination rights, if certain conditions are met, including (1) for Owens Corning, if our Board of Directors changes its recommendation in favor of the Acquisition, and (2) for us, if our Board of Directors authorizes entry into a definitive agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement) prior to us receiving stockholder approval of the Acquisition.
If the Acquisition is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:
•the market price of our common stock may decline to the extent that current market prices reflect a market assumption that the Acquisition will be completed;
•if the Arrangement Agreement is terminated under certain specified circumstances, we or Owens Corning will be required to pay a termination fee, including that we will be required to pay Owens Corning a termination fee of $75.0 million under specified circumstances, and Owens Corning will be required to pay us a reverse termination fee of $150.0 million under specified circumstances;
•some costs related to the Acquisition must be paid whether or not the Acquisition is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Acquisition, for which we will have received little or no benefit if completion of the Acquisition does not occur; and
•we may experience negative publicity and/or reactions from our investors, customers, partners, suppliers, vendors, landlords, other business partners and employees.
Stockholder litigation could prevent or delay the closing of the pending Acquisition or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of stockholder litigation in connection with the pending Acquisition. Such litigation may adversely affect our ability to complete the pending Acquisition. We could incur significant costs in connection with such litigation, including costs associated with the indemnification obligations to our directors and officers. Such litigation may be distracting to management and may require us to incur additional, significant costs. Such litigation could result in the Acquisition being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Acquisition from becoming effective.
Risks Related to Economic Conditions and Market Factors
We are exposed to global political, economic and other risks that arise from operating a multinational business that could adversely affect our results of operations.
We have operations in the United States, Canada, Europe and, to a lesser extent, other foreign jurisdictions. In fiscal 2023, approximately 79% of our net sales were derived from the United States, 10% from Canada and 8% from the United Kingdom. Managing a global business is complex and subjects the Company to certain risks inherent with doing business internationally that could disrupt our operations. These risks include, but are not limited to, the following:
•difficulties in enforcing contractual obligations and collecting receivables;
•translations into U.S. dollars for financial reporting purposes of the assets and liabilities of our non-U.S. operations conducted in local currencies;
•tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;
•restrictive governmental trade policies, customs, tariffs, import or export and other trade compliance regulations;
•difficulty in staffing and managing widespread operations and the application of foreign labor regulations;
•the impact of geopolitical events, such as the ongoing conflicts in the Middle East and Eastern Europe or political uncertainty related to the upcoming U.S. presidential election;
•required compliance with a variety of foreign laws and regulations; and
•changes in general economic and political conditions affecting countries where we operate.
Volatility and uncertainty in general business, economic conditions or financial markets could adversely impact our business, financial performance, results of operations and cash flow.
Our business has been sensitive to, and our financial performance is substantially dependent on, the general business and economic conditions in the regions and primary end markets in which we operate. The overall demand for our products could decline as a result of a large number of factors outside of our control, including an economic recession, inflation, deflation, fluctuations in interest rates and foreign exchange rates, availability and cost of capital, supply chain constraints, consumer spending rates, energy and labor availability and costs and the effects of governmental fiscal and monetary policies in the regions in which we operate. Any prolonged economic downturn or volatility in the financial markets that is detrimental to the primary end markets in which we operate could have a material adverse impact on our business, financial performance, results of operations and cash flow.
Volatility of the financial and credit markets and its impact to the construction and building product industries and housing markets, could adversely affect our business, financial performance, results of operations and cash flow.
The current macroeconomic conditions of heightened inflation and interest rates have challenged our primary end markets (residential new construction, home repair, renovation and remodeling and non-residential building construction). Challenging economic conditions, either upward or downward, have historically had a direct correlation to the demand for our products and directly impacts our business, financial performance, results of operations and cash flow. Accordingly, the following factors have had and may continue to have a direct impact on our business in the countries and regions in which our products are sold:
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates and foreclosures;
•non-residential building occupancy rates;
•increases in the cost of raw materials, energy or wages or any shortage in supplies or labor;
•the availability and cost of credit;
•employment rates and consumer confidence; and

•demographic factors such as immigration and migration of the population and trends in household formation.
Steep increases in mortgage rates and reduced availability of financing for the purchase of new homes and home repair, renovations and remodeling could have a material adverse effect on our sales and profitability.
Our business primarily relies on new home construction and home repair, renovation and remodeling projects. The ability of consumers to finance these purchases is affected by increases in mortgage rates and reduced access to consumer financing due to the tightening of lending standards by financial institutions. Mortgage rates increased dramatically from March 2022 through the end of 2023 and, if mortgage rates continue to increase or remain at current levels, consumers may delay or exit homeownership or shift to building smaller homes, which requires less of our products. These outcomes could have a material adverse effect on our business, financial condition and results of operations.
Energy and transportation price fluctuations may adversely impact our manufacturing operations and costs.
The cost of producing our products is impacted by the price of energy, including its impact on transportation costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, and have been further strained by the ongoing war between Russia and Ukraine. Fuel prices rose significantly during extended portions of 2022. While fuels costs appeared to have moderated in 2023, if fuel prices were to rise again for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our shipping costs, adversely affecting our results of operations. We are highly reliant on the trucking industry for the transportation of our products. The overall profitability of our operations may be negatively impacted by higher transportation costs as freight carriers raise prices to address the continued shortage of drivers and price of fuel. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and transportation or pass these costs onto our customers.
Risk Related to Industry Conditions
We operate in a highly competitive industry.
The building products industry is highly competitive. Competitive factors we face include price, quality, customer service and on-time and complete deliveries. To the extent any of our competitors become more successful with respect to any of these competitive factors, we could lose customers and our financial condition and results of operations could decline. Some of our competitors may have access to greater financial resources, larger manufacturing capacity and distribution network than we do, which may allow for more operating and financial flexibility to respond to changes within our industry and end markets and product demand by our customers. Also, a substantial increase in the supply of door and door components resulting from increased production capacity by our competitors could lead us to decrease pricing in order to remain competitive, which in turn could adversely impact our ability to pass on future increases in raw material, labor and other costs to our customers and could reduce profit margins, sales and the profitability of our business. Although price is a significant basis of competition in our industry, we also compete on the basis of on-time delivery and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our reputation, financial condition, results of operations and cash flows could be adversely affected.
The loss of any of our significant customers could adversely affect our business.
Our customers consist mainly of wholesalers, retail home centers and contractors. Our top ten customers together accounted for approximately 50% of our net sales in fiscal year 2023, while our largest customer, The Home Depot, accounted for approximately 20% of our net sales during the same period. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. Customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue to do so in future periods, or if continued, may not reach or exceed historical net sales levels in any period. For example, many of our largest customers, including The Home Depot, perform periodic line reviews to assess their product offerings, which have, on past occasions, led to loss of business and pricing pressures. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our most significant customers. Moreover, if any of our customers fail to remain competitive in their respective markets or encounters financial or operational problems, our net sales and profitability may decline. We generally do not enter into long-term contracts with our customers, and they generally do not have an obligation to purchase products from us. Therefore, we could lose a significant customer with little or no notice. Alternatively, our customers could expect that we lower the prices of our products should the cost of raw materials decrease, and our failure to do so could cause such customers to seek similar products from our competitors. The loss of, or a significant adverse change in, our relationships with The Home Depot or any other major customer could cause a material decrease in our net sales. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters or our inability to collect accounts receivable from any major customer, could have a material adverse effect on results of operation and cash flow.
Consolidation of our customers and suppliers could adversely affect our results of operations.
Over the past few years, many of our customers, distributors and suppliers have undergone consolidation due to being acquired by, or acquiring, another company with similar operations. Consolidation of our customers could result in the loss of a customer or a portion of their business, in addition to an increased reliance on certain key customers. Future consolidation of our customers or distributors and their increased purchasing power, could result in our customers seeking more favorable terms, including pricing, which may limit our ability to maintain pricing or raise pricing in the future. The consolidation of our suppliers has resulted in limiting, and may further limit, our sources of supply and impact pricing. Any future consolidation of our customers, distributors or suppliers could impact our margin growth, results of operations and cash flow.
If we are unable to develop new or improved product offerings that respond to industry trends, demands and consumer preferences, our business and results of operations could be materially affected.
Our business is sensitive to consumer and industry trends, demands and preferences. A key element to our continued success is our ability to improve our existing products or innovate and develop new product lines to respond to industry trends, demands and consumer preferences. Our failure to accurately identify and respond to changing consumer trends successfully, could lead to, among other things, rejection of new or existing product lines, increased substitution of our products and price reductions. In addition, we are subject to the risk that new products, proprietary designs and/or changes in manufacturing technologies may reduce demand for or render our products obsolete. In response, we may not be able to manufacture products at prices that would be competitive in the marketplace or have the financial resources to make necessary technology investments, including the use of artificial intelligence (“AI”), or acquire necessary intellectual property rights to develop new products or improve our existing products. Changes to consumer shopping habits and potential trends towards online purchases could also impact our ability to compete as we currently sell our products mainly through our distribution channels.
Risks Related to our Operations
Availability of raw materials, price fluctuations, and supply chain disruptions may adversely affect our profitability, margins and net sales.
Our profitability is affected by the prices and availability of raw materials and finished goods used in the manufacturing of our products. The principal raw materials used to manufacture our products are wood, wood chips, wood composites, cut stock, steel, glass, aluminum, fiberglass, core material, paint, stain and primer as well as petroleum-based products such as binders, resins and frames. These raw materials and finished goods have historically exhibited price and demand cyclicality. The availability of these raw materials and finished goods and our ability to purchase them may be unexpectedly disrupted by factors beyond our control, including world oil prices, changes in supply and demand, weather, general economic or environmental conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Disruptions in transportation lines, such as drought affecting traffic through the Panama Canal and geopolitical-based attacks on ships traversing the Suez Canal, have caused global supply chain issues that have and may continue to adversely impact the availability and timing of delivery of our raw materials and those of our suppliers. Significant and rapid increases in the prices of raw materials or finished goods are more difficult to pass through to customers in a short period of time and may negatively impact our short-term profitability, margins and net sales. Alternatively, should the prices of raw materials or finished goods decrease, our customers may seek corollary reductions in the pricing of our products.
In certain instances, we depend on a single or limited number of suppliers for these raw materials and finished goods. We typically do not have long-term contracts with our suppliers. If we are not able to accurately forecast our supply needs, it may be difficult to obtain additional raw materials to respond to shifting or increased demand. Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our results of operations until alternative suppliers are arranged, if at all, and under terms and pricing that could be prohibitive. Additionally, qualifying an alternative supplier, even if available, may require a lengthy regulatory approval process to confirm that the substituted raw material meets the regulatory standards required to be used in our products. Moreover, some of our raw materials, especially those that are petroleum- or chemical-based, may require significantly more lead time and procuring a compatible substitute to meet our demand may not be available or of the same quality or price. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and our net sales and profitability may decline.
Our business is subject to climate-related risks that could adversely affect our net sales, results of operations and cash flow.
We analyze climate risks in two separate categories: transition risks and physical risks. Physical risk refers to the risks related to the physical impacts of climate change, driven by severe weather conditions, such as unusually prolonged warm or cold conditions, rain, blizzards, wildfires, flooding or hurricanes. An increase in average global temperatures could result in more frequent and severe weather events that may affect our corporate headquarters, our manufacturing plants or plants owned by customers or suppliers. Additionally, weather events could disrupt the supply of inbound raw materials and outbound finished products and could reduce the quality and volume of wood available to our manufacturing plants due to an increase in pest infestation, disease or prolonged drought or flooding. The impact of these types of events on our business may adversely impact our sales, cash flows from operations and results of operations.
Transition risk refers to the transition to a low-carbon economy, which may entail extensive policy, regulatory, legal, technology and market changes. These risks can impact both financial and non-financial risk types and could have broad impacts to our business and operations, such as changes in energy and commodity prices driven by climate-related weather events, prolonged climate-related events that change consumer product preferences and spending, stakeholder perception of our engagement in climate-related policies and new regulatory requirements resulting in higher compliance risk and operational costs.
Our acquisitions could be difficult to integrate and could adversely affect our results of operations.
In the past several years, we have invested a substantial amount of capital in several strategic acquisitions of door and door component manufacturers in North America and the United Kingdom, and we expect that we will continue to do so in the foreseeable future. In January 2023, we completed our acquisition of Endura, which further enhances our product offerings and capabilities of door components. In October 2023, we completed our acquisition of Fleetwood, which expands our portfolio into luxury aluminum-framed doors and windows. As part of our growth strategy, we are continually evaluating possible acquisitions and strategic investments that are complementary to our business and may include expansion into new product lines or businesses. Acquisitions and strategic investments involve numerous risks, including our ability to (a) identify suitable acquisition targets, (b) negotiate acquisitions on acceptable terms and conditions, (c) identify material issues during the due diligence process, and (d) retain key employees, customers and contracts. An acquisition may also entail incurring unanticipated costs in connection with integrating businesses, operating results that are lower than anticipated and the inability to realize the projected value or achieve projected synergies, which could result in an impairment of goodwill, each of which could adversely affect our business, financial condition, results of operations and cash flow.
Integrating an acquired business into our current operations is challenging and may take substantial time, effort and resources by management, and there can be no assurances that any acquisition will be successfully integrated into our operations. Additionally, we may become subject to contingent liabilities or legal claims, including environmental, regulatory or compliance issues, tax liabilities that are not adequately covered by insurance or an enforceable indemnity, and we may be responsible for significant out of pocket expenditures related thereto or otherwise. These liabilities, if they materialize, could have an adverse effect on our business, financial condition, results of operations and cash flow.
We have identified a material weakness in our internal control over financial reporting which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As described elsewhere in this Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case relates to our internal controls related to accounting for the Company’s business combinations, specific to the sufficiency of evidence supporting management’s review activities (see Part II, Item 9A of this report for further information). Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis.
The Company is currently taking actions to remediate this deficiency and believes that the implementation of business combination controls relating to finalizing the preliminary purchase allocations or to new business combinations will substantially remediate the material weakness identified. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.
Notwithstanding the above, the material weakness did not result in any material misstatements to the consolidated financial statements. Further, management believes and has concluded that the consolidated financial statements included in this report fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Increased labor costs, availability of labor, or potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could materially adversely affect our financial performance.
Our financial performance is affected by the availability of qualified personnel and the cost of labor as it impacts our direct labor, overhead, distribution and selling, general and administration costs. We have approximately 10,000 employees and contract personnel worldwide, including approximately 2,200 unionized workers. Employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal, including our agreements with employees and their respective works councils in the United States, Canada, Mexico and Chile. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements or if our workers were to engage in strikes, a work stoppage or other slowdowns, we could experience substantial disruptions to our operations. Such disruptions could result in late delivery of our products, loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins.
We believe many of our direct and indirect suppliers and customers also have unionized workforces. Strikes, work stoppages or slowdowns experienced by our suppliers and customers could result in slowdowns or closures of facilities where components of our products are manufactured or delivered. Any interruption in the production or delivery of these components could reduce sales, increase costs and have a material adverse effect on our operations.
A disruption in our operations could materially affect our operating results.
We operate facilities worldwide, some of which are located in areas that are vulnerable to hurricanes, earthquakes and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Closure of one of our door facing facilities, which are our most capital intensive and least replaceable production facilities, could have a substantial negative effect on our earnings. We maintain insurance coverage to protect us against losses under our property, casualty and umbrella insurance policies, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance could materially and adversely impact our financial condition and results of operations.
We may incur rationalization costs and there can be no assurance that our efforts to reduce costs will be successful.
We continually review our manufacturing operations to address market conditions and have reorganized portions of our operations from time to time, particularly following acquisitions or divestitures and periods of economic downturn. We expect to implement continuous improvement initiatives necessary or desirable to improve our business portfolio, address underperforming assets, improve our cost structure and generate additional cash. For example, in December 2022, we approved a restructuring plan intended to (i) better align our operational structure and long-term business strategy and (ii) continue to drive cost efficiencies through an optimized manufacturing footprint. The rationalization of our manufacturing operations and cost savings programs involve substantial planning and may require additional capital investment, consolidation, integration and upgrading of facilities, functions and systems. These actions could result in a decrease in our short-term earnings as a result of restructuring charges and related impairments and other expenses, including severance costs. Additionally, these actions may result in temporary constraints upon our ability to manufacture the quantity of products necessary to fill orders in a timely manner, could affect customer demand for our products and may result in the loss of business and impact our results of operations.
While we expect these initiatives to result in profit opportunities and savings throughout our organization, our estimated profits and savings are based on assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from in-process or contemplated manufacturing and administrative reorganization actions, could adversely affect our business, financial condition, results of operations and cash flows and harm our reputation
We may be the subject of product liability, product warranty and other claims or legal proceedings that could adversely affect our results of operations and financial performance.
We manufacture products that are used in a wide variety of residential and commercial applications. Our failure to maintain our product quality standards could result in product-related claims against us, including class action lawsuits, regulatory penalties and warranty claims in the event our products do not meet the required customer specification or result in personal injury or property damage. In the event that any of our products prove to be defective, among other things, we may be responsible for product defect-related damages or an order to cease production of, recall or redesign such products and potentially subject us to regulatory penalties. Any such claim or lawsuits, whether or not successful, could result in adverse publicity, loss of customers and a decline in sales. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims or costs that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.
Our ability to attract, engage and retain talented employees and executives is critical to our success.
Our ability to attract, engage and retain talented and qualified employees at all levels within our organization, including production employees, key managers and executives, is critical to the success of our business. We need an engaged workforce to serve our customers and meet our business objectives. Competitive pressures and a tightened labor market within and outside our industry may make it more difficult and expensive to attract and hire qualified employees. Increased turnover of production employees, the retirement of or unforeseen loss of key employees without appropriate succession planning or the ability to develop or hire replacements with the requisite skill could make it difficult to manage our business, meet our business objectives, and hinder the development or enhancement of products and may result in a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on the continuous operation of our information technology systems. Failure to upgrade, maintain or prevent damage to such information technology systems or implement contemporary technology systems may adversely affect our business, results of operations and customer relationships.
Our information technology systems allow us to manufacture doors and door components, accurately maintain books and records, record transactions, provide information to management and prepare our consolidated financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Our operations depend on our information technology systems, which may be vulnerable to damage from cyber-attacks, hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, natural disasters (including those related to climate change) or other disasters. Any damage to our information technology systems could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. We continue to expand, update and upgrade our information technology systems, networks and other core applications, with a focus on optimizing our information technology systems around the globe to meet our changing business demands and to mitigate the risks of a changing cyber security threat landscape. We may not be able to successfully implement certain updates or upgrades to our information technology systems without experiencing difficulties, which could require significant financial and human resources and impact our ability to efficiently service our customers or create accurate financial statements resulting in an adverse impact to our business, financial condition and results of operations.

Potential cyber threats and attacks and compliance with data privacy requirements could disrupt our information systems and cause damage to our business and our reputation.
Our internal information security systems and those of our current and any future partners, acquisitions, contractors and consultants may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Information security threats, which pose a risk to the security of our information systems and the confidentiality, availability and integrity of our data, are increasing in frequency and sophistication as evidenced by significant ransomware attacks and foreign attacks on prominent computer software systems that has had an impact on a wide variety of companies and industries. We have established policies, processes and multiple layers of defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information systems, including third party vendors' systems. Should damage or unauthorized access to our information systems occur, it could lead to the compromise of confidential information, manipulation and destruction of data and product specifications, production downtimes, disruption in the availability of financial data or misrepresentation of information via digital media. While we have not experienced any material breaches in information security, the occurrence of any of these events to our information systems may have a material adverse effect on our business strategy, financial condition, results of operations and cash flow. Specifically, a cyber security breach of our corporate- or plant-level information systems could compromise the confidentiality, availability and integrity of our Company data, cause interruptions to our Company’s operations and adversely affect our reputation. A cyber security break could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences. Further, regulators continue to expand data privacy and data security requirements, as well as increased fines for non-compliance of security and data breach obligations, specifically in the European Union and United Kingdom under their separate General Data Protection Regulations, in Canada under the Personal Information Protection and Electronic Documents Act and additional provincial data privacy laws, in the United States under the California Consumer Privacy Act and California Privacy Rights and Enforcement Act and other newly enacted or proposed state data privacy laws. Failure to comply with these current and future data privacy laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation (including a private right of action), fines, penalties and statutory damages, as well as adverse publicity that may cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
Risks Related to our Financial Condition
To service our consolidated indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
In 2023, in connection with our acquisitions of Endura and Fleetwood, we significantly increased our outstanding indebtedness by entering into a new five-year $250.0 million delayed-draw term loan facility (the "Term Loan Facility") and an amendment to the ABL Facility to increase the borrowing capacity to $350.0 million. As a result, we expect that our consolidated debt service obligations for 2024 and beyond will increase from prior amounts.
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
Under such circumstances, we may be unable to comply with the provisions of our debt instruments, including the financial covenants in the Term Loan Facility and the ABL. If we are unable to satisfy such covenants or other provisions at any future time, we would need to seek an amendment or waiver of such financial covenants or other provisions. The lenders under the Term Loan Facility, the ABL Facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms which are unfavorable to us.

The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to obtain any such waiver or amendment, our inability to meet the financial covenants or other provisions of the Term Loan Facility, the ABL Facility would constitute an event of default thereunder, which would permit the lenders to accelerate repayment of borrowings under the Term Loan Facility, the ABL Facility, which in turn would constitute an event of the default under the indenture governing the senior notes, permitting the holders of the senior notes to accelerate payment thereon. Our assets and/or cash flows, and/or that of our subsidiaries, may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and the secured lenders under the Term Loan Facility, the ABL Facility could proceed against the collateral securing that indebtedness. Such events would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior notes.
The terms of the Term Loan Facility, the ABL Facility and the indentures governing the senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The credit agreements governing the Term Loan Facility and the ABL Facility as well as the indentures governing the senior notes contain, and the terms of any future indebtedness of ours likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the senior notes and the credit agreements governing the Term Loan Facility and ABL Facility include covenants that, among other things, restrict our and our subsidiaries’ ability to:
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
Our financial results may be adversely affected by fluctuating exchange rates. Net sales generated outside of the United States were approximately 20% for the year ended December 31, 2023. In addition, a significant percentage of our costs during the same period were not denominated in U.S. dollars. For example, for most of our non-U.S. manufacturing facilities, the prices for a significant portion of our raw materials are quoted in the domestic currency of the country in which the facility is located or in currencies that are not U.S. dollars. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. For example, we are subject to currency exchange rate risk to the extent that some of our costs will be denominated in currencies other than those in which we earn revenues. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country and may result in the loss of business to our competitors that sell their products at lower prices in that country.
Moreover, as our current indebtedness is denominated in a currency that is different from the currencies in which we derive a portion of our net sales, we are also exposed to currency exchange rate risk with respect to those financial obligations. When the outstanding indebtedness is repaid, we may be subject to taxes on any corresponding foreign currency gain.
Borrowings under our current Term Loan Facility and ABL Facility are incurred at variable rates of interest, which exposes us to interest rate fluctuation risk. As described above, interest rates rose significantly in 2022 into the first half of 2023 and such rates may continue to increase in the future.
We are subject to the credit risk of our customers.

We provide credit to our customers in the normal course of business. We generally do not require collateral in extending such credit and failure by our customers to meet their obligations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Regulatory Changes and Legal Costs
Changes in climate change regulation may have a material effect on our results of operations.
Laws or regulations aimed at addressing climate change, including local building codes, greenhouse gas emissions, laws or regulations impacting energy supply and other laws, regulations or rules may materially impact demand for our products, our cost of doing business or ability to secure critical permits. For example, in December 2022, the European Union reached an agreement to introduce a carbon tax under the European Union Carbon Border Adjustment Mechanism and there are several United States federal carbon tax proposals that would introduce an economy-wide carbon tax. These proposals include a fee on each unit of carbon dioxide released into the atmosphere, making carbon-intensive goods and services more expensive, which then provides a financial incentive to use less of these products or shift to lower-carbon alternatives. Currently, the use of biomass for energy is considered carbon neutral. A carbon tax scheme might not include this assumption and thus tax our biomass emissions at an equal rate as our fossil fuel emissions. These carbon taxes could adversely affect our business, financial condition, results of operations and cash flows.
Concern over global climate change has led to significant federal, state and international regulatory efforts to limit greenhouse gas emissions and increase climate-related reporting and disclosures, which could impose substantial compliance costs. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations beginning in 2026 on certain companies doing business in California, including us. A similar proposal is under consideration by the SEC. In addition, new laws or future regulations could directly and indirectly affect our customers and suppliers and our business. We cannot predict the effects on our business that may result from global climate change.
Changes in environmental and health and safety laws and regulations could negatively impact our operations and financial performance.
We must comply with extensive laws, rules and regulations in the United States and in each country where we conduct business, regarding environmental matters, including, without limitation, those governing emissions to air, soil, discharge to water, storage, treatment and disposal of waste, release of contaminants or presence of hazardous or toxic substances, remediation of contaminated sites, protection of worker health and safety and corporate social responsibility matters. These laws, rules and regulations, as well as the interpretation and administration of such laws and regulations by governmental agencies, can change and restrict or prohibit the manner in which we conduct our current operations, such as requiring changes to our manufacturing processes or could increase the cost of some or all our operations. Such changes could adversely affect our business, financial condition, results of operations and cash flows.
Compliance with present or future environmental regulations, such as, for example, future regulations imposed on the use or sale of products containing per- and polyfluoroalkyl substances ("PFAS") or formaldehyde or other similar classified hazardous chemicals in the countries where we conduct business could lead to us incurring significant costs to become compliant, which may include changing our manufacturing process or vendors with whom we have established a longstanding relationship or require us to use alternative raw materials to manufacture our products. We have incurred costs relating to environmental compliance in the past, such as, for example, the Maximum Achievable Control Technology Standard and similar future environmental compliance related expenditures may be required to remain compliant with changing environmental requirements. Despite our efforts to comply with environmental requirements, we are at risk of being subject to civil, administrative or criminal enforcement actions, or of incurring costs, fines or penalties. The amount of any resulting liabilities, costs, fines or penalties may be material.
We must also comply with extensive laws, rules and regulations regarding the protection of worker health and safety and corporate social responsibility matters. Changes in such laws, rules and regulations or in their enforcement could significantly increase our costs of operations which could adversely affect our business. Violations of health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations.

Tariffs and evolving trade policy between the United States and other countries, including China, and the impact of anti-dumping and countervailing duties on our business and results of operations.
Steps taken by the United States government to apply tariffs on certain products and materials could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. The increased costs may negatively impact our margins as we may not be able to pass on the additional costs by increasing the prices of our products. For example, recent anti-dumping and countervailing duty trade cases that involved wood molding and millwork and most recently, aluminum, have had and could continue to have an adverse effect on our business and results of operations. In order to reduce the impact on our business and results of operations, we have qualified alternate suppliers and are in the process of attempting to qualify additional alternate suppliers in other jurisdictions and continue to evaluate additional alternate suppliers as a result of these duties.
Our international operations subject us to increased risk for potential liability under anti-bribery or anti-fraud legislation, including the United States Foreign Corrupt Practices Act (“FCPA”).
We operate facilities in seven countries and sell our products around the world. As a result of these international operations, we may enter into, from time to time, negotiations and contractual arrangements with parties affiliated with foreign governments and their officials. In connection with these activities, we are subject to the FCPA, the United Kingdom Bribery Act and other anti-bribery laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind and requires the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by our local partners and agents in foreign countries where we operate, even though such parties are not always subject to our control. As part of our Masonite Values Operating Guide, we have established FCPA and other anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with applicable United States and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our results of operations and financial condition.
Changes in government legislation or regulation have a material effect on our results of operations and financial performance.
Many of our products are regulated by federal and state building codes and require specific fire, penetration or wind resistance characteristics. In addition, some of our products must meet certain requirements set by the Environmental Protection Agency (the "EPA") to obtain the energy-efficient "ENERGY STAR" certification. A change in the building codes or energy efficiency requirements established by the EPA or related state laws, or our failure to comply with these requirements, could have a material impact on the manufacturing cost for these products and negatively affect our net sales and results of operations.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or other Environmental, Social and Governance matters, which could negatively affect us or materially increase our regulatory burden.
We intend to invest in technologies and resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We may be unable to protect our intellectual property, and we may face claims of intellectual property infringement.
We rely on a combination of United States, Canadian and, to a lesser extent, European patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality agreements and other contractual restrictions to protect our intellectual property portfolio. We maintain a large portfolio of registered trademarks, copyrights and patents. We have selectively pursued protection of our intellectual property, and in some instances, we may not have registered for trademarks or applied for important patents in certain countries. Our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Additionally, the processes by which we clear our intellectual property or obtain "freedom to operate" opinions could fail. The failure to obtain worldwide patent and trademark protection may result in other companies copying and marketing products based upon our technologies or under our brand or tradenames outside the jurisdictions in which we are protected. This could impede our growth in existing regions and into new regions, create confusion among consumers and result in a greater supply of similar products that could erode prices for our protected products.
Our ability to protect our intellectual property, including our patents, trademarks, copyrights, trade secrets and licensed intellectual property, from unauthorized use by others is critical to our success. There is no guarantee that the patents and trademarks we have obtained, or other protections such as trade secrets, copyrights and confidentiality agreements with our employees and third parties, will be adequate to prevent imitation of our products by others. Our ability to compete based on our advantageous intellectual property may be harmed if we are unable to protect our products through enforcing or prosecuting our intellectual property rights. These measures may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation and is further complicated by recent enacted state laws limiting or banning the use of employee non-competes by employers, as well as proposed rulemaking at the federal level to ban such agreements. If we fail to protect our intellectual property from unauthorized use, we risk the loss of these rights and any associated competitive advantage.
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
If we are unable to replace our expiring patents or fail to continue to innovate, our ability to compete both domestically and internationally will be harmed. In addition, our products face the risk of obsolescence, which, if materialized, could have a material adverse effect on our business.
Our continued success depends on our ability to develop and introduce new or improved products, to improve our manufacturing and product service processes and to protect our rights to the technologies used in our products. If we fail to do so, or if existing or future competitors achieve greater success than we do in these areas, our results of operations and our profitability may decline.
We depend on our door and door component manufacturing intellectual property and products to generate revenue. Some of our patents will begin to expire in the next several years. While we will continue to work to add to our patent portfolio to protect the intellectual property of our products, we believe it is possible that new competitors will emerge in door and door component manufacturing. We do not know whether we will be able to develop additional proprietary designs, processes or products. If any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in financial harm to our business. Moreover, as our patents expire, competitors may utilize the information found in such patents to commercialize their own products. While we seek to offset the losses relating to important expiring patents by securing additional patents on commercially desirable improvements, and new products, designs and processes, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of the expiring patents.
Further, we face the risk that third parties will succeed in developing or marketing products that would render our products obsolete or noncompetitive. New, less expensive methods could be developed that replace or reduce the demand for our products or may cause our customers to delay or defer purchasing our products. Accordingly, our success depends in part upon our ability to respond quickly to market changes through the development and introduction of new products. The relative speed with which we can develop products, complete regulatory clearance or approval processes and supply commercial quantities of the products to the market are important to remain competitive. Any delays could result in a loss of market acceptance and market share. We cannot provide assurances that our new product development efforts will result in any commercially successful products.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As required by Item 106 of Regulation S-K, the following sets forth certain information regarding our cybersecurity governance, strategy and risk management.
Cybersecurity Governance
Our Board of Directors has ultimate oversight of the Company’s privacy and cybersecurity programs and strategy, with each of the Board of Directors' Sustainability and Governance Committee and Audit Committee maintaining oversight responsibility for different elements of these programs. The Sustainability and Governance Committee and Audit Committee inform the full Board of Directors of any cybersecurity learnings or risks that were discussed at the committee level.
The Sustainability and Governance Committee oversees the Company’s strategies and processes related to information security and technology risks, including cybersecurity. The Company’s Chief Information Security Officer (“CISO”), and the Company’s Chief Information Officer present a quarterly cybersecurity report to the Sustainability and Governance Committee and, at times, to the full Board of Directors. The reports include detailed updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, internal and third-party assessments of the Company’s cybersecurity program maturity against the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, incident preparedness and the current cybersecurity environment, including current trends or recent noteworthy incidents affecting other companies. The Company has created a cybersecurity incident response plan that requires management, including the Company’s CISO, to take certain mitigating actions including notification to the Company’s Disclosure Committee, upon the occurrence of certain types of incidents that may be material or pose significant risk to the Company, for management. The incident response plan also contains procedures requiring, upon the determination by management that the cybersecurity incident is material, notification to the Board of Directors’ Sustainability and Governance Committee and Audit Committee.
To assist the Company in assessing, preventing, identifying, mitigating and responding to material risks resulting from cybersecurity threats, the Company has developed a comprehensive cybersecurity risk management program led by our CISO. Our CISO is a Certified Information Systems Security Professional by the International Information System Security Certification Consortium who joined the Company in March 2018 after spending 15 years with other organizations as a cybersecurity and information technology (“IT”) professional. Our CISO leads our management-level IT Risk Management Committee composed of IT functional leaders that meet quarterly to review the trending cybersecurity environment, risks and threats to the Company, the progress of cybersecurity mitigation and remediation projects and overall progress against the Company’s cybersecurity strategy. The Company’s senior IT leadership shares progress, findings or concerns reported by the IT Risk Management Committee with senior management to assess the impact of cybersecurity risks and threats to the Company, to assist with driving overall operational awareness, ownership and alignment broadly across the Company for a more effective cybersecurity risk management program.
Cybersecurity Strategy and Risk Management

The Company’s enterprise-wide cybersecurity strategy is advanced and reinforced by policies, processes, procedures, standards, technologies and training designed to protect the Company’s IT systems, operations and sensitive business data. The Company has deployed a multiple-layer defensive model, which includes a variety of detective and protective technologies and measures to monitor and protect our critical IT systems, which include among others, intrusion detection and protection, email security, endpoint security, 24/7 third party security monitoring and proactive security testing.
The Company evaluates new and existing third-party service providers and suppliers through a risk assessment that includes interviews and questionnaires to assess their cybersecurity capabilities, process maturity, compliance attestations and the overall technology relationship risk. Each third-party risk assessment is conducted during the contract negotiation process, during certain contract milestones and at other periodic intervals. The final risk assessments and reports are shared with internal teams and IT leadership to assist with ongoing risk mitigation actions. The Company’s cybersecurity defense strategy is regularly tested through internal and third-party penetration testing. Additionally, the Company’s cybersecurity program maturity and risk profile is regularly analyzed and measured internally against generally accepted industry standards and frameworks, including the NIST Cyber Security Framework, the FAIR model and external third-party maturity assessments.
To strengthen the Company’s cybersecurity readiness, the Company has developed a cybersecurity incident response policy and a cybersecurity incident response plan in partnership with various internal department functions and third-party IT consultants. Our cybersecurity incident response plan is based on the NIST incident response lifecycle and co-led by our CISO and director of information security. Our cybersecurity incident response plan has a designated incident response team composed of management members from select departments who each play a role within the four phases of the plan that include preparation, detection analysis, containment, eradication, recovery and post-incident activity. Each phase provides a detailed list of actions and responsibilities for each department to assist in responding to a cybersecurity incident. In the event of a cybersecurity incident, as provided in our cybersecurity incident response plan, a root-cause analysis will be conducted and based on the findings, certain new or improved processes and procedures may be implemented to continually improve the security of our IT systems and confidential data. Additionally, the Company’s incident response team conducts an annual table-top exercise, utilizing the cybersecurity incident response plan and makes improvements on the response plan based on new learnings. Senior management and Board-level table-top exercises have also been conducted to further prepare and support the Company with responding to and mitigating the effects of a cybersecurity incident. The Company has further implemented a business continuity and disaster recovery plan where critical systems are backed-up daily and incrementally and stored in an encrypted format in multiple secure locations.
As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. That said, as discussed more fully under Part I, Item 1A. “Risk Factors – Risks Related to our Operations”, these potential threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-party service providers to implement, will be sufficient to protect and mitigate associated risks to our systems, information or other property.
Item 2. Properties
Our United States executive headquarters are located in Tampa, Florida, and consist of approximately 88,000 square feet of leased office space at two sites. Our Canadian executive offices are located in a single leased site in Concord, Ontario. As of December 31, 2023, we owned and leased the following number of properties, by reportable segment:

	Manufacturing and Distribution	Warehouse	Support	Total
Owned properties:
North American Residential	19	5	—	24
Europe	4	—	—	4
Architectural	6	—	—	6
Corporate & Other	—	—	1	1
Total owned properties	29	5	1	35

Leased properties:
North American Residential	24	17	3	44
Europe	3	5	1	9
Architectural	7	7	—	14
Corporate & Other	1	—	4	5
Total leased properties	35	29	8	72
Total owned and leased properties	64	34	9	107
Our properties in the North American Residential and Architectural segments are distributed across 29 states in the United States and four provinces in Canada, as well as two manufacturing facilities in Mexico and three manufacturing facilities in Chile. Our properties in the Europe segment are distributed across the United Kingdom, as well as one manufacturing facility in Ireland. Our material properties in the Corporate and Other category include one manufacturing facility in Malaysia and four support facilities in the United States. As of December 31, 2023, total floor space at our manufacturing facilities was 13.8 million square feet, including 3.2 million square feet in our five molded door facings facilities. In addition to the properties outlined above, we lease one idle manufacturing facility in the United States and own 17,000 acres of forestland in Costa Rica.
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
Our common shares are listed on the New York Stock Exchange under the symbol "DOOR."
Holders
As of February 27, 2024, we had one record holder of our common shares, Cede & Co., the nominee of the Depository Trust Corporation.
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
Under the Arrangement Agreement, we may not declare, set aside or pay any dividend or other distribution (whether in cash, shares, or property or any combination thereof) in respect of any shares of capital stock without obtaining Owens Corning's approval (which may not be unreasonably withheld, conditioned, or delayed).

Stock Performance Graph
The following graph depicts the total return to shareholders from January 1, 2019, through December 31, 2023, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on January 1, 2019, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Stockholder Return
Masonite International Corporation, Standard & Poor's 500 Index and
Standard & Poor's 1500 Building Products Index
(Performance Results through December 31, 2023)

$350
$300
$250
$200
$150
$100
$50
1/1/2019
12/29/2019
1/3/2021
1/2/2022
1/1/2023
12/31/2023
Masonite International Corporation
Standard & Poor's 500 Index
S&P 1500 Building Products Index

	January 1, 2019	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023
Masonite International Corporation	$100.00	$156.50	$214.20	$256.92	$175.58	$184.40
Standard & Poor's 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Standard & Poor's 1500 Building Products Index	100.00	142.18	182.48	267.75	205.19	295.93
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2023, we repurchased 83,528 of our common shares in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2, 2023 through October 29, 2023	—	—	—	$207,771,240
October 30, 2023 through November 26, 2023	30,002	86.20	30,002	$205,185,027
November 27, 2023 through December 31, 2023	53,526	$90.38	53,526	$200,347,271
Total	83,528	$88.88	83,528
The Company's Board of Directors approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or through privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. The Arrangement Agreement with Owens Corning restricts our ability to repurchase our shares and therefore our share repurchase program is currently suspended through February 8, 2025, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.
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
As of December 31, 2023, since inception of the repurchase programs we have repurchased $809.7 million of our common shares and have $200.3 million available for repurchase in accordance with our share repurchase programs.
Item 6. [Reserved]

MASONITE INTERNATIONAL CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the years ended December 31, 2023, and January 1, 2023. For further discussion of our results of operations for the years ended January 1, 2023, and January 2, 2022, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2023, which was filed with the SEC on February 28, 2023, and which is incorporated herein by reference. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
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
We operate 64 manufacturing and distribution facilities in seven countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enables retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provide a strong platform for future growth.
Our reportable segments are currently organized and managed principally by end market: North American Residential, Europe and Architectural. In the year ended December 31, 2023, we generated net sales of $2,244.9 million or 79.3%, $247.0 million or 8.7% and $323.4 million or 11.4% in our North American Residential, Europe and Architectural segments, respectively. See "Segment Information" below for a description of our reportable segments.
During 2023, we continued to experience lower end market demand and negative impacts from macro-economic conditions such as rising interest rates, higher energy and fuel costs and unfavorable consumer sentiment. Base volumes decreased in our North American Residential segment due to expected new housing softness and declines in the residential repair, renovation and remodeling channel compared to the prior year. Consumer sentiment and inflationary pressures continued to negatively impact our Europe segment. Net sales growth in the Architectural segment was largely driven by increases in average unit price. The extent to which interest rates, supply chain disruptions, rising energy and fuel costs, consumer sentiment and global economic pressures impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

MASONITE INTERNATIONAL CORPORATION

The Acquisition
On February 8, 2024, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Owens Corning pursuant to which, subject to the terms and conditions of the Arrangement Agreement, Owens Corning, through Purchaser, agreed to acquire the Company for $133.00 per Share in an all-cash transaction. Pursuant to the Arrangement Agreement, following consummation of the Acquisition, the Company will be a wholly owned subsidiary of Owens Corning.
Pursuant to the terms of the Arrangement Agreement, and subject to the terms and conditions set forth therein, at the Effective Time, each Share (other than any Share that is held by Owens Corning or any of its subsidiaries or any Share as to which dissent rights have been properly exercised by the holder thereof in accordance with British Columbia law) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $133.00 in cash, without interest.
If the Arrangement Agreement is terminated under certain specified circumstances, we or Owens Corning will be required to pay a termination fee. We will be required to pay Owens Corning a termination fee of $75.0 million under specified circumstances, including (a) termination of the Arrangement Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement) prior to us receiving stockholder approval of the Acquisition, (b) termination by Owens Corning upon an Adverse Recommendation Change (as defined in the Arrangement Agreement), or (c) termination in certain circumstances by either Owens Corning or us upon failure to obtain Masonite Shareholder Approval (as defined in the Arrangement Agreement) or by Owens Corning if we breach our representations, warranties or covenants in a manner that would result in a failure of an applicable closing condition to be satisfied and, if curable, we fail to cure such breach during specific time periods, in each case, if certain other conditions are met. Owens Corning will be required to pay us a reverse termination fee under specified circumstances, including termination of the Arrangement Agreement due to a permanent injunction arising from Competition Laws (as defined in the Arrangement Agreement) when we are not then in material breach of any provision of the Arrangement Agreement and if certain other conditions are met, in an amount equal to $150.0 million.
The consummation of the Acquisition is subject to customary closing conditions, including, among others, (1) the adoption of a resolution approving the Acquisition by at least two-thirds of the votes cast on such resolution by our stockholders entitled to vote thereon and represented in person or by proxy at the applicable special meeting of our stockholders, (2) the issuance of interim and final orders by the Supreme Court of British Columbia approving the Acquisition, (3) the expiration or termination of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and the receipt of certain required regulatory clearances and approvals in other jurisdictions under applicable antitrust and foreign direct investment laws and regulations, including in Canada, Mexico and the United Kingdom, and (4) absence of any law, injunction, order or other judgment prohibiting, rendering illegal or permanently enjoining the consummation of the Acquisition. Each party’s obligation to consummate the Acquisition is also subject to the accuracy of the other party’s representations and warranties contained in the Arrangement Agreement (subject, with specified exceptions, to materiality or “Material Adverse Effect” standards), the other party’s performance of its covenants and agreements in the Arrangement Agreement in all material respects, and in the case of Purchaser’s obligation to consummate the Acquisition, the absence of any “Material Adverse Effect” relating to us.
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

MASONITE INTERNATIONAL CORPORATION

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
Product Pricing and Mix
The building products industry is highly competitive, and we therefore face pressure on sales prices of our products. In addition, our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. Our business in general is subject to changing consumer and industry trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or quickly react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, which could materially and adversely affect us. Changes in consumer preferences may also lead to increased demand for our lower margin products relative to our higher margin products, which could reduce our future profitability.
Business Wins and Losses
Our customers consist mainly of wholesalers and retail home centers. In fiscal year 2023, our top ten customers together accounted for approximately 50% of our net sales and our top customer, The Home Depot, Inc. accounted for approximately 20% of our net sales in fiscal year 2023. Net sales from customers that have accounted for a significant portion of our net sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. Certain customers perform periodic product line reviews to assess their product offerings, which have, on past occasions, led to business wins and losses. In addition, as a result of competitive bidding processes, we may not be able to increase or maintain the margins at which we sell our products to our customers.
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
In December 2023, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our Europe reportable segment (collectively, the "2024 Plan"). The optimization of our manufacturing capacity involves specific plants in the Europe segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2024 Plan include severance and closure charges and will continue throughout 2024. As of December 31, 2023, we expect to incur approximately $6 million to $9 million of additional charges related to the 2024 Plan. The actions taken as part of the 2024 Plan are expected to increase our annual earnings and cash flows by approximately $4 million to $6 million.
In December 2022, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges

MASONITE INTERNATIONAL CORPORATION

and will continue throughout 2024. The actions taken as part of the 2022 Plan are substantially complete and the annual earnings and cash flow savings realized were materially in line with expectations.
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
Inflation
In 2022 and 2023, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages, anti-dumping and countervailing duties and energy and fuel costs. Additionally, rising interest rates may impact the ability of end consumers to purchase our products. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or otherwise mitigate the impact of these inflationary pressures.

MASONITE INTERNATIONAL CORPORATION

Acquisitions and Divestitures
We are pursuing a strategic initiative of optimizing our global business portfolio. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
Acquisitions
•On October 19, 2023, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of Fleetwood Aluminum Products, LLC (“Fleetwood”), for total consideration of approximately $279.1 million. The total consideration was funded with a combination of cash on hand and borrowings under the ABL Facility. Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions for luxury homes.
•On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately $403.3 million. The total consideration was funded with borrowings under our Term Loan Facility and ABL Facility. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States.
Divestitures
•As previously disclosed, we are actively reviewing strategic alternatives for our Architectural segment, including a potential sale of some or all of the business. There can be no assurance that a potential transaction will be consummated or on what terms. The Arrangement Agreement with Owens Corning restricts our ability to dispose of certain businesses, properties or assets of the Company without Owens Corning’s prior consent. If a transaction is consummated, depending on the sale price, we could incur an impairment charge related to the book value of the segment's assets. This charge could be material.
•During the fourth quarter of 2022, we completed the liquidation of our legal entity in Turkey. As a result, we recognized $0.9 million in loss on disposal of subsidiaries.
•On June 14, 2021, we completed the sale of all of the capital stock of our Czech business for consideration of $7.0 million, net of cash disposed. The divestiture of this business resulted in a loss on sale of subsidiaries of $8.6 million, which was recognized during the second quarter of 2021 in the Europe segment.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023
Net sales	$2,830,695	$2,891,687
Cost of goods sold	2,164,978	2,217,792
Gross profit	665,717	673,895
Gross profit as a % of net sales	23.5%	23.3%
Selling, general and administration expenses	411,579	344,614
Selling, general and administration expenses as a % of net sales	14.5%	11.9%
Restructuring costs	10,130	1,904
Asset impairment	33,063	—
Loss on disposal of subsidiaries	—	850
Operating income	210,945	326,527
Interest expense, net	50,822	41,331
Other (income) expense, net	(2,087)	(5,001)
Income before income tax expense	162,210	290,197
Income tax expense	40,941	71,753
Net income	121,269	218,444
Less: net income attributable to non-controlling interests	3,042	4,211
Net income attributable to Masonite	$118,227	$214,233
Year Ended December 31, 2023, Compared with Year Ended January 1, 2023
Net Sales
Net sales in the year ended December 31, 2023, were $2,830.7 million, a decrease of $61.0 million or 2.1% from $2,891.7 million in the year ended January 1, 2023. Foreign exchange rate fluctuations negatively impacted net sales in the year ended December 31, 2023 by $9.7 million. The 2023 acquisitions increased net sales by $248.1 million or 8.6%. Excluding the exchange rate impact and our 2023 acquisitions, net sales would have decreased by $299.4 million or 10.4% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $400.0 million or 13.8% in 2023 compared to 2022. Net sales of components to external customers decreased $17.6 million or 0.6% in 2023 compared to 2022. Average unit price in 2023 increased net sales by $118.2 million or 4.1% compared to 2022.
Net Sales and Percentage of Net Sales by Reportable Segment

	Year Ended December 31, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$2,246,492	$247,539	$337,400	$15,410	$2,846,841
Intersegment sales	(1,610)	(571)	(13,951)	(14)	(16,146)
Net sales to external customers	$2,244,882	$246,968	$323,449	$15,396	$2,830,695
Percentage of consolidated external net sales	79.3%	8.7%	11.4%

MASONITE INTERNATIONAL CORPORATION

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$2,286,098	$282,989	$323,175	$20,293	$2,912,555
Intersegment sales	(2,456)	(2,220)	(16,192)	—	(20,868)
Net sales to external customers	$2,283,642	$280,769	$306,983	$20,293	$2,891,687
Percentage of consolidated external net sales	79.0%	9.7%	10.6%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the year ended December 31, 2023, were $2,244.9 million, a decrease of $38.7 million or 1.7% from $2,283.6 million in the year ended January 1, 2023. Foreign exchange rate fluctuations negatively impacted net sales in 2023 by $9.3 million. The 2023 acquisitions increased net sales by $248.1 million or 10.9%. Excluding the exchange rate impact and our 2023 acquisitions, net sales would have decreased by $277.5 million or 12.2% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $340.0 million or 14.9% in 2023 compared to 2022 due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Average unit price increased net sales in 2023 by $61.1 million or 2.7% compared to 2022. Net sales of components to external customers were $1.4 million higher in 2023 compared to 2022.
Europe
Net sales to external customers from facilities in the Europe segment in the year ended December 31, 2023, were $247.0 million, a decrease of $33.8 million or 12.0% from $280.8 million in the year ended January 1, 2023. Net sales in 2023 were positively impacted by $1.3 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have decreased by $35.1 million or 12.5% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales by $32.0 million or 11.4% compared to 2022 due to overall economic trends in the United Kingdom. Net sales of components to external customers were $2.9 million lower in 2023 compared to 2022. Average unit price decreased net sales in 2023 by $0.2 million or 0.1% compared to 2022.
Architectural
Net sales to external customers from facilities in the Architectural segment in the year ended December 31, 2023, were $323.4 million, an increase of $16.4 million or 5.3% from $307.0 million in the year ended January 1, 2023. Net sales in 2023 were negatively impacted by $1.6 million as a result of foreign exchange fluctuations. Excluding this exchange rate impact, net sales would have increased by $18.0 million or 5.9% due to changes in volume, average unit price and sales of components. Average unit price increased net sales in 2023 by $56.4 million or 18.4% compared to 2022. Lower base volume decreased net sales in 2023 by $28.0 million or 9.1% compared to 2022. Net sales of components to external customers were $10.4 million lower in 2023 compared to 2022.
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
Cost of goods sold as a percentage of net sales was 76.5% and 76.7% for the years ended December 31, 2023, and January 1, 2023, respectively. Material cost of sales and distribution as a percentage of net sales decreased by 3.1% and 0.4% in 2023 compared to 2022. The decrease in material cost of sales as a percentage of net sales was driven by lower inbound freight, tariff reductions and material cost savings projects. Distribution as a percentage of net sales decreased due to outbound freight deflation. Overhead, direct labor and depreciation as a percentage of net sales increased by 2.1%, 0.7% and 0.5%, respectively, compared to the 2022 period. Overhead as a percentage of net sales increased due to higher factory costs and wage inflation as compared to 2022. Direct labor as a percentage of net sales

MASONITE INTERNATIONAL CORPORATION

increased due to higher manufacturing wage and benefit inflation. The increase in depreciation as a percentage of net sales was driven by our 2023 acquisitions.
Selling, General and Administration Expenses
Selling, general and administration ("SG&A") expenses primarily include the costs for our sales organization and support staff at various plants and corporate offices. These costs include personnel costs for payroll, related benefits and stock based compensation expense; professional fees; depreciation and amortization of our non-manufacturing equipment and assets; environmental, health and safety costs; advertising expenses and rent and utilities related to administrative office facilities. In the year ended December 31, 2023, selling, general and administration expenses, as a percentage of net sales, were 14.5%, compared to 11.9% in the year ended January 1, 2023.
Selling, general and administration expenses in the year ended December 31, 2023, were $411.6 million, an increase of $67.0 million from $344.6 million in the year ended January 1, 2023. The overall increase was driven by incremental SG&A from the 2023 acquisitions of $42.7 million; a $12.3 million increase in non-cash items including loss (gain) on disposal of property, plant and equipment, depreciation and amortization, deferred compensation and share based compensation; $5.5 million in acquisition and due diligence related costs and legal costs related to the settlement of Canada class action litigation; a $5.2 million increase in professional and other fees to support growth; and a $1.3 million increase in personnel costs primarily driven by increased incentive compensation.
Restructuring Costs
Restructuring costs in the year ended December 31, 2023, were $10.1 million, compared to $1.9 million in the year ended January 1, 2023. Restructuring costs in 2023 primarily related to severance and closure costs associated with the 2022 Plan. Restructuring costs in the prior year period primarily related to closure costs associated with the 2022 Plan.
Asset Impairment
Asset impairment charges in the year ended December 31, 2023 were $33.1 million compared to none in the year ended January 1, 2023. Asset impairment charges in 2023 resulted from a goodwill impairment charge recorded in our Europe reporting unit. Refer to Note 14. Asset Impairment, in Item 8 of this Annual Report for additional information.
Loss on Disposal of Subsidiaries
Loss on disposal of subsidiaries represents the difference between proceeds received upon disposition and the book value of a subsidiary which has been divested and was excluded from treatment as a discontinued operation. Also included in loss on disposal of subsidiaries is recognition of the cumulative translation adjustment out of accumulated other comprehensive loss. Loss on disposal of subsidiaries was zero in the year ended December 31, 2023, compared to $0.9 million in the year ended January 1, 2023. The prior year loss arose as a result of the liquidation of our legal entity in Turkey and is comprised of $0.7 million relating to the recognition of cumulative translation adjustment out of accumulated other comprehensive loss and $0.2 million relating to the write-off of net assets.
Interest Expense, Net
Interest expense, net, in the year ended December 31, 2023, was $50.8 million, compared to $41.3 million in the year ended January 1, 2023. The increase in interest expense, net is primarily due to the incremental borrowings under the Term Loan Facility and ABL Facility related to the Endura and Fleetwood acquisitions.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements, pension settlement charges and other miscellaneous non-operating expenses. Other (income) expense, net, in the year ended December 31, 2023, was $2.1 million of income, compared to $5.0 million in the year ended January 1, 2023. The change in other (income) expense, net is primarily due to a change in non-recurring expense.

MASONITE INTERNATIONAL CORPORATION

Income Tax Expense
Income tax expense in the year ended December 31, 2023, was $40.9 million, compared to $71.8 million in the year ended January 1, 2023. The decrease in income tax expense is primarily due to the decrease in the overall pre-tax earnings and the mix of income and losses within the tax jurisdictions in which we operate.
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

MASONITE INTERNATIONAL CORPORATION

	Year Ended December 31, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$440,887	$10,709	$15,462	$(48,416)	$418,642
Adjusted EBITDA as a percentage of segment net sales	19.6%	4.3%	4.8%		14.8%

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$461,750	$28,774	$(3,748)	$(40,978)	$445,798
Adjusted EBITDA as a percentage of segment net sales	20.2%	10.2%	(1.2)%		15.4%

MASONITE INTERNATIONAL CORPORATION

The following reconciles Adjusted EBITDA to net income (loss) attributable to Masonite:

	Year Ended December 31, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$352,604	$(44,818)	$1,189	$(190,748)	$118,227
Plus:
Depreciation	55,927	9,635	12,016	13,567	91,145
Amortization	17,846	11,644	908	2,578	32,976
Share based compensation expense	—	—	—	23,638	23,638
Loss on disposal of property, plant and equipment	3,732	68	485	149	4,434
Restructuring costs	8,481	158	864	627	10,130
Asset impairment	—	33,063	—	—	33,063
Interest expense, net	—	—	—	50,822	50,822
Other expense (income), net	54	959	—	(3,100)	(2,087)
Income tax expense	—	—	—	40,941	40,941
Other items (1)	—	—	—	12,311	12,311
Net income attributable to non-controlling interest	2,243	—	—	799	3,042
Adjusted EBITDA	$440,887	$10,709	$15,462	$(48,416)	$418,642
(1) Other items include $12,311 in acquisition and due diligence related costs and legal costs related to the settlement of Canada class action litigation in the year ended December 31, 2023, and were recorded in selling, general and administration expenses within the consolidated statements of income and comprehensive income. Refer to Note 2. Acquisitions and Divestitures in Item 8 of this Annual Report for additional information.

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

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment decreased $20.9 million, or 4.5%, to $440.9 million in the year ended December 31, 2023, from $461.8 million in the year ended January 1, 2023. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $93.3 million and $89.5 million in 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment decreased $18.1 million, or 62.8%, to $10.7 million in the year ended December 31, 2023, from $28.8 million in the year ended January 1, 2023. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $7.1 million and $6.8 million in 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment increased $19.2 million or 512.5% to a gain of $15.5 million in the year ended December 31, 2023, from a loss of $3.7 million in the year ended January 1, 2023. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $10.1 million and $11.4 million in 2023 and 2022, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility, an accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs and capital expenditures. As of December 31, 2023, we did not have any material commitments for capital expenditures. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility and our Term Loan Facility along with our ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of December 31, 2023, we had $137.4 million of cash and cash equivalents, availability under our ABL Facility of $273.6 million and availability under our AR Sales Program of $25.9 million. Subject to certain exceptions, the Arrangement Agreement with Owens Corning restricts our ability to borrow more than $40.0 million under the ABL Facility in the aggregate without the prior consent of Owens Corning. We do not believe this restriction will impact our liquidity to meet our ongoing working capital and capital expenditure needs.
Cash Flows
Year Ended December 31, 2023, Compared with Year Ended January 1, 2023
Cash provided by operating activities was $407.7 million during the year ended December 31, 2023, compared to $189.2 million during the year ended January 1, 2023. This $218.5 million increase in cash provided by operating activities was due to $255.2 million in cash provided by working capital and other assets and liabilities, partially offset by a $36.7 million decrease in net income attributable to Masonite, adjusted for non-cash and non-operating items in 2023 compared to 2022.
Cash used in investing activities was $733.8 million during the year ended December 31, 2023, compared to $111.1 million during the year ended January 1, 2023. This $622.7 million increase in cash used in investing activities was primarily driven by a $626.8 million increase in cash used in the acquisition of Endura and the acquisition of Fleetwood (net of cash acquired), the absence of $6.3 million of proceeds from the sale of property, plant and equipment, and a $3.3 million increase in cash used in other investing activities, partially offset by $12.0 million of proceeds from repayment of a note receivable and a $1.7 million decrease in cash additions to property, plant and equipment in 2023 compared to 2022.
Cash provided by financing activities was $166.3 million during the year ended December 31, 2023, compared to cash used of $157.4 million during the year ended January 1, 2023. This $323.7 million increase in cash provided by financing activities was driven by a $218.3 million increase in cash provided by debt-related transactions, a $102.9 million decrease in cash used for repurchases of common shares, a $0.8 million decrease in cash used for tax withholding on share based awards and a $1.7 million decrease in distributions to non-controlling interests in 2023 compared to 2022.

MASONITE INTERNATIONAL CORPORATION

Share Repurchases
The Company's Board of Directors approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or through privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. The Arrangement Agreement with Owens Corning restricts our ability to repurchase our shares and therefore our share repurchase program is currently suspended through February 8, 2025, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.
The Company entered into an accelerated share repurchase ("ASR") transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter of 2022 with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling $85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of common shares outstanding were reduced at the dates of physical delivery. During the year ended December 31, 2023, we repurchased 517,525 of our common shares in the open market at an aggregate cost of $46.6 million. During the year ended January 1, 2023, we repurchased 1,679,919 of our common shares in the open market at an aggregate cost of $149.5 million.
As of December 31, 2023, since inception of the programs we have repurchased $809.7 million of our common shares and have $200.3 million available for repurchase in accordance with our share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of December 31, 2023, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of December 31, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
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
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 31, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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

MASONITE INTERNATIONAL CORPORATION

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
The Term Loan Credit Agreement requires us to maintain at all times a total leverage ratio of no more than 4.50:1.00. The Term Loan Credit Agreement contains change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2023, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility and there were no amounts outstanding.
ABL Facility
On January 31, 2019, we and certain of our subsidiaries entered into a $250.0 million asset-based revolving credit facility (the "ABL Facility") maturing on January 31, 2024, which replaced the previous facility. On October 28, 2022, we and certain of our subsidiaries entered into an amendment to the "ABL Facility" which, among other things, (i) increased the revolving credit commitments available thereunder by $100.0 million to an aggregate amount of $350.0 million and (ii) replaced the LIBOR-based interest rate applicable to borrowings thereunder in U.S. dollars with an interest rate based on the sum of (x) a "Term SOFR" rate published by the CME Group Benchmark Administration Limited (CBA) plus (y) 10 basis points ("Adjusted Term SOFR"). Additionally, on December 12, 2022, we and certain of our subsidiaries entered into an amendment to the ABL Facility, which, among other things, extended the maturity of the ABL Facility from January 31, 2024 to December 12, 2027. The terms of the ABL Facility remained otherwise substantially unchanged. In connection with the acquisition of Endura on January 3, 2023, the Company borrowed $100.0 million under the ABL Facility in order to fund a portion of the cash consideration paid. During the first quarter of 2023, we repaid all amounts outstanding under the ABL Facility. On October 18, 2023, we borrowed $85.0 million under the ABL Facility in order to fund a portion of the cash consideration paid in connection with the acquisition of Fleetwood. Subsequently, during the fourth quarter of 2023, we repaid all amounts outstanding under the ABL Facility.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restricts our ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma

MASONITE INTERNATIONAL CORPORATION

secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under existing exceptions). As of December 31, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility and there were no amounts outstanding under the ABL Facility.
Critical Accounting Policies and Estimates
Our significant accounting policies are fully disclosed in our annual consolidated financial statements included elsewhere in this Annual Report. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Business Acquisition Accounting
We account for business combinations under Financial Accounting Standard Board ("FASB") Accounting Standards Codification 805 "Business Combinations" using the acquisition method of accounting. We allocate the purchase price of our business acquisitions based on the fair value of identifiable tangible and intangible assets. Management estimates the fair value of assets and liabilities with the assistance of a third-party specialist, using a combination of the market, cost and income valuation methods. These valuation methods use inputs estimated by management, such as revenue and adjusted EBITDA forecasts, attrition and discount rates, projected capital spending, and estimates for sales costs, among others. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and after the acquisition date. The Company may adjust the amounts recognized for a business combination within the allowable measurement period that cannot exceed one year after the acquisition date. Any such adjustments would generally be recorded as increases or decreases to the goodwill recognized in the transaction. Upon the conclusion of a business acquisition's measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill
Goodwill is not amortized but instead is tested annually for impairment on the last day of fiscal November, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The test for impairment is performed at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Possible impairment of goodwill is first analyzed using qualitative factors such as macroeconomic and market conditions, changing costs and actual and projected performance, amongst others, to determine whether it is more likely than not that the book value of the reporting unit exceeds its fair value. If it is determined more likely than not that the book value exceeds fair value, a quantitative analysis is performed to test for impairment. When quantitative steps are determined necessary, the fair values of the reporting units are estimated through the use of discounted cash flow analyses and market multiples. If the carrying amount exceeds fair value, then goodwill is impaired. Any impairment in goodwill is measured as the excess of the carrying value of goodwill over the fair value. The inputs utilized to derive projected cash flows are subject to significant judgments and uncertainties. As such, the realized cash flows could differ significantly from those estimated. We performed a quantitative annual impairment test of our Europe reporting unit and determined that goodwill was impaired. Refer to Note 14. Asset Impairment, in Item 8 of this Annual Report for additional information. We performed a qualitative annual impairment test of our North American Residential reporting unit during the fourth quarter of 2023 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets with indefinite lives include certain trademarks and tradenames. Indefinite-lived intangible assets are tested for impairment annually on the last day of fiscal November, or more frequently if events or circumstances indicated that the carrying value may exceed the fair value. An impairment loss is recognized when the estimate of discounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the fair value of the asset, determined using discounted cash flows. We performed a qualitative impairment test during the fourth quarter of 2023 and determined that indefinite-lived intangible assets were not impaired.

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
Although we believe the measurement of liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcomes of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability is reversed, and a tax benefit is recognized in the period in which such determination is made. Conversely, additional tax charges are recorded in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.
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
Foreign Exchange Rate Risk
We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. In the years ended December 31, 2023, January 1, 2023, and January 2, 2022, approximately 21%, 26% and 32% of our net sales were generated outside of the United States, respectively. We also have substantial assets outside the United States. As a result, the volatility in the price of the U.S. dollar has exposed, and in the future may continue to expose, us to currency exchange risks. Also, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on many aspects of our financial results. Changes in currency exchange rates for any country in which we operate may require us to raise the prices of our products in that country or allow our competitors to sell their products at lower prices in that country. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss. Net gains from currency translation adjustments as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended December 31, 2023, were $19.1 million, which were primarily driven by strengthening of the Pound Sterling, the Canadian Dollar, the Mexican Peso, and the Euro in comparison to the U.S. dollar during the period.
When deemed appropriate, we enter into various derivative financial instruments to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments and certain anticipated foreign currency transactions. If not mitigated by derivative financial instruments, price increases or other methods, a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies in the jurisdictions in which we operate would result in an approximate $53.9 million translational decrease in our net sales and an approximate $0.2 million translational increase in our net income.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates with respect to borrowings under our Term Loan Facility and ABL Facility to the extent they are drawn on and due to our other financing, investing and cash management activities. As of December 31, 2023, and January 1, 2023, there were no outstanding borrowings under our Term Loan Facility or ABL Facility. On October 18, 2023, we borrowed $85.0 million under our ABL Facility in connection with the consummation of the Fleetwood acquisition. On January 3, 2023, we borrowed $250.0 million under our Term Loan Facility and $100.0 million under our ABL Facility in connection with the consummation of the Endura acquisition. As of December 31, 2023, we have repaid all amounts outstanding under the ABL Facility. A 100 basis point increase in the variable interest rate component of our borrowings as of February 2, 2024, would increase our annual interest expense by approximately $2.5 million.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing and other actions, which typically offset only a portion of the adverse impact. Inflation and deflation related to our purchases of certain commodity products could have an adverse impact on our operating results in the future. A hypothetical 10% inflationary increase in our material cost of goods sold would result in approximately $195.1 million of increased consolidated cost of goods sold. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers anti-dumping and countervailing duty petitions against Wood Mouldings and Millwork Products from Brazil and China, has had, and is expected to continue to have, an impact on our business and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Masonite International Corporation (the Company) as of December 31, 2023 and January 1, 2023, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Customer Relationships related to the Acquisitions of EPI Holdings, Inc. and Fleetwood Aluminum Products, LLC

Description of the Matter
As described in Note 2 to the consolidated financial statements, on January 3, 2023, the Company completed the acquisition of EPI Holdings, Inc. (Endura) and on October 19, 2023, the Company completed the acquisition of Fleetwood Aluminum Products, LLC (Fleetwood). The Company’s accounting for the acquisitions included determining the fair value of the intangible assets acquired, which included customer relationships of $108.6 million and $112.1 million for Endura and Fleetwood, respectively.

Auditing the Company’s valuation of customer relationships was complex due to the significant estimation uncertainty in determining the fair value of customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to the underlying significant assumptions including forecasted net sales growth rates for Endura, and EBITDA margins, customer attrition rates and discount rates for Endura and Fleetwood. These significant assumptions are forward looking and could be affected by future market or economic conditions, including industry and company-specific factors.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the customer relationships, we performed audit procedures that included, among others, evaluating the valuation methodology and testing the significant assumptions used in the valuations. For example, we compared the significant assumptions used by the Company to current industry and economic trends, and to historical results of the acquired business. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of customer relationships that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist in our evaluation of the Company’s valuation methodology and significant assumptions.

Valuation of Goodwill related to the Europe Reporting Unit

Description of the Matter
As discussed in Notes 1, 7, and 14 to the consolidated financial statements, the Company’s goodwill is assigned to its reporting units as of the acquisition date and is tested for impairment at the reporting unit level at least annually or whenever changes in circumstances may indicate the carrying amounts may not be recoverable. During the fourth quarter of 2023, the Company performed its annual impairment test, concluded that the Europe reporting unit was impaired, and recorded a goodwill impairment charge of $33.1 million.

Auditing management’s annual goodwill impairment test for the Europe reporting unit was complex and judgmental due to the significant estimation uncertainty in determining the fair value of the Europe reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as net sales growth rates, EBITDA margins and the discount rate. These significant assumptions are forward looking and could be affected by future market or economic conditions, including industry and company-specific factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including management’s review of the valuation model and the significant assumptions used in the valuation.

To test the estimated fair value of the Company’s Europe reporting unit, we performed audit procedures that included, among others, evaluating the valuation methodologies and testing the significant assumptions used in the valuation. For example, we compared the significant assumptions used by the Company to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist in our evaluation of the Company’s valuation methodologies and significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tampa, Florida
February 29, 2024

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net sales	$2,830,695	$2,891,687	$2,596,920
Cost of goods sold	2,164,978	2,217,792	1,985,141
Gross profit	665,717	673,895	611,779
Selling, general and administration expenses	411,579	344,614	308,430
Restructuring costs	10,130	1,904	5,567
Asset impairment	33,063	—	69,900
Loss on disposal of subsidiaries	—	850	8,590
Operating income	210,945	326,527	219,292
Interest expense, net	50,822	41,331	46,123
Loss on extinguishment of debt	—	—	13,583
Other (income) expense, net	(2,087)	(5,001)	15,620
Income before income tax expense	162,210	290,197	143,966
Income tax expense	40,941	71,753	44,772
Net income	121,269	218,444	99,194
Less: net income attributable to non-controlling interests	3,042	4,211	4,693
Net income attributable to Masonite	$118,227	$214,233	$94,501

Basic earnings per common share attributable to Masonite	$5.37	$9.51	$3.91
Diluted earnings per common share attributable to Masonite	$5.29	$9.41	$3.85

Comprehensive income:
Net income	$121,269	$218,444	$99,194
Other comprehensive income (loss):
Foreign currency translation gain (loss)	19,148	(35,637)	(3,175)
Pension and other post-retirement adjustment	447	(4,718)	2,250
Pension settlement charges	—	—	15,654
Amortization of actuarial net losses	805	22	1,336
Income tax expense related to other comprehensive income (loss)	1,811	(846)	(5,518)
Other comprehensive income (loss), net of tax:	22,211	(41,179)	10,547
Comprehensive income	143,480	177,265	109,741
Less: comprehensive income attributable to non-controlling interests	3,221	3,674	4,759
Comprehensive income attributable to Masonite	$140,259	$173,591	$104,982
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)

ASSETS	December 31, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$137,414	$296,922
Restricted cash	11,926	11,999
Accounts receivable, net	326,224	375,918
Inventories, net	391,199	406,828
Prepaid expenses and other assets	60,092	55,051
Income taxes receivable	26,544	16,922
Total current assets	953,399	1,163,640
Property, plant and equipment, net	747,970	652,329
Operating lease right-of-use assets	202,806	160,695
Investment in equity investees	20,378	16,111
Goodwill	294,710	69,868
Intangible assets, net	402,941	136,056
Deferred income taxes	26,658	16,133
Other assets	36,517	33,346
Total assets	$2,685,379	$2,248,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113,208	$111,526
Accrued expenses	240,476	223,046
Income taxes payable	3,400	14,361
Current portion of long-term debt	37,500	—
Total current liabilities	394,584	348,933
Long-term debt	1,049,384	866,116
Long-term operating lease liabilities	186,647	151,242
Deferred income taxes	120,278	79,590
Other liabilities	75,158	59,515
Total liabilities	1,826,051	1,505,396
Commitments and Contingencies (Note 10)
Equity:
Share capital: unlimited shares authorized, no par value, 21,835,474 and 22,155,035 shares issued and outstanding as of December 31, 2023, and January 1, 2023, respectively	525,232	520,003
Additional paid-in capital	231,332	226,514
Retained earnings	211,881	127,826
Accumulated other comprehensive loss	(120,192)	(142,224)
Total equity attributable to Masonite	848,253	732,119
Equity attributable to non-controlling interests	11,075	10,663
Total equity	859,328	742,782
Total liabilities and equity	$2,685,379	$2,248,178
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)

	December 31, 2023	January 1, 2023	January 2, 2022
Total equity, beginning of period	$742,782	$699,778	$695,117
Share capital:
Beginning of period	520,003	543,400	552,969
Common shares issued for delivery of share based awards	15,962	13,868	12,125
Common shares issued under employee stock purchase plan	1,654	1,573	1,593
Common shares repurchased and retired	(12,387)	(38,838)	(23,287)
End of period	525,232	520,003	543,400
Additional paid-in capital:
Beginning of period	226,514	222,177	223,666
Share based compensation expense	23,638	21,771	15,959
Common shares issued for delivery of share based awards	(15,962)	(13,868)	(12,125)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(2,544)	(3,359)	(5,001)
Common shares issued under employee stock purchase plan	(314)	(207)	(322)
End of period	231,332	226,514	222,177
Retained earnings:
Beginning of period	127,826	24,244	20,385
Net income attributable to Masonite	118,227	214,233	94,501
Common shares repurchased and retired	(34,172)	(110,651)	(90,642)
End of period	211,881	127,826	24,244
Accumulated other comprehensive loss:
Beginning of period	(142,224)	(101,582)	(112,063)
Other comprehensive income (loss) attributable to Masonite, net of tax	22,032	(40,642)	10,481
End of period	(120,192)	(142,224)	(101,582)
Equity attributable to non-controlling interests:
Beginning of period	10,663	11,539	10,160
Net income attributable to non-controlling interests	3,042	4,211	4,693
Other comprehensive income (loss) attributable to non-controlling interests, net tax	179	(537)	66
Dividends to non-controlling interests	(2,809)	(4,550)	(3,380)
End of period	11,075	10,663	11,539
Total equity, end of period	$859,328	$742,782	$699,778

Common shares outstanding:
Beginning of period	22,155,035	23,623,887	24,422,934
Common shares issued for delivery of share based awards	180,494	194,500	199,865
Common shares issued under employee stock purchase plan	17,470	16,567	15,091
Common shares repurchased and retired	(517,525)	(1,679,919)	(1,014,003)
End of period	21,835,474	22,155,035	23,623,887
See accompanying notes to the consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended
Cash flows from operating activities:	December 31, 2023	January 1, 2023	January 2, 2022
Net income	$121,269	$218,444	$99,194
Adjustments to reconcile net income to net cash flow provided by operating activities:
Loss on disposal of subsidiaries	—	850	8,590
Loss on extinguishment of debt	—	—	13,583
Depreciation	91,145	71,168	70,641
Amortization	32,976	17,127	21,341
Share based compensation expense	23,638	21,771	15,959
Deferred income taxes	(11,978)	6,024	4,881
Unrealized foreign exchange (gain) loss	(334)	820	(1,244)
Share of income from equity investees, net of tax	(3,888)	(4,768)	(4,858)
Dividend from equity investee	3,150	4,500	4,500
Pension and post-retirement funding, net of expense	(1,943)	(2,342)	15,448
Non-cash accruals and interest	4,483	(511)	1,678
Loss (gain) on sale of property, plant and equipment	4,434	(378)	1,316
Asset impairment	33,063	—	69,900
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	67,310	(39,056)	(56,831)
Inventories	102,625	(66,372)	(92,641)
Prepaid expenses and other assets	(14,329)	7,266	(8,021)
Accounts payable and accrued expenses	(23,459)	(33,302)	1,473
Other assets and liabilities	(20,432)	(12,044)	(8,452)
Net cash flow provided by operating activities	407,730	189,197	156,457

Cash flows from investing activities:
Additions to property, plant and equipment	(112,660)	(114,307)	(86,670)
Acquisition of businesses, net of cash acquired	(626,802)	—	(160)
Proceeds from sale of subsidiaries, net of cash disposed	—	(74)	7,001
Proceeds from sale of property, plant and equipment	67	6,413	6,027
Proceeds from repayment of note receivable	12,000	—	—
Other investing activities	(6,437)	(3,130)	(2,340)
Net cash flow used in investing activities	(733,832)	(111,098)	(76,142)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—	375,000
Repayments of long-term debt	(28,125)	—	(300,945)
Payment of debt extinguishment costs	—	—	(10,810)
Payment of debt issuance costs	(3,628)	—	(4,672)
Proceeds from borrowings on revolving credit facilities	185,019	—	—
Repayments of borrowings on revolving credit facilities	(185,019)	—	—
Tax withholding on share based awards	(2,544)	(3,359)	(5,001)
Distributions to non-controlling interests	(2,809)	(4,550)	(3,380)
Repurchases of common shares	(46,559)	(149,489)	(113,929)
Net cash flow provided by (used in) financing activities	166,335	(157,398)	(63,737)

Net foreign currency translation adjustment on cash	186	(3,285)	(307)
(Decrease) increase in cash, cash equivalents and restricted cash	(159,581)	(82,584)	16,271
Cash, cash equivalents and restricted cash, beginning of period	308,921	391,505	375,234
Cash, cash equivalents and restricted cash, at end of period	$149,340	$308,921	$391,505
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
Description of Business
Masonite International Corporation is one of the largest manufacturers of doors in the world, with significant market share in both interior and exterior door products. Masonite operates 64 manufacturing locations in seven countries and sells doors to customers throughout the world, including the United States, Canada and the United Kingdom.
Our workforce includes over 10,000 employees and contract personnel in seven different countries. This includes approximately 2,200 unionized employees, approximately 85% of whom are located in North America and with the remainder in various foreign locations. Nine of our North American facilities have individual collective bargaining agreements, which are negotiated locally and the terms of which vary by location.
Basis of Presentation
We prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Masonite International Corporation, a company incorporated under the laws of British Columbia, and its subsidiaries, as of December 31, 2023, and January 1, 2023, and for the years ended December 31, 2023, January 1, 2023, and January 2, 2022.
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
In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09," Revenue from Contracts with Customers" as if the entity had originated the contracts. The guidance was effective for fiscal years beginning after December 15, 2022, with early application permitted. We have adopted the new guidance as of January 2, 2023, the beginning of fiscal year 2023, and the adoption did not have a material impact on our financial statements or disclosures.
Other Recent Accounting Pronouncements not yet Adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures," which requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early application permitted. We did not early adopt and believe the adoption of this new guidance will not have a material impact on our financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. We did not early adopt and believe the adoption of this new guidance will not have a material impact on our financial statements.
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
(d) Restricted cash:
Restricted cash includes cash we have placed as collateral for standby letters of credit. The letters of credit guarantee payment to third parties in the event the company is in breach of contract terms as detailed in each letter of credit. As of December 31, 2023, and January 1, 2023, we had standby letters of credit totaling $2.0 million and $2.1 million, respectively. There were no amounts drawn upon these letters of credit as of December 31, 2023, or January 1, 2023.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(f) Inventories:
Raw materials, work in process and finished goods are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. In determining the net realizable value, we consider factors such as yield, turnover, expected future demand and past experience.
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
(g) Property, plant and equipment:
Property, plant and equipment are stated at cost. Depreciation is recorded based on the carrying values of buildings, machinery and equipment using the straight-line method over the estimated useful lives set forth as follows:

Useful Life (Years)
Buildings	20 - 40
Machinery and equipment
Tooling	10 - 25
Machinery and equipment	5 - 25
Molds and dies	20 - 25
Office equipment, fixtures and fittings	3 - 10
Information technology systems	5 - 15
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
The assets and liabilities relating to operating leases are included in operating lease right-of-use assets, accrued expenses, and long-term operating lease liabilities in our consolidated balance sheets. The assets and liabilities relating to finance leases are included in property, plant and equipment, net, accrued expenses and other liabilities in our consolidated balance sheets.
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
When developing our discounted cash flow analyses, a number of assumptions and estimates are involved to forecast operating cash flows, including future net sales growth, EBITDA margin, benefits from restructuring initiatives, income tax rates, capital spending, business initiatives and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on operating plans for the early years and historical relationships and long-term economic outlooks for our industry in later years. The discount rate is estimated for each specific reporting unit. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analyses. In the year ended December 31, 2023, we recorded $33.1 million in goodwill impairment charges in our Europe reporting unit. There were no impairment charges recorded against goodwill in 2022. In 2021, we

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
recorded $59.5 million in impairment charges related to the Architectural reporting unit. See Note 14 for further information.
(j) Intangible assets:
Intangible assets with definite lives include customer relationships, patents, system software development and acquired trademarks and tradenames. Definite lived intangible assets are amortized over their estimated useful lives. Information pertaining to the estimated useful lives of intangible assets is as follows:

	Estimated Useful Life (Years)	Estimated Useful Life
Customer relationships	10 - 15	Over expected relationship period
Patents	10 - 12	Over expected useful life
System software development	5 - 15	Over expected useful life
Acquired trademarks and tradenames	2 - 10	Over expected useful life
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(o) Share based compensation expense:
We have a share based compensation plan, which is described in detail in Note 12. We apply the fair value method of accounting using comprehensive valuation models, including the Black-Scholes-Merton option pricing model and the Monte Carlo simulation method, to determine the compensation expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(q) Product warranties:
We warrant certain qualitative attributes of our door products. We have recorded provisions for estimated warranty and related costs within accrued expenses on the consolidated balance sheets, based on historical experience and we periodically adjust these provisions to reflect actual experience. The rollforward of our warranty provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Balance at beginning of period	$3,881	$4,015	$4,635
Additions charged to expense	4,792	5,085	4,646
Deductions	(4,436)	(5,219)	(5,266)
Balance at end of period	$4,237	$3,881	$4,015
(r) Vendor rebates:
We account for cash consideration received from a vendor as a reduction of cost of goods sold and inventory, in the consolidated statements of income and comprehensive income and consolidated balance sheets, respectively. The cash consideration received represents agreed-upon vendor rebates that are earned in the normal course of operations.
(s) Advertising costs:
We recognize advertising costs as they are incurred. Advertising costs incurred primarily relate to tradeshows and are included within selling, general and administration expense in the consolidated statements of income and comprehensive income. Advertising costs were $20.0 million, $16.9 million and $14.2 million in the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
(t) Research and development costs:
We recognize research and development costs as they are incurred. Research and development costs incurred primarily relate to the development of new products and the improvement of manufacturing processes, and are primarily included within cost of goods sold in the consolidated statements of income and comprehensive income. These costs exclude the significant investments in other areas such as advanced automation. Research and development costs were $27.8 million, $21.2 million and $18.4 million in the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(x) Use of estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods. During 2023, there were no material changes in the methods or policies used to establish estimates and assumptions. Actual results may differ from our estimates.
2. Acquisitions and Divestitures
Acquisitions
Fleetwood
On October 19, 2023, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of Fleetwood Aluminum Products, LLC (“Fleetwood”). The total consideration for this acquisition amounted to approximately $279.1 million, inclusive of $26.2 million designated for potential purchase price adjustments and indemnification claims and which is currently held in an escrow account controlled by a third party. The total consideration was funded with a combination of cash on hand and borrowings under the ABL Facility. Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions for luxury homes. Their products include multi-slide and pocket glass patio doors, pivot and hinged glass entry doors and folding glass door wall systems, as well as accompanying premium window products. The acquisition aligns with the Doors That Do MoreTM strategy focused on bringing differentiated door systems to the residential market.
The Company has accounted for the acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed utilizing various valuation methods including replacement cost, market values and the income approach. The Company has not yet completed its evaluation and determination of the value of certain assets acquired and liabilities assumed, primarily involving (i) certain historical information used in the final valuation of intangible assets, and (ii) the final assessment and valuation of inventory and deferred income taxes, which could impact goodwill during the measurement period. The $73.5 million excess purchase price over the fair value of tangible and intangible assets acquired was allocated to goodwill. Goodwill represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as the delivery of luxury products, which supports our Doors That Do MoreTM strategy. This goodwill is deductible for tax purposes and relates to the North American Residential segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	Initial Purchase Price Allocation
Cash acquired	$5,169
Accounts receivable, net	5,584
Inventories, net	39,248
Prepaid expenses and other	957
Property, plant and equipment, net	8,072
Right-of-use asset	16,009
Intangible assets	163,900
Total assets acquired	238,939

Accounts payable and accrued expenses	(20,773)
Operating lease liability	(12,546)
Total liabilities assumed	(33,319)

Goodwill	73,464
Total purchase price	$279,084
The fair values of intangible assets acquired are based on management's estimates and assumptions including the income approach, the cost approach and the market approach. Customer relationships and patents acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $5.6 million.
Endura
On January 3, 2023, we completed the acquisition of 100% of the outstanding equity of EPI Holdings, Inc. ("Endura"), for total consideration of approximately $403.3 million, including an $18.0 million holdback which is payable 24 months after the acquisition date and was recorded in the consolidated balance sheets as a component of other liabilities. The total consideration was funded with borrowings under our Term Loan Facility and ABL Facility. Endura is a leading innovator and manufacturer of high-performance door frames and door system components in the United States. Endura’s product offerings include engineered frames, self-adjusting sill systems, weather sealing, multi-point locks and installation accessories used by builders and contractors in residential new construction as well as repair and remodeling applications. The acquisition is intended to accelerate our Doors That Do MoreTM strategy and maximize our growth potential. The $181.2 million excess purchase price over the fair value of tangible and intangible assets acquired was allocated to goodwill. The goodwill principally represents anticipated synergies to be gained from the integration into our existing business and acquisition of the assembled workforce. This goodwill is not deductible for tax purposes and relates to the North American Residential segment.
The Company has accounted for the acquisition as a business combination and allocated the estimated purchase price to the estimated fair values of assets acquired and liabilities assumed utilizing various valuation methods including replacement cost, market values and the income approach.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation
Cash acquired	$32,501	$(100)	$32,401
Accounts receivable, net	7,871	290	8,161
Inventories, net	44,183	35	44,218
Property, plant and equipment, net	54,373	10,520	64,893
Intangible assets	135,800	(7,400)	128,400
Other assets and liabilities, net	2,868	(38)	2,830
Total assets acquired	277,596	3,307	280,903

Accounts payable and accrued expenses	(15,088)	(190)	(15,278)
Deferred income taxes	(44,345)	849	(43,496)
Total liabilities assumed	(59,433)	659	(58,774)

Goodwill	189,938	(8,780)	181,158
Total purchase price	$408,101	$(4,814)	$403,287
The fair values of intangible assets acquired are based on management's estimates and assumptions including the income approach, the cost approach and the market approach. The intangible assets acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $8.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets acquired from the 2023 acquisitions consist of the following:

(In thousands, except useful life amounts)	Endura	Expected Useful Life (Years)	Fleetwood	Expected Useful Life (Years)
Customer relationships	$108,600	15	$112,100	12
Trademarks and trade names	6,600	10	25,200	Indefinite
Patents	13,200	12	22,600	10
Backlog	—		4,000	1
Total intangible assets acquired	$128,400		$163,900
The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2023 acquisitions which have been included in the consolidated statements of income and comprehensive income for the periods indicated subsequent to the acquisition date.

	Year Ended December 31, 2023
(In thousands)	Endura	Fleetwood	Total 2023 Acquisitions
Net sales	$231,347	$16,714	$248,061
Net (loss) income attributable to Masonite	11,897	(276)	11,621
Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to the respective acquisition dates. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and the additional debt incurred to fund the acquisition had been applied on the first day of the fiscal year prior to the respective acquisition date, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisition; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. As a result, the pro forma information below does not purport to represent actual results had the acquisition been consummated on the date indicated and it is not necessarily indicative of future results of operations.

	Year Ended
(In thousands, except per share information)	December 31, 2023	January 1, 2023
Net sales	$2,997,450	$3,313,374
Net income attributable to Masonite	156,207	215,776

Basic earnings per common share attributable to Masonite	$7.09	$9.58
Diluted earnings per common share attributable to Masonite	$6.99	$9.48
Divestitures
As previously disclosed, we are actively reviewing strategic alternatives for our Architectural segment, including a potential sale of some or all of the business. There can be no assurance that a potential transaction will be consummated or on what terms. The Arrangement Agreement with Owens Corning restricts our ability to dispose of certain businesses, properties or assets of the Company without Owens Corning’s prior consent. If a transaction is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
consummated, depending on the sale price, we could incur an impairment charge related to the book value of the segment's assets. This charge could be material.
During the fourth quarter of 2022, we completed the liquidation of our legal entity in Turkey. As a result, we recognized $0.9 million in loss on disposal of subsidiaries. The total charge consists of $0.7 million relating to the recognition of cumulative translation adjustment out of accumulated other comprehensive loss and $0.2 million relating to the write-off of net assets.
On June 14, 2021, we completed the sale of all the capital stock of our Czech business for consideration of $7.0 million, net of cash disposed. The divestiture of this business resulted in a loss on disposal of subsidiaries of $8.6 million, which was recognized in the second quarter of 2021 in the Europe segment. The total charge consisted of $5.1 million relating to the write-off of the net assets sold and other professional fees and $3.5 million relating to the recognition of the cumulative translation adjustment out of accumulated other comprehensive loss.
3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 65.2% and 62.3% of total accounts receivable as of December 31, 2023, and January 1, 2023, respectively. Our largest customer, The Home Depot, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2023, and January 1, 2023. In addition, Lowe's Companies, Inc. accounted for more than 10% of the consolidated gross accounts receivable balance as of December 31, 2023. No other individual customer accounted for greater than 10% of the consolidated gross accounts receivable balance at either December 31, 2023, or January 1, 2023.
The changes in the allowance for doubtful accounts were as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Balance at beginning of period	$2,480	$2,087	$2,809
Additions charged to expense	1,025	1,062	242
Deductions	(428)	(669)	(964)
Balance at end of period	$3,077	$2,480	$2,087
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	December 31, 2023	January 1, 2023
Raw materials	$296,747	$320,553
Finished goods	106,919	95,005
Provision for obsolete or aged inventory	(12,467)	(8,730)
Inventories, net	$391,199	$406,828
We carry an inventory provision which is the result of obsolete or aged inventory. The rollforward of our inventory provision is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Balance at beginning of period	$8,730	$6,117	$6,305
Additions charged to expense	8,044	7,692	3,402
Deductions	(4,307)	(5,079)	(3,590)
Balance at end of period	$12,467	$8,730	$6,117
5. Property, Plant and Equipment
The carrying amounts of our property, plant and equipment and accumulated depreciation were as follows as of the dates indicated:

(In thousands)	December 31, 2023	January 1, 2023
Land	$24,576	$21,415
Buildings	258,038	222,340
Machinery and equipment	961,180	837,407
Property, plant and equipment, gross	1,243,794	1,081,162
Accumulated depreciation	(495,824)	(428,833)
Property, plant and equipment, net	$747,970	$652,329
Total depreciation expense was $91.1 million, $71.2 million and $70.6 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of income and comprehensive income.
6. Leases
The following table summarizes the components of lease expense recorded in the consolidated statements of income and comprehensive income for the periods indicated:

(In thousands)	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Operating lease expense	$62,291	$49,972	$47,263
Finance lease expense
Amortization of leased assets	953	1,123	865
Interest on lease liabilities	1,414	1,356	1,443
Total lease expense	$64,658	$52,451	$49,571

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes a detail of lease assets and liabilities included in the consolidated balance sheet as of the period indicated:

(In thousands)	December 31, 2023	January 1, 2023
Operating lease right-of-use assets	$202,806	$160,695
Finance lease right-of-use assets (1)	24,447	25,409
Total lease assets, net	$227,253	$186,104

Current portion of operating lease liabilities	$32,299	$24,372
Long-term operating lease liabilities	186,647	151,242
Long-term finance lease liabilities	29,664	29,561
Total lease liabilities	$248,610	$205,175
____________
(1) Net of accumulated amortization of $4.5 million and $3.5 million, as of December 31, 2023, and January 1, 2023, respectively.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases as of the period indicated:

	December 31, 2023	January 1, 2023
Weighted-average remaining lease term (years)
Operating leases	10.5	11.2
Finance leases	25.6	26.6
Weighted-average discount rate (1)
Operating leases	4.9%	4.3%
Finance leases	4.8%	4.8%
____________
(1) Based on the Company's incremental borrowing rate at lease commencement or modification.
As of December 31, 2023, the future minimum lease payments under non-cancelable leases are as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year:
2024	$39,848	$1,471
2025	37,365	1,516
2026	30,798	1,693
2027	26,025	1,612
2028	23,253	1,520
Thereafter	128,883	47,607
Total minimum lease payments	286,172	55,419
Less imputed interest	(67,226)	(25,755)
Present value of future lease payments	$218,946	$29,664

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows as of the dates indicated:

(In thousands)	North American Residential	Europe	Total
January 2, 2022	$9,893	$67,209	$77,102
Foreign exchange fluctuations	(19)	(7,215)	(7,234)
January 1, 2023	9,874	59,994	69,868
Goodwill from 2023 acquisitions	254,622	—	254,622
Goodwill impairment	—	(33,212)	(33,212)
Foreign exchange fluctuations	8	3,424	3,432
December 31, 2023	$264,504	$30,206	$294,710
Within fiscal year 2023, the Company completed the acquisitions of Fleetwood and Endura. As part of these acquisitions, we recognized $254.6 million in combined goodwill. See Note 2. Acquisitions and Divestitures for further information.
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and at interim dates if indicators of impairment exist. Goodwill is assessed for impairment at the reporting unit level.
Gross goodwill before cumulative impairment charges and foreign exchange fluctuations in the Europe reporting unit was $60.0 million as of the beginning of 2023. During the year ended December 31, 2023, we recognized an asset impairment charge of $33.2 million related to a goodwill impairment charge due to weakening consumer confidence in the United Kingdom that continues to affect demand in the repair and remodel market, negative impacts from rising energy and fuel costs, partly attributable to geopolitical conflicts, as well as rising costs for raw materials and material supply constraints. The charge represents the amount by which the carrying value of the Europe reporting unit exceeded its fair value, and was recorded in the consolidated statements of income and comprehensive income and reduced the goodwill balance in the Europe reporting unit from $60.0 million to $26.8 million, excluding foreign exchange fluctuations. See Note 14 for further information.
Gross goodwill before cumulative impairment charges in the Architectural reporting unit was $59.5 million as of the beginning of 2021. As a result of manufacturing constraints in the Architectural reporting unit due to COVID-19 related absenteeism, material availability and production challenges, a goodwill impairment charge of $59.5 million was recorded to selling, general and administration expenses in 2021. The charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance in the Architectural reporting unit from $59.5 million to zero. See Note 14 for further information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and accumulated amortization values of our intangible assets were as follows as of the dates indicated:

	December 31, 2023			January 1, 2023
(In thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Definite life intangible assets:
Customer relationships	$391,646	$(162,021)	$229,625	$165,700	$(135,518)	$30,182
Patents	49,480	(32,304)	17,176	34,776	(29,665)	5,111
Software	61,190	(35,832)	25,358	37,187	(33,900)	3,287
Trademarks and tradenames	39,081	(20,340)	18,741	30,918	(15,827)	15,091
License Rights and Other	10,589	(2,241)	8,348	6,584	(84)	6,500
Total definite life intangible assets	551,986	(252,738)	299,248	275,165	(214,994)	60,171
Indefinite life intangible assets:
Trademarks and tradenames	103,693	—	103,693	75,885	—	75,885
Total intangible assets	$655,679	$(252,738)	$402,941	$351,050	$(214,994)	$136,056
Amortization of intangible assets was $31.4 million, $15.8 million and $20.2 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022 respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of income and comprehensive income.
The estimated future amortization of intangible assets with definite lives as of December 31, 2023, is as follows:

(In thousands)
Fiscal year:
2024	$41,800
2025	38,941
2026	33,457
2027	31,823
2028	23,107
8. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	December 31, 2023	January 1, 2023
Accrued payroll	$81,004	$69,224
Accrued rebates	51,457	50,200
Current portion of operating lease liabilities	32,299	24,372
Accrued interest	18,296	16,480
Other accruals	57,420	62,770
Total accrued expenses	$240,476	$223,046

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Long-Term Debt

(In thousands)	December 31, 2023	January 1, 2023
Senior unsecured notes, interest rate of 3.50%, due 2030	$375,000	$375,000
Senior unsecured notes, interest rate of 5.375%, due 2028	500,000	500,000
Term Loan Facility, interest rate of SOFR plus 2.25%, due 2027	221,875	—
Debt issuance costs	(9,991)	(8,884)
Total debt (including current portion)	1,086,884	866,116
Less: debt due within one year	(37,500)	—
Total long-term debt (excluding current portion)	$1,049,384	$866,116
Interest expense related to our consolidated indebtedness under our senior unsecured notes, Term Loan Facility and ABL Facility was $55.7 million, $41.3 million and $43.9 million for years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Debt issuance costs incurred in connection with the 2030 Notes and the 2028 Notes were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over their respective terms. Additionally, we pay interest on any outstanding principal under our Term Loan Facility and ABL Facility, each as defined below, and we are required to pay a commitment fee for unutilized commitments under the ABL Facility, both of which are recorded in interest expense as incurred.
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
The indenture governing the 2030 Notes contains limited covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur certain secured debt, (ii) engage in certain sale and leaseback transactions and (iii) merge or consolidate with other entities. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2030 Notes. The indenture governing the 2030 Notes contains customary events of default (subject to certain cases to customary grace and cure periods). As of December 31, 2023, we were in compliance with all covenants under the indenture governing the 2030 Notes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The indenture governing the 2028 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: (i) incur additional debt and issue disqualified or preferred stock, (ii) make restricted payments, (iii) sell assets, (iv) create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the parent company, (v) create or incur certain liens, (vi) enter into sale and leaseback transactions, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the indenture governing the 2028 Notes. In addition, if in the future the 2028 Notes have an investment grade rating from at least two nationally recognized statistical rating organizations, certain of these covenants will be terminated. The indenture governing the 2028 Notes contains customary events of default (subject in certain cases to customary grace and cure periods). As of December 31, 2023, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
Subsequent to the closing of the 2030 Notes offering, the 2026 Notes were redeemed, and the notes were considered extinguished as of July 26, 2021. Under the terms of the indenture governing the 2026 Notes, we paid the applicable premium of $10.8 million. Additionally, the unamortized debt issuance costs of $2.8 million relating to the 2026 Notes were written off in conjunction with the extinguishment of the 2026 Notes. The resulting loss on extinguishment of debt was $13.6 million and was recorded as part of income from continuing operations before income tax expense in the condensed consolidated statements of income and comprehensive income in 2021. Additionally, the cash payment of interest accrued was accelerated to the redemption date.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Term Loan Credit Agreement requires us to maintain at all times a total leverage ratio of no more than 4.50:1.00. The Term Loan Credit Agreement contains change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2023, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility and there were no amounts outstanding.
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
The ABL Facility contains various customary representations, warranties and covenants by us that, among other things, and subject to certain exceptions, restrict Masonite's ability and the ability of our subsidiaries to: (i) pay dividends on our common shares and make other restricted payments, (ii) make investments and acquisitions, (iii) engage in transactions with our affiliates, (iv) sell assets, (v) merge and (vi) create liens. The ABL Facility, among other things, (i) permits us to incur unlimited unsecured debt as long as such debt does not contain covenants or default provisions that are more restrictive than those contained in the ABL Facility, (ii) permits us to incur debt as long as the pro forma

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
secured leverage ratio is less than 4.5 to 1.0, and (iii) adds certain additional exceptions and exemptions under the restricted payment, investment and indebtedness covenants (including increasing the amount of certain debt permitted to be incurred under an existing exception). As of December 31, 2023, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $273.6 million under our ABL Facility and there were no amounts outstanding as of December 31, 2023.
Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of December 31, 2023:

(In thousands)	Scheduled Amortization Payments
Fiscal year:
2024	$37,500
2025	37,500
2026	37,500
2027	109,375
2028	500,000
Thereafter	375,000
Total aggregated principal value	$1,096,875

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
On November 3, 2023, the Company entered into a preliminary settlement agreement with the plaintiff class that would result in the resolution of all the plaintiffs’ underlying claims and lawsuits in exchange for a payment by the Company of approximately $0.9 million. As a result, for the year ended December 31, 2023, we paid approximately $0.9 million and recorded a charge in selling, general and administrative expense in the condensed consolidated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
statement of income and comprehensive income in connection with this matter. The preliminary settlement agreement is subject to court approval. A settlement approval hearing date has not yet been set.
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
Contract assets are represented by our trade accounts receivable balances on the consolidated balance sheets, and are described in Note 3. Accounts Receivable. There were no other material contract assets or liabilities as of December 31, 2023, or January 1, 2023. Our warranties are assurance-type warranties and do not represent separate performance obligations to our customers. There were no material impairment losses related to contract assets during the years ended December 31, 2023, January 1, 2023, or January 2, 2022.
12. Share Based Compensation Plans
Share based compensation expense was $23.6 million, $21.8 million and $16.0 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. As of December 31, 2023, the total remaining unrecognized compensation expense related to share based compensation amounted to $24.8 million, which will be amortized over the weighted average remaining requisite service period of 1.5 years. Share based compensation expense is recognized using a graded-method approach, or to a lesser extent a straight-line approach, depending on the terms of the individual award, and is classified within selling, general and administration expenses in the consolidated statements of income and comprehensive income. All forfeitures are accounted for as they occur. All share based awards are settled through issuance of new shares of our common stock. The share based award agreements contain restrictions on sale or transfer other than in limited circumstances. All other transfers would cause the share based awards to become null and void.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Directors on February 23, 2015, and approved by our shareholders on May 12, 2015 (as amended and restated, the "2012 Plan").
The 2021 Equity Plan and the 2012 Plan ("the Plans") were adopted because the Board of Directors believes that long-term incentive awards granted under the Plans will help to attract, motivate and retain employees and non-employee directors, align employee and stockholder interests and encourage a performance-based culture built on employee stock ownership. The Plans permit us to offer eligible directors, employees and consultants cash and share-based incentives, including stock options, stock appreciation rights, restricted stock, other share-based awards (including restricted stock units) and cash-based awards. The Plans are effective for ten years from the date of its adoption. Awards granted under the Plans are at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Human Resources and Compensation Committee may grant any award under the Plans in the form of a performance award. The Plans may be amended, suspended or terminated by the Board at any time; provided, that any amendment, suspension or termination which impairs the rights of a participant is subject to such participant's consent and; provided further, that certain material amendments are subject to shareholder approval. As of December 31, 2023, there were 773,165 shares of common stock available for future issuance under the 2021 Equity Plan.
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
Assets of the rabbi trust, other than Company stock, are recorded at fair value and included in other assets in the consolidated balance sheets. These assets in the rabbi trust are classified as trading securities and changes in their fair values are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. The liability relating to deferred compensation represents our obligation to distribute funds to the participants in the future and is included in other liabilities in the consolidated balance sheets. As of December 31, 2023, the liability and asset relating to deferred compensation had a fair value of $8.4 million and $7.5 million, respectively. As of January 1, 2023, the liability and asset relating to deferred compensation had a fair value of $7.2 million and $7.0 million, respectively. Any gain or loss relating to changes in the fair value of the deferred compensation liability is recognized in selling, general and administration expense in the consolidated statements of income and comprehensive income.
As of December 31, 2023, participation in the DCP is limited and no restricted stock awards have been deferred into the DCP.
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
The total fair value of SARs vested was $0.7 million, $0.8 million and $0.8 million, in the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Twelve Months Ended December 31, 2023	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	184,205	$2,153	$74.75	7.0
Granted	30,946		88.99
Exercised	(10,429)	281	64.72
Forfeited	(4,884)		90.58
Outstanding, end of period	199,838	$2,365	$77.09	6.4

Exercisable, end of period	142,388	$2,365	$71.34	5.6

Twelve Months Ended January 1, 2023	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	158,725	$7,324	$71.81	7.5
Granted	33,803		88.43
Exercised	(4,580)	169	56.51
Forfeited	(3,743)		96.15
Outstanding, end of period	184,205	$2,153	$74.75	7.0

Exercisable, end of period	124,842	$2,118	$66.14	6.3

Twelve Months Ended January 2, 2022	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	207,094	$7,409	$62.56	7.5
Granted	28,707		107.68
Exercised	(69,223)	4,305	57.79
Forfeited	(7,853)		82.76
Outstanding, end of period	158,725	$7,324	$71.81	7.5

Exercisable, end of period	81,474	$4,451	$63.32	6.9
The value of SARs granted in the year ended December 31, 2023, as determined using the Black-Scholes-Merton valuation model, was $1.0 million and is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated based on historical employee behavior and the contractual term of the options amongst other considerations. The weighted average grant date assumptions used for the SARs granted were as follows for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2023 Grants	2022 Grants	2021 Grants
SAR value (model conclusion)	$32.63	$26.52	$28.08
Risk-free rate	4.1%	2.0%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.4%	26.5%	25.2%
Expected term (years)	6.0	6.0	6.0
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

	Year Ended
	December 31, 2023		January 1, 2023		January 2, 2022
	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	313,753	$92.85	291,925	$88.66	319,675	$68.33
Granted	213,255	89.95	216,774	88.22	142,540	111.02
Delivered	(116,598)	93.34	(138,682)	78.51	(116,663)	66.40
Withheld to cover (1)	(22,738)		(23,319)		(24,471)
Forfeited	(47,648)	91.51	(32,945)	95.83	(29,156)	82.85
Outstanding, end of period	340,024	$91.02	313,753	$92.85	291,925	$88.66
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
RSUs granted during the year ended December 31, 2023, vest at specified future dates with only service requirements. The value of RSUs granted in the year ended December 31, 2023, was $19.2 million and is being recognized over the weighted average requisite service period of 2.0 years. During the year ended December 31, 2023, 139,336 RSUs vested at a fair value of $13.0 million.
Performance-based Restricted Stock Units
We have granted certain Performance-based Restricted Stock Units ("PRSUs") under the 2021 Equity Plan and the 2012 Plan. These PRSUs are settled with payouts ranging from zero to 200% of the target award value depending on performance goal achievement. The compensation expense for the PRSUs awarded is based on the fair value of the PRSUs at the date of grant, which is equal to the stock price on the date of grant, and is recognized over the requisite service period. In 2023, we granted certain PRSUs with an additional condition measured by Relative Total Shareholder Return ("TSR"). The compensation expense for these PRSUs is determined using the Monte Carlo simulation method. The PRSUs vest over a maximum of three years and call for the underlying shares to be delivered no later than 30 days following the vesting date unless the participant is subject to a blackout period. In such case, the shares are to be delivered once the blackout restriction has been lifted.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
	December 31, 2023		January 1, 2023		January 2, 2022
	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	310,678	$90.15	150,181	$84.47	168,382	$67.80
Granted	92,743	104.36	211,251	88.37	59,728	109.25
Performance adjustment (1)	17,139	79.25	25,234	57.19	14,474	63.05
Delivered	(63,432)	79.25	(52,265)	57.19	(60,252)	63.05
Withheld to cover (2)	(5,224)		(11,809)		(9,518)
Forfeited	(32,683)	94.94	(11,914)	94.50	(22,633)	78.20
Outstanding, end of period	319,221	$95.55	310,678	$90.15	150,181	$84.47
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
PRSUs granted during the year ended December 31, 2023, vest at specified future dates based on both performance and service requirements, while certain PRSUs also vest based on TSR. The value of PRSUs granted in the year ended December 31, 2023, was $9.7 million and is being recognized over the weighted average requisite service period of 3.0 years. During the year ended December 31, 2023, 68,656 PRSUs vested at a fair value of $5.4 million.
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
In December 2023, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our Europe reportable segment (collectively, the "2024 Plan"). The optimization of our manufacturing capacity involves specific plants in the Europe segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2024 Plan include severance and closure charges and will continue throughout 2024. As of December 31, 2023, we expect to incur approximately $6 million to $9 million of additional charges related to the 2024 Plan.
In December 2022, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
and will continue throughout 2024. As of December 31, 2023, we expect to incur approximately $3 million to $8 million of additional charges related to the 2022 Plan.
As previously stated, we have engaged in restructuring programs over the past several years. The 2019, 2020, and 2021 restructuring programs have been aggregated as "Other Plans" for this note. As of December 31, 2023, we do not expect to incur any material future charges related to the Other Plans.
The following table summarizes the restructuring charges recorded for the periods indicated:

	Year Ended December 31, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2024 Plan	$—	$158	$—	$—	$158
2022 Plan	8,481	—	864	627	9,972
Total Restructuring Costs	$8,481	$158	$864	$627	$10,130

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2022 Plan	$2,131	$—	$—	$—	$2,131
Other	(395)	—	79	89	(227)
Total Restructuring Costs	$1,736	$—	$79	$89	$1,904

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Other	$(149)	$—	$5,165	$551	$5,567
Total Restructuring Costs	$(149)	$—	$5,165	$551	$5,567

	Cumulative Amount Incurred Through
	December 31, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2024 Plan	$—	$158	$—	$—	$158
2022 Plan	10,612	—	864	627	12,103
Other	8,807	359	8,648	2,707	20,521
Total Restructuring Costs	$19,419	$517	$9,512	$3,334	$32,782
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	January 1, 2023	Severance	Closure Costs	Cash Payments	December 31, 2023
2024 Plan	$—	$158	$—	$(158)	$—
2022 Plan	—	5,657	4,315	(9,722)	250
Total	$—	$5,815	$4,315	$(9,880)	$250

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	January 2, 2022	Severance	Closure Costs	Cash Payments	January 1, 2023
2022 Plan	$—	$143	$1,988	$(2,131)	$—
Other	49	(30)	(197)	178	—
Total	$49	$113	$1,791	$(1,953)	$—

(In thousands)	January 3, 2021	Severance	Closure Costs	Cash Payments	January 2, 2022
Other	$1,783	$952	$4,615	$(7,301)	$49
Total	$1,783	$952	$4,615	$(7,301)	$49
14. Asset Impairment
During the year ended December 31, 2023, we recognized asset impairment charges of $33.1 million, net of foreign currency translation, related to a goodwill impairment charge in the Europe reporting unit due to weakening consumer confidence in the United Kingdom that continues to affect demand in the repair and remodel market, negative impacts from rising energy and fuel costs, partly attributable to geopolitical conflicts, as well as rising costs for raw materials and material supply constraints. The quantitative impairment test was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in a goodwill impairment charge. The charge represents the amount by which the carrying value of the Europe reporting unit exceeded its fair value, and was recorded in the consolidated statements of income and comprehensive income and reduced the goodwill balance in the Europe reporting unit from $60.0 million to $26.8 million, excluding foreign exchange fluctuations. See Note 7 for further information.
During the year ended January 2, 2022, we recognized asset impairment charges of $69.9 million, of which $59.5 million related to a goodwill impairment charge in the Architectural reporting unit as a result of manufacturing constraints due to COVID-19 related absenteeism, material availability and production challenges and $10.4 million related to assets in the Architectural segment and an asset in the Corporate & Other category as a result of announced plant closures under the 2021 and 2020 Plans. The quantitative impairment test in the Architectural reporting unit was conducted using multiple valuation techniques, including a discounted cash flow analysis and market approach, which utilizes Level 3 fair value inputs, and resulted in the goodwill impairment charge. The $10.4 million charge represents the amount by which the carrying value of the Architectural reporting unit exceeded its fair value and reduced the goodwill balance from $59.5 million to zero. The asset impairment charge was determined based upon the excess of the carrying values of property, plant and equipment over the respective fair values of such assets, determined using a discounted cash flows approach for each asset group. The fair value of the assets was determined to be $6.3 million, compared to a book value of $16.7 million, with the difference representing the asset impairment charges recorded in the consolidated statements of income and comprehensive income.
Each of these valuations was performed on a non-recurring basis and is categorized as having Level 3 valuation inputs as established by the FASB's Fair Value Framework. The Level 3 unobservable inputs include an estimate of future cash flows and the salvage value for each of the assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Income before income tax expense:
Canada	$38,602	$78,768	$44,935
Foreign	123,608	211,429	99,031
Total income before income tax expense	$162,210	$290,197	$143,966
Income tax expense for income taxes consists of the following:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Current income tax expense:
Canada	$10,870	$15,266	$9,392
Foreign	42,049	50,463	30,499
Total current income tax expense:	52,919	65,729	39,891

Deferred income tax (benefit) expense:
Canada	(7,793)	7,931	3,626
Foreign	(4,185)	(1,907)	1,255
Total deferred income tax (benefit) expense:	(11,978)	6,024	4,881
Income tax expense	$40,941	$71,753	$44,772

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Canadian statutory rate (inclusive of provincial rates) is 26.1%, 26.1% and 26.5% for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. A summary of the differences between expected income tax expense calculated at the Canadian statutory rate and the reported consolidated income tax expense (benefit) is as follows:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Income tax expense computed at statutory income tax rate	$42,386	$75,829	$38,137
Foreign rate differential	(12,456)	(10,045)	(12,370)
Permanent differences	(286)	(2,012)	3,843
Disposal of subsidiaries	—	287	1,651
Income attributable to a permanent establishment	206	(6,517)	2,608
Change in valuation allowance	(2,142)	5,202	1,569
Income tax credits	(4,606)	2,673	(5,591)
Foreign exchange gains (losses)	2,361	(2,271)	677
Change in tax rate	(681)	1,120	2,706
Goodwill impairment	7,632	—	11,296
Limitation on executive compensation	2,275	2,273	1,904
Withholding and other taxes	2,286	2,100	1,761
Nondeductible interest	4,486	1,970	—
Other	(520)	1,144	(3,419)
Income tax expense	$40,941	$71,753	$44,772

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023
Deferred tax assets:
Non-capital loss carryforwards	$27,587	$12,525
Capital loss carryforwards	7,697	7,753
Deferred interest expense	8,742	9,052
Accruals and reserves currently not deductible for tax purposes	21,727	20,268
Share based compensation	6,011	4,887
Income tax credits	1,149	872
Lease right-of-use assets	54,659	53,985
Capitalized research and development	6,816	5,732
Other	1,511	2,031
Total deferred tax assets	135,899	117,105
Valuation allowance	(12,113)	(14,102)
Total deferred tax assets, net of valuation allowance	123,786	103,003
Deferred tax liabilities:
Plant and equipment	(105,668)	(86,337)
Intangibles	(49,615)	(21,043)
Basis difference in subsidiaries	(7,682)	(7,469)
Unrealized foreign exchange loss	332	1,850
Lease liabilities	(50,299)	(48,889)
Other	(4,474)	(4,572)
Total deferred tax liabilities	(217,406)	(166,460)
Net deferred tax liability	$(93,620)	$(63,457)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of December 31, 2023, and January 1, 2023, a valuation allowance of $12.1 million and $14.1 million, respectively, has been established to reduce the deferred tax assets to an amount that is more likely than not to be realized. We have established valuation allowances on certain deferred tax assets resulting from loss carryforwards and other assets in Canada, Costa Rica and the United Kingdom.
The following is a rollforward of the valuation allowance for deferred tax assets:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Balance at beginning of period	$14,102	$10,286	$5,970
Additions charged to expense and other	590	10,252	4,473
Deductions	(2,579)	(6,436)	(157)
Balance at end of period	$12,113	$14,102	$10,286

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The losses carried forward for tax purposes are available to reduce future taxable income by $108.2 million. We can apply these losses against future taxable income based on the period of expiration as follows:

(In thousands)	Canada	Other Foreign	Total
2024-2029	$—	$3,376	$3,376
2030-2044	74,186	—	74,186
Indefinitely	—	30,598	30,598
Total tax losses carried forward	$74,186	$33,974	$108,160
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
As of December 31, 2023, and January 1, 2023, our unrecognized tax benefits were $6.8 million and $7.7 million, respectively, excluding interest and penalties. The unrecognized tax benefits would favorably impact the effective tax rate if the tax benefits were recognized. The unrecognized tax benefits are recorded in other long-term liabilities and as a reduction to related long-term deferred income taxes in the consolidated balance sheets. The changes to our unrecognized tax benefits were as follows:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Unrecognized tax benefit at beginning of period	$7,680	$7,592	$8,108
Gross increases in tax positions in current period	106	151	103
Gross decreases in tax positions in prior period	(488)	(173)	(108)
Gross increases in tax positions in prior period	56	110	—
Lapse of statute of limitations	(523)	—	(511)
Unrecognized tax benefit at end of period	$6,831	$7,680	$7,592
We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2023, January 1, 2023, and January 2, 2022, we recorded accrued interest of $0.7 million, $0.6 million and $0.4 million, respectively. Additionally, we have recognized a liability for accumulated penalties of $0.2 million, $0.3 million and $0.3 million, and accumulated interest of $3.2 million, $3.1 million and $2.8 million, respectively. The interest and penalties accrued related to unrecognized tax benefits would also favorably impact the effective tax rate if those benefits were recognized.
We estimate that the amount of unrecognized tax benefits will decrease within the 12 months following the reporting date by approximately $4.5 million due to lapse of statute of limitations.
We are subject to taxation in Canada, the United States and other foreign jurisdictions. As of December 31, 2023, we are no longer subject to Canadian income tax examination for years prior to 2019. Additionally, we are no longer subject to U.S. federal tax examinations for years prior to 2020. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2020, those attributes can still be audited when utilized on returns subject to audit. In state and local jurisdictions, we are no longer subject to income tax examination for years prior to 2017.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
are generally effective beginning January 1, 2023, and there was no significant impact to the consolidated financial statements as of December 31, 2023.
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

	Year Ended
(In thousands, except share and per share information)	December 31, 2023	January 1, 2023	January 2, 2022
Net income attributable to Masonite	$118,227	$214,233	$94,501

Shares used in computing basic earnings per share	22,031,168	22,532,722	24,176,846
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	314,312	239,743	385,687
Shares used in computing diluted earnings per share	22,345,480	22,772,465	24,562,533

Basic earnings per common share attributable to Masonite	$5.37	$9.51	$3.91
Diluted earnings per common share attributable to Masonite	$5.29	$9.41	$3.85

Anti-dilutive instruments excluded from diluted earnings per common share	97,805	223,968	28,707
The weighted average number of shares outstanding utilized for the diluted EPS calculation contemplates the exercise of all currently outstanding SARs and the conversion of all RSUs. The dilutive effect of such equity awards is calculated based on the weighted average share price for each fiscal period using the treasury stock method.
The Company's Board of Directors approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. In addition, the Company announced that its Board of Directors authorized it to enter into an accelerated share repurchase ("ASR") transaction as part of the new share repurchase program. The Company entered into an ASR transaction during the first quarter of 2022 with a third-party financial institution for the repurchase of $100.0 million of its outstanding common shares. At inception, pursuant to the agreement, the Company paid $100.0 million to the financial institution using cash on hand and received an initial delivery of 848,087 common shares on the same day. The final delivery of 319,678 common shares occurred in the second quarter. The $100.0 million ASR transaction was therefore completed in the second quarter with a total delivery of 1,167,765 common shares at a volume-weighted average price ("VWAP") per share minus an agreed upon discount totaling 85.63 per share. The cash paid was reflected as a reduction of equity at the initial delivery of shares and the number of shares outstanding were reduced at the dates of physical delivery.
The Arrangement Agreement (as defined herein) with Owens Corning restricts our ability to repurchase our shares and therefore our share repurchase program is currently suspended through February 8, 2025, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Certain information with respect to reportable segments is as follows for the periods indicated:

	Year Ended December 31, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$2,246,492	$247,539	$337,400	$15,410	$2,846,841
Intersegment sales	(1,610)	(571)	(13,951)	(14)	(16,146)
Net sales to external customers	$2,244,882	$246,968	$323,449	$15,396	$2,830,695

Adjusted EBITDA	$440,887	$10,709	$15,462	$(48,416)	$418,642
Depreciation and amortization	73,773	21,279	12,924	16,145	124,121
Interest expense, net	—	—	—	50,822	50,822
Income tax expense	—	—	—	40,941	40,941

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended January 1, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$2,286,098	$282,989	$323,175	$20,293	$2,912,555
Intersegment sales	(2,456)	(2,220)	(16,192)	—	(20,868)
Net sales to external customers	$2,283,642	$280,769	$306,983	$20,293	$2,891,687

Adjusted EBITDA	$461,750	$28,774	$(3,748)	$(40,978)	$445,798
Depreciation and amortization	42,958	21,061	12,374	11,902	88,295
Interest expense, net	—	—	—	41,331	41,331
Income tax expense	—	—	—	71,753	71,753

	Year Ended January 2, 2022
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$1,955,424	$342,172	$303,078	$20,014	$2,620,688
Intersegment sales	(2,526)	(7,640)	(13,602)	—	(23,768)
Net sales to external customers	$1,952,898	$334,532	$289,476	$20,014	$2,596,920

Adjusted EBITDA	$374,452	$60,624	$(2,704)	$(19,766)	$412,606
Depreciation and amortization	39,504	23,825	14,620	14,033	91,982
Interest expense, net	—	—	—	46,123	46,123
Income tax benefit	—	—	—	44,772	44,772

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of our consolidated net income attributable to Masonite to Adjusted EBITDA is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Net income attributable to Masonite	$118,227	$214,233	$94,501
Plus:
Depreciation	91,145	71,168	70,641
Amortization	32,976	17,127	21,341
Share based compensation expense	23,638	21,771	15,959
Loss (gain) on disposal of property, plant and equipment	4,434	(378)	1,316
Restructuring costs	10,130	1,904	5,567
Asset impairment	33,063	—	69,900
Loss on disposal of subsidiaries	—	850	8,590
Interest expense, net	50,822	41,331	46,123
Loss on extinguishment of debt	—	—	13,583
Other (income) expense, net	(2,087)	(5,001)	15,620
Income tax expense	40,941	71,753	44,772
Other items (1)	12,311	6,829	—
Net income attributable to non-controlling interest	3,042	4,211	4,693
Adjusted EBITDA	$418,642	$445,798	$412,606
____________
(1) Other items include $12,311 in acquisition and due diligence related costs and legal costs related to the settlement of Canada class action litigation in the year ended December 31, 2023, and $6,829 in acquisition and due diligence related costs in the year ended January 1, 2023, and were recorded in selling, general and administration expenses within the consolidated statements of income and comprehensive income.
We derive revenues from two major product lines: interior and exterior products. Additionally, we sell door components to external customers which are not otherwise consumed in our vertical operations. Sales for the product lines are summarized as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Net sales to external customers:
Interior products	$1,647,452	$1,871,103	$1,654,379
Exterior products	839,716	892,945	813,605
Components	343,527	127,639	128,936
Total	$2,830,695	$2,891,687	$2,596,920

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net sales information with respect to geographic areas exceeding 10% of consolidated net sales is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Net sales to external customers from facilities in:
United States	$2,247,062	$2,153,689	$1,776,180
Canada	289,877	395,938	364,179
United Kingdom	229,336	259,944	300,008
Other	64,420	82,116	156,553
Total	$2,830,695	$2,891,687	$2,596,920
In the years ended December 31, 2023, January 1, 2023, and January 2, 2022, net sales to The Home Depot, Inc., were $566.1 million, $630.7 million and $491.5 million, respectively, which are included in the North American Residential segment. No other individual customer's net sales exceeded 10% of consolidated net sales for any of the periods presented.
Geographic information regarding property, plant and equipment which exceed 10% of consolidated property, plant and equipment is as follows as of the dates indicated:

(In thousands)	December 31, 2023	January 1, 2023
United States	$526,691	$443,105
United Kingdom	77,490	58,246
Other (1)	143,789	150,978
Total	$747,970	$652,329
____________
(1) Except for the United States and United Kingdom, property, plant and equipment in any single country was less than 10% of consolidated property, plant and equipment, net.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Components of net periodic benefit cost:
Service cost	$—	$—	$331
Interest cost	—	—	1,516
Expected return on assets	—	—	(2,953)
Amortization of actuarial net losses	—	—	1,047
Settlement loss		—	23,343
Net pension expense (benefit)	$—	$—	$23,284
The weighted average actuarial assumptions adopted in measuring our U.S. accrued benefit obligations and costs prior to termination were as follows for the periods indicated:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Discount rate applied for:
Accrued benefit obligation	—%	—%	2.4%
Net periodic pension cost	—%	—%	2.4%
Expected long-term rate of return on plan assets	—%	—%	3.5%
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
United Kingdom Defined Benefit Pension Plan
We have a defined benefit pension plan in the United Kingdom ("U.K. Pension Plan"), which has been curtailed in prior years. The measurement date used for the accounting valuation of the U.K. Pension Plan was December 31, 2023. Information about the U.K. Pension Plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Components of net periodic benefit cost:
Interest cost	$981	$504	$366
Expected return on assets	(827)	(934)	(1,292)
Amortization of actuarial net losses	791	22	289
Net pension benefit	$945	$(408)	$(637)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Information with respect to the assets, liabilities and net plan assets (accrued benefit obligation) of the U.K. Pension Plan is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023
Pension assets:
Fair value of plan assets, beginning of year	$18,082	$33,389
Company contributions	2,087	2,021
Actual return on plan assets	909	(13,071)
Benefits paid	(958)	(1,006)
Translation adjustment	1,079	(3,251)
Fair value of plan assets, end of year	21,199	18,082
Pension liability
Accrued benefit obligation, beginning of year	20,071	33,002
Interest cost	981	504
Actuarial gain	(357)	(9,153)
Benefits paid	(958)	(1,006)
Translation adjustment	1,139	(3,276)
Accrued benefit obligation, end of year	20,876	20,071
Net plan assets (accrued benefit obligation), end of year	$323	$(1,989)
There were $0.4 million of actuarial gains during fiscal year 2023 primarily as a result of asset returns exceeding expectations over the year and future inflation being lower than previously anticipated. In addition, demographic assumptions were updated to imply lower life expectancy and lead to lower liabilities. This change was partially offset by the discount rate decreasing from 4.81% to 4.48%. There were $9.2 million of actuarial gains during fiscal year 2022 primarily as a result of a change in the discount rate from 1.83% to 4.81%. There were no material changes to any other key assumptions nor was there a significant demographic gain or loss.
Amounts deferred in AOCL is set forth for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023
Net actuarial loss	$6,389	$7,212
Prior service cost	443	440
Total amount recognized in AOCL, pre-tax	$6,832	$7,652
A reconciliation of the change in AOCL is set forth as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023
Net actuarial (gain) loss	$(439)	$4,852
Amortization of:
Prior service cost	(22)	(22)
Net actuarial loss from prior years	(769)	—
Translation adjustment	410	(490)
Change in AOCL, pre-tax	$(820)	$4,340

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

	Year Ended
	December 31, 2023		January 1, 2023
(In thousands)	Amount	% of Total Plan	Amount	% of Total Plan
Equity securities	$4,511	21.3%	$3,740	20.7%
Other	16,688	78.7%	14,342	79.3%
	$21,199	100.0%	$18,082	100.0%
Under the plan's investment policy and strategy, plan assets are invested to achieve a fully funded status based on actuarial calculations, maintain a level of liquidity that is sufficient to pay benefit and expense obligations when due, maintain flexibility in determining the future level of contributions and maximize returns within the limits of risk. The target asset allocation for plan assets in the U.K. Pension Plan for 2023 is 80% other securities and 20% equity securities. Other securities represent investments that are primarily invested in a mixture of debt and equity securities.
The weighted average actuarial assumptions adopted in measuring our U.K. accrued benefit obligations and costs were as follows for the periods indicated:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Discount rate applied for:
Accrued benefit obligation	4.5%	4.8%	1.8%
Net periodic pension cost	4.8%	1.7%	1.0%
Expected long-term rate of return on plan assets	4.3%	3.0%	4.1%
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2023, the estimated future benefit payments from the U.K. Pension Plan for the following future periods are set forth as follows:

(In thousands)	Expected Future Benefit Payments
Fiscal year:
2024	$1,054
2025	1,198
2026	1,174
2027	1,226
2028	1,301
Thereafter	7,152
Total estimated future benefit payments	$13,105
Expected contributions to the U.K. Pension Plan during 2024 are $2.2 million.
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
Defined Contribution Benefit Plans
We have defined contribution benefit plans covering certain U.S. and foreign subsidiary employees subject to eligibility requirements set up in accordance with local statutory requirements. Contributions made to these plans were $16.5 million, $16.1 million and $15.6 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Accumulated foreign exchange losses, beginning of period	$(132,001)	$(96,919)	$(93,684)
Foreign currency translation gain (loss)	19,148	(36,369)	(6,719)
Income tax benefit on foreign currency translation gain	9	18	6
Cumulative translation adjustment recognized upon deconsolidation of subsidiaries	—	732	3,544
Less: foreign exchange gain (loss) attributable to non-controlling interest	179	(537)	66
Accumulated foreign exchange losses, end of period	(113,023)	(132,001)	(96,919)

Accumulated pension and other post-retirement adjustments, beginning of period	(10,223)	(4,663)	(18,379)
Pension and other post-retirement adjustments	447	(4,718)	2,250
Income tax benefit (expense) on pension and other post-retirement adjustments	2,003	(858)	(437)
Amortization of actuarial net losses	805	22	1,336
Income tax expense on amortization of actuarial net losses	(201)	(6)	(258)
Pension settlement charges	—	—	15,654
Income tax expense on pension settlement charges	—	—	(4,829)
Accumulated pension and other post-retirement adjustments, end of period	(7,169)	(10,223)	(4,663)

Accumulated other comprehensive loss	$(120,192)	$(142,224)	$(101,582)

Other comprehensive income (loss), net of tax:	$22,211	$(41,179)	$10,547
Less: other comprehensive income (loss) attributable to non-controlling interest	179	(537)	66
Other comprehensive income (loss) attributable to Masonite	$22,032	$(40,642)	$10,481
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the year ended January 1, 2023, in the consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the consolidated statements of income and comprehensive income. Pension settlement charges are reclassified out of accumulated other comprehensive loss into other (income) expense, net, in the consolidated statements of income and comprehensive income.
Foreign currency translation gains as a result of translating our foreign assets and liabilities into U.S. dollars during the year ended December 31, 2023, were $19.1 million, primarily driven by strengthening of the Pound Sterling, the Canadian Dollar, the Mexican Peso, and the Euro in comparison to the U.S. dollar during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Year Ended
(In thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Transactions involving cash:
Interest paid	$57,719	$41,846	$42,703
Interest received	12,595	2,783	250
Income taxes paid	77,135	77,500	40,506
Income tax refunds	4,560	1,596	875
Cash paid for operating lease liabilities	37,643	33,451	29,886
Cash paid for finance lease liabilities	1,414	1,359	1,470
Non-cash transactions from operating activities:
Right-of-use assets acquired under operating leases	68,902	9,307	49,703
Holdback of portion of Endura purchase payable	18,000	—	—
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	December 31, 2023	January 1, 2023
Cash and cash equivalents	$137,414	$296,922
Restricted cash	11,926	11,999
Total cash, cash equivalents and restricted cash	$149,340	$308,921
Property, plant and equipment additions in accounts payable were $9.0 million and $10.4 million as of December 31, 2023, and January 1, 2023, respectively.
During the fourth quarter of 2018, we provided debt financing to a distribution company via an interest-bearing note that was scheduled to mature in 2028. The interest-bearing note receivable was carried at amortized cost, with the interest payable in kind at the election of the borrower. The note receivable balance was $12.6 million as of January 1, 2023. The note receivable was recorded in the consolidated balance sheets as a component of prepaid expenses and other assets as of January 1, 2023. On January 26, 2023, the note receivable was redeemed and fully repaid.
21. Variable Interest Entity
As of December 31, 2023, and January 1, 2023, we held an interest in one variable interest entity ("VIE"), Magna Foremost Sdn Bhd, which is located in Bintulu, Malaysia. The VIE is integrated into our supply chain and manufactures door facings. We are the primary beneficiary of the VIE based on the terms of the existing supply agreement with the VIE. As primary beneficiary via the supply agreement, we receive a disproportionate amount of earnings on sales to third parties in relation to our voting interest, and as a result, receive a majority of the VIE’s residual returns. Sales to third parties did not have a material impact on our consolidated financial statements. We also have the power to direct activities of the VIE that most significantly impact the entity’s economic performance. As its primary beneficiary, we have consolidated the results of the VIE. Our net cumulative investment in the VIE was comprised of the following as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	December 31, 2023	January 1, 2023
Current assets	$7,837	$5,699
Property, plant and equipment, net	7,652	8,056
Long-term deferred income taxes	544	1,170
Other assets	4,523	4,067
Current liabilities	(1,807)	(1,396)
Other long-term liabilities	(431)	(4)
Non-controlling interest	(4,028)	(3,229)
Net assets of the VIE consolidated by Masonite	$14,290	$14,363
Current assets include $3.0 million and $1.0 million of cash and cash equivalents as of December 31, 2023, and January 1, 2023, respectively. Assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. Furthermore, liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.
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

	December 31, 2023		January 1, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$324,956	$371,679	$303,870	$371,136
5.375% senior unsecured notes due 2028	$482,285	$496,609	$462,495	$495,868
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
23. Subsequent Events
Arrangement Agreement with Owens Corning
On February 8, 2024, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Owens Corning (“Owens Corning”), a Delaware corporation, and MT Acquisition Co LLC (“Purchaser”), a British Columbia unlimited liability company and a wholly owned subsidiary of Owens Corning. Subject to the terms and conditions of the Arrangement Agreement, Owens Corning, through Purchaser, agreed to acquire the Company for $133.00 per issued and outstanding share of our common stock, no par value (the “Shares”), in an all-cash transaction. Pursuant to the Arrangement Agreement, following consummation of implementation of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Acquisition”), the Company will be a wholly owned subsidiary of Owens Corning.
Pursuant to the terms of the Arrangement Agreement, and subject to the terms and conditions set forth therein, at the effective time of the Acquisition (the “Effective Time”), each Share (other than any Share that is held by Owens Corning or any of its subsidiaries or any Share as to which dissent rights have been properly exercised by the holder

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
thereof in accordance with British Columbia law) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $133.00 in cash, without interest.
If the Arrangement Agreement is terminated under certain specified circumstances, we or Owens Corning will be required to pay a termination fee. We will be required to pay Owens Corning a termination fee of $75.0 million under specified circumstances, including (a) termination of the Arrangement Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement) prior to us receiving stockholder approval of the Acquisition, (b) termination by Owens Corning upon an Adverse Recommendation Change (as defined in the Arrangement Agreement), or (c) termination in certain circumstances by either Owens Corning or us upon failure to obtain Masonite Shareholder Approval (as defined in the Arrangement Agreement) or by Owens Corning if we breach our representations, warranties or covenants in a manner that would result in a failure of an applicable closing condition to be satisfied and, if curable, we fail to cure such breach during specific time periods, in each case, if certain other conditions are met. Owens Corning will be required to pay us a reverse termination fee under specified circumstances, including termination of the Arrangement Agreement due to a permanent injunction arising from Competition Laws (as defined in the Arrangement Agreement) when we are not then in material breach of any provision of the Arrangement Agreement and if certain other conditions are met, in an amount equal to $150.0 million.
The consummation of the Acquisition is subject to customary closing conditions, including, among others, (1) the adoption of a resolution approving the Acquisition by at least two-thirds of the votes cast on such resolution by our stockholders entitled to vote thereon and represented in person or by proxy at the applicable special meeting of our stockholders, (2) the issuance of interim and final orders by the Supreme Court of British Columbia approving the Acquisition, (3) the expiration or termination of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and the receipt of certain required regulatory clearances and approvals in other jurisdictions under applicable antitrust and foreign direct investment laws and regulations, including in Canada, Mexico and the United Kingdom, and (4) absence of any law, injunction, order or other judgment prohibiting, rendering illegal or permanently enjoining the consummation of the Acquisition. Each party’s obligation to consummate the Acquisition is also subject to the accuracy of the other party’s representations and warranties contained in the Agreement (subject, with specified exceptions, to materiality or “Material Adverse Effect” standards), the other party’s performance of its covenants and agreements in the Agreement in all material respects, and in the case of Purchaser’s obligation to consummate the Acquisition, the absence of any “Material Adverse Effect” relating to us.
PGTI
On December 17, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PGT Innovations, Inc., (“PGTI”) in which Masonite would have acquired PGTI for a combination of cash and Masonite shares with a total transaction value of $3.0 billion. On January 15, 2024, PGTI delivered to Masonite a notice of receipt of a Superior Proposal (as defined in the Merger Agreement) in accordance with Section 6.04(d) of the Merger Agreement. On January 16, 2024, Masonite agreed to waive the four business day match period provided under the Merger Agreement. Accordingly, on January 16, 2024, PGTI terminated the Merger Agreement pursuant to Section 10.01(d)(i) thereunder, and, consistent with the terms of the Merger Agreement, paid to Masonite a termination fee of $84.0 million in cash. The termination fee will be recognized as other income in the consolidated statements of income and comprehensive income in 2024.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
Notwithstanding the above, the material weakness did not result in any material misstatements to the consolidated financial statements. Further, management believes and has concluded that the consolidated financial statements included in this report fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
As disclosed in Note 2 to the consolidated financial statements in Item 8 of this Annual Report, we acquired two businesses during the year ended December 31, 2023. In accordance with SEC regulations, management excluded acquisitions completed during 2023 from our assessment of internal control over financial reporting as of December 31, 2023, which Endura and Fleetwood comprised 8% and 1% of our consolidated net sales for the year ended December 31, 2023, respectively, and 28% of our consolidated total assets as of December 31, 2023. Based upon our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to a material weakness in its controls over business combinations, specific to the sufficiency of evidence supporting management's review activities.
The Company is currently taking actions to remediate this deficiency and believes that the implementation of business combination controls relating to finalizing the preliminary purchase allocations or to new business combinations will substantially remediate the material weakness identified. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included below, and which expresses an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023. See "Report of Independent Registered Public Accounting Firm" below.
Changes in Internal Control over Financial Reporting

Except for the determination by management of the material weakness in internal controls over financial reporting described above, there have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Masonite International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Masonite International Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria. Masonite International Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness related to the accounting for the Company's business combinations. The material weakness is specific to the sufficiency of evidence supporting Management's review activities.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EPI Holdings, Inc. (Endura) or Fleetwood Aluminum Products, LLC. (Fleetwood), which are included in the 2023 consolidated financial statements of the Company. For the year ended December 31, 2023, Endura and Fleetwood constituted 8% and 1% of net sales, respectively. As of December 31, 2023, Endura and Fleetwood constituted a combined 28% of total assets. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Endura or Fleetwood.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Masonite International Corporation as of December 31, 2023 and January 1, 2023, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Tampa, Florida
February 29, 2024

Item 9B. Other Information
Not applicable.
(b) Trading Plans
During the three months ended December 31, 2023, no director or Section 16 officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements in each case, as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2024 Annual General Meeting of Shareholders (the "2024 Proxy Statement"). Such information will be included under the captions "Election of Directors," "Corporate Governance; Delinquent Section 16(a) Reports," "Corporate Governance; Board and Committee Matters—Corporate Governance Guidelines and Code of Ethics," "Corporate Governance; Board and Committee Matters—Board Structure and Director Independence" and "Corporate Governance; Board and Committee Matters—Board Committees; Membership—Audit Committee."
The following table sets forth information as of February 29, 2024, regarding each of our executive officers:

Name	Age	Positions
Howard C. Heckes	59	President and Chief Executive Officer and Director
Russell T. Tiejema	55	Executive Vice President and Chief Financial Officer
Christopher O. Ball	46	President, Global Residential
Alexander A. Legall	55	Senior Vice President, Business Leader, Architectural
Randal A. White	53	Senior Vice President, Global Operations and Supply Chain
James C. Pelletier	46	Senior Vice President, General Counsel and Corporate Secretary
Robert A. Paxton	50	Senior Vice President, Human Resources
Catherine A. Shellabarger	53	Vice President, Chief Accounting Officer
Biographies
The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:
Howard C. Heckes, (age 59) has served as President and Chief Executive Officer of Masonite and as a Director of Masonite since June 2019. Mr. Heckes joined Masonite from Energy Management Collaborative where he served as Chief Executive Officer since 2017. From 2008 to 2017, Mr. Heckes served in a variety of operations roles at Valspar Corporation, now a subsidiary of The Sherwin-Williams Company, most recently overseeing Valspar's industrial coatings portfolio. Prior to joining Valspar, Mr. Heckes held various leadership roles at Newell Rubbermaid, including President of Sanford Brands and President of Graco Children's Products. Mr. Heckes is also a member of the Board of Directors of the AZEK Company Inc.
Russell T. Tiejema, (age 55) is Executive Vice President and Chief Financial Officer of Masonite. Mr. Tiejema joined Masonite in November 2015, from Lennox International, a global leader in the heating, ventilation, air conditioning and refrigeration industry, where he served as the Vice President of Finance and Chief Financial Officer of LII Residential, the largest reporting segment of Lennox International, since 2013. From 2011 to 2013, Mr. Tiejema served as the Vice President, Business Analysis & Planning, of Lennox International. Prior to joining Lennox in 2011, Mr. Tiejema spent 20 years with General Motors in a variety of financial leadership roles across a number of operating units and staffs, including Finance Director for GM Fleet & Commercial and Director of Financial Planning and Analysis.
Christopher O. Ball, (age 46) joined Masonite in September 2021 as President of the Global Residential Door Business. Prior to joining Masonite, Mr. Ball was with Cooper Tire & Rubber Company, a global manufacturer and marketer of consumer and commercial products, from 2018 to 2021, most recently serving as President - Americas, where he led the North American, Latin America and Global Commercial Truck business units. Prior to joining Cooper Tire, Mr. Ball held various roles at Whirlpool Corporation from 2003 to 2018, including leadership of sales and operations for the KitchenAid small appliance business and general management of the North America Laundry unit, Whirlpool's largest business.

Alexander A. Legall, (age 55) has served as Masonite’s Senior Vice President & Business Leader - Architectural since September 2020. Mr. Legall joined Masonite from Owens Corning, where he served in a variety of leadership roles with the company from 2012 to 2020, most recently as Vice President and General Manager of their North American Technical Insulation business from 2018 to 2020. Prior to joining Owens Corning, Mr. Legall was with Carrier Corporation for 18 years where he held multiple leadership roles both domestically and in Latin America.
Randal A. White, (age 53) joined Masonite in September 2017 as Senior Vice President, Global Operations and Supply Chain. Prior to joining Masonite, Mr. White was with Joy Global, Inc., a leading manufacturer of high productivity mining equipment now operating as Komatsu Mining, where he served in various operations and manufacturing roles since 2008, most recently serving as the Vice President Operations, Supply Chain, Quality and Operational Excellence (Lean) since 2014. Prior to joining Joy Global, Inc., Mr. White held various marketing and operational positions with Magnum Magnetics Inc. and Cooper Crouse-Hinds.
James C. Pelletier, (age 46) joined Masonite in April 2022 as the Senior Vice President, General Counsel and Secretary. Prior to joining Masonite, Mr. Pelletier was Senior Vice President, General Counsel and Secretary for Barnes Group Inc. from 2015 to 2022. Prior to joining Barnes Group Inc., Mr. Pelletier held corporate counsel positions as Associate Counsel with United Technologies Corporation from 2009 to 2015 and as Compliance Counsel for GE Aviation from 2007 to 2009. Mr. Pelletier began his career as an Associate with the law firm Orrick, Herrington, & Sutcliffe, LLP in Washington, D.C. and worked in the Office of the General Counsel at the U.S. Department of Commerce as an Attorney-Advisor within the Bureau of Industry and Security.
Robert A. Paxton, (age 50) has served as Masonite’s Senior Vice President, Human Resources since February 2018. Prior to joining Masonite, Mr. Paxton was with Owens Corning, a global developer and producer of insulation, roofing and fiberglass composites, where he served as Vice President, Human Resources and Vice President, Business Integration from May 2010 to February 2018. Prior to joining Owens Corning, he served as Senior Vice President, Human Resources of Broadwind Energy from 2008 to 2010. Prior to joining Broadwind, he served Whirlpool Corporation in various human resources leadership roles from 2002 to 2008, most recently serving as Vice President, Global Human Resources from 2007 to 2008. Mr. Paxton began his career with British Petroleum in 1995 to 2002.
Catherine A. Shellabarger, (age 53) has served as Masonite's Vice President, Chief Accounting Officer since May 2023 and joined Masonite as Vice President, Internal Audit in April 2019. Ms. Shellabarger is a Certified Public Accountant. Prior to joining the Company, from March 2018 to April 2019, Ms. Shellabarger served as managing director and founder of TCB LLC, an internal audit and risk management consulting firm. From August 2014 to March 2018, Ms. Shellabarger served as Vice President and Chief Audit Executive at CDK Global, a provider of retail technology and software as a service solutions for the automotive industry. Prior to that time, Ms. Shellabarger served in various accounting and internal auditing roles of increasing responsibility. Ms. Shellabarger started her career in the audit and business advisory services practice at Arthur Andersen LLP.
Item 11. Executive Compensation
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2024 Proxy Statement or the Form 10-K Amendment. Such information will be included in the 2024 Proxy Statement, or the Form 10-K Amendment, under the captions "Director Compensation", "Compensation Committee Report," "Compensation Discussion and Analysis" and "Corporate Governance; Board and Committee Matters—Compensation Interlocks and Insider Participation."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2024 Proxy Statement or the Form 10-K Amendment. Such information will be included in the 2024 Proxy Statement, or the Form 10-K Amendment, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2024 Proxy Statement or the Form 10-K Amendment. Such information will be included in the 2024 Proxy Statement or the Form 10-K Amendment under the captions "Corporate Governance; Board and Committee

Matters—Board Structure and Director Independence," "Corporate Governance; Board and Committee Matters—Board Committees; Membership" and "Certain Relationships and Related Party Transactions."

Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference into this Annual Report on Form 10‑K from the 2024 Proxy Statement or the Form 10-K Amendment. Such information will be included in the 2024 Proxy Statement or the Form 10-K Amendment under the caption "Appointment of Independent Registered Public Accounting Firm."

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:		Page No.
	1.	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	50
		Consolidated Statements of Income and Comprehensive Income	53
		Consolidated Balance Sheets	54
		Consolidated Statements of Changes in Equity	55
		Consolidated Statements of Cash Flows	56
		Notes to the Consolidated Financial Statements	57
	2.	Financial Statement Schedules
		All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule or the required information is otherwise included in the consolidated financial statements.
	3.	See "Index to Exhibits" below.
(b)	The exhibits listed on the "Index to Exhibits" below are filed or furnished with this Form 10‑K or incorporated by reference as set forth below.
(c)	Additional Financial Statement Schedules
	None.
INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
2.1
Securities Purchase Agreement, dated as of November 2, 2022, by and among Masonite, Endura, Endura Stockholders, Endura Warrant Holders and Endura’s equityholders’ representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on November 3, 2022)

2.2
Amendment to the Securities Purchase Agreement, dated as of December 30, 2022, by and among Buyer, Masonite, Endura, Endura Stockholders, Endura Warrant Holders and Endura’s equityholders’ representative (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on January 3, 2023)

2.3
Securities Purchase Agreement, dated as of October 19, 2023, by and among Masonite Corporation, Fleetwood Aluminum Products, LLC, certain selling parties and the sellers’ representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on October 19, 2023)

2.4
Arrangement Agreement, dated as of February 8, 2024, by and among Owens Corning, MT Acquisition Co ULC and Masonite International Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 8, 2024)

3.1
Amended and Restated Articles of Masonite International Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-11796) filed with the Securities and Exchange Commission on February 26, 2015)

4.1
Indenture, dated as of July 26, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 3.50% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-11796) filed with the Securities and Exchange Commission on July 27, 2021)

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

4.4	Form of 5.375% Senior Notes due 2028 (included in Exhibit 4.3)

Exhibit No.	Description
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
Form of Performance Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan (February 2023) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 011-11796) filed with the Securities and Exchange Commission on May 9, 2023)

10.3(h) #
Masonite International Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on May 18, 2015)

10.3(i) #
Form of Stock Appreciation Rights Agreement pursuant to the Masonite International Corporation 2012 Equity Incentive Plan for United States Employees (incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.3(j) #
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
10.3(l) #
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

10.4* #	2024 Masonite Incentive Plan (MIP) Plan Document
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
Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Robert A. Paxton (incorporated by reference to Exhibit 10.4(e) to the Company's Annual Report on Form 10-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 22, 2022)

10.5(e)* #
Employment Agreement, dated as of December 31, 2021, by and between Masonite International Corporation and Christopher O. Ball (incorporated by reference to Exhibit 10.5(f) to the Company's Annual Report on Form 10-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 28, 2023)

10.6 #
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 001-11796) filed with the Securities and Exchange Commission on August 19, 2013)

10.7(a)
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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Clawback Policy

Exhibit No.	Description
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, January 1, 2023, and January 2, 2022; (ii) the Registrant's Consolidated Balance Sheets as of December 31, 2023, and January 1, 2023; (iii) the Registrant's Consolidated Statements of Changes in Equity for the years ended December 31, 2023, January 1, 2023, and January 2, 2022; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended December 31, 2023, and January 1, 2023; and (v) the notes to the Registrant's Consolidated Financial Statements

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	February 29, 2024	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard C. Heckes	President and Chief Executive Officer and Director	February 29, 2024
Howard C. Heckes	(Principal Executive Officer)

/s/ Russell T. Tiejema	Executive Vice President and Chief Financial Officer	February 29, 2024
Russell T. Tiejema	(Principal Financial Officer)

/s/ Catherine A. Shellabarger	Vice President, Chief Accounting Officer	February 29, 2024
Catherine A. Shellabarger	(Principal Accounting Officer)

/s/ Robert J. Byrne	Director and Chairman of the Board	February 29, 2024
Robert J. Byrne

/s/ Jody L. Bilney	Director	February 29, 2024
Jody L. Bilney

/s/ Peter R. Dachowski	Director	February 29, 2024
Peter R. Dachowski

/s/ Jonathan F. Foster	Director	February 29, 2024
Jonathan F. Foster

/s/ Daphne E. Jones	Director	February 29, 2024
Daphne E. Jones

/s/ Barry A. Ruffalo	Director	February 29, 2024
Barry A. Ruffalo

/s/ Francis M. Scricco	Director	February 29, 2024
Francis M. Scricco

/s/ Jay I. Steinfeld	Director	February 29, 2024
Jay I. Steinfeld