Form 10-Q
period 2024-03-31
MASONITE INTERNATIONAL CORP
filed 2024-05-07
CIK 893691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
The registrant had outstanding 21,983,958 shares of Common Stock, no par value, as of May 3, 2024.

MASONITE INTERNATIONAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "might," "could," "will," "would," "should," "expect," "believes," "outlook," "predict," "forecast," "objective," "remain," "anticipate," "estimate," "potential," "continue," "plan," "project," "targeting," and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, subsequent reports on Form 10-Q and elsewhere in this Quarterly Report.
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
•our ability to successfully consummate and integrate mergers, acquisitions and dispositions, including the pending disposition of our Architectural reporting segment;
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
ii

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales	$668,339	$725,984
Cost of goods sold	502,869	555,493
Gross profit	165,470	170,491
Selling, general and administration expenses	152,644	101,705
Restructuring costs	1,394	3,678
Operating income	11,432	65,108
Interest expense, net	12,022	14,252
Other (income) expense, net	(85,250)	52
Income before income tax expense	84,660	50,804
Income tax expense	23,278	11,360
Net income	61,382	39,444
Less: net income attributable to non-controlling interests	327	953
Net income attributable to Masonite	$61,055	$38,491

Basic earnings per common share attributable to Masonite	$2.79	$1.74
Diluted earnings per common share attributable to Masonite	$2.74	$1.71

Comprehensive income:
Net income	$61,382	$39,444
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4,907)	8,949
Amortization of actuarial net losses	218	191
Income tax expense related to other comprehensive (loss) income	(9)	(45)
Other comprehensive (loss) income, net of tax:	(4,698)	9,095
Comprehensive income	56,684	48,539
Less: comprehensive income attributable to non-controlling interests	172	945
Comprehensive income attributable to Masonite	$56,512	$47,594

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$230,441	$137,414
Restricted cash	12,426	11,926
Accounts receivable, net	336,472	326,224
Inventories, net	383,866	391,199
Prepaid expenses and other assets	60,168	60,092
Income taxes receivable	27,928	26,544
Total current assets	1,051,301	953,399
Property, plant and equipment, net	743,900	747,970
Operating lease right-of-use assets	235,408	202,806
Investment in equity investees	21,360	20,378
Goodwill	294,846	294,710
Intangible assets, net	391,913	402,941
Deferred income taxes	10,420	26,658
Other assets	37,570	36,517
Total assets	$2,786,718	$2,685,379

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,392	$113,208
Accrued expenses	225,500	240,476
Income taxes payable	11,281	3,400
Current portion of long-term debt	37,500	37,500
Total current liabilities	425,673	394,584
Long-term debt	1,040,536	1,049,384
Long-term operating lease liabilities	226,058	186,647
Deferred income taxes	116,348	120,278
Other liabilities	58,049	75,158
Total liabilities	1,866,664	1,826,051
Commitments and Contingencies (Note 7)
Equity:
Share capital: unlimited shares authorized, no par value, 21,976,156 and 21,835,474 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	538,746	525,232
Additional paid-in capital	223,442	231,332
Retained earnings	272,936	211,881
Accumulated other comprehensive loss	(124,735)	(120,192)
Total equity attributable to Masonite	910,389	848,253
Equity attributable to non-controlling interests	9,665	11,075
Total equity	920,054	859,328
Total liabilities and equity	$2,786,718	$2,685,379

See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
Total equity, beginning of period	$859,328	$742,782
Share capital:
Beginning of period	525,232	520,003
Common shares issued for delivery of share based awards	12,504	12,372
Common shares issued under employee stock purchase plan	1,010	806
Common shares repurchased	—	(4,025)
End of period	538,746	529,156
Additional paid-in capital:
Beginning of period	231,332	226,514
Share based compensation expense	6,930	6,054
Common shares issued for delivery of share based awards	(12,504)	(12,372)
Common shares withheld to cover income taxes payable due to delivery of share based awards	(2,094)	(1,960)
Common shares issued under employee stock purchase plan	(222)	(226)
End of period	223,442	218,010
Retained earnings:
Beginning of period	211,881	127,826
Net income attributable to Masonite	61,055	38,491
Common shares repurchased	—	(10,692)
End of period	272,936	155,625
Accumulated other comprehensive loss:
Beginning of period	(120,192)	(142,224)
Other comprehensive (loss) income attributable to Masonite, net of tax	(4,543)	9,103
End of period	(124,735)	(133,121)
Equity attributable to non-controlling interests:
Beginning of period	11,075	10,663
Net income attributable to non-controlling interests	327	953
Other comprehensive loss attributable to non-controlling interests, net of tax	(155)	(8)
Dividends to non-controlling interests	(1,582)	(554)
End of period	9,665	11,054
Total equity, end of period	$920,054	$780,724

Common shares outstanding:
Beginning of period	21,835,474	22,155,035
Common shares issued for delivery of share based awards	130,179	142,943
Common shares issued under employee stock purchase plan	10,503	8,827
Common shares repurchased	—	(168,523)
End of period	21,976,156	22,138,282
See accompanying notes to the condensed consolidated financial statements.

MASONITE INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
Cash flows from operating activities:	March 31, 2024	April 2, 2023
Net income	$61,382	$39,444
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	27,568	21,485
Amortization	10,876	7,421
Share based compensation expense	6,930	6,054
Deferred income taxes	12,196	885
Unrealized foreign exchange gain	(234)	(97)
Share of income from equity investees, net of tax	(838)	(748)
Pension and post-retirement funding, net of expense	(683)	(509)
Non-cash accruals and interest	1,420	1,445
Loss on sale of property, plant and equipment	1,068	1,038
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,692)	(5,457)
Inventories	6,494	34,024
Prepaid expenses and other assets	(197)	(7,730)
Accounts payable and accrued expenses	8,362	(33,223)
Other assets and liabilities	5,670	(7,685)
Net cash flow provided by operating activities	133,322	56,347
Cash flows from investing activities:
Additions to property, plant and equipment	(25,764)	(27,827)
Acquisition of businesses, net of cash acquired	(392)	(353,618)
Proceeds from sale of property, plant and equipment	—	4
Proceeds from repayment of note receivable	—	12,000
Other investing activities	(455)	(3,511)
Net cash flow used in investing activities	(26,611)	(372,952)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250,000
Repayments of long-term debt	(9,375)	—
Payment of debt issuance costs	—	(3,628)
Proceeds from borrowings on revolving credit facilities	—	100,000
Repayments of borrowings on revolving credit facilities	—	(100,000)
Tax withholding on share based awards	(2,094)	(1,960)
Distributions to non-controlling interests	(1,582)	(554)
Repurchases of common shares	—	(14,717)
Net cash flow (used in) provided by financing activities	(13,051)	229,141
Net foreign currency translation adjustment on cash	(133)	855
Increase (decrease) in cash, cash equivalents and restricted cash	93,527	(86,609)
Cash, cash equivalents and restricted cash, beginning of period	149,340	308,921
Cash, cash equivalents and restricted cash, at end of period	$242,867	$222,312
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (the "Annual Report"). Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. For ease of disclosure, the 13-week periods are referred to as three-month periods and the 52- or 53-week periods are referred to as a year.
Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in the fiscal year 2023 audited consolidated financial statements, other than as noted below.
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. We adopted the new guidance as of January 1, 2024, the beginning of fiscal year 2024, and the adoption did not have a material impact on our financial statements.
Other Recent Accounting Pronouncements not yet Adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures," which requires public business entities to annually disclose specific categories in the rate reconciliation and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

provide additional information for reconciling items that meet a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early application permitted. We did not early adopt and believe the adoption of this new guidance will not have a material impact on our financial statements.
2. Acquisitions and Divestitures
Arrangement Agreement with Owens Corning
On February 8, 2024, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Owens Corning (“Owens Corning”), a Delaware corporation, and MT Acquisition Co LLC (“Purchaser”), a British Columbia unlimited liability company and a wholly owned subsidiary of Owens Corning. Subject to the terms and conditions of the Arrangement Agreement, Owens Corning, through Purchaser, agreed to acquire the Company for $133.00 per issued and outstanding share of our common stock, no par value (the “Shares”), in an all-cash transaction. Pursuant to the Arrangement Agreement, following consummation of implementation of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Transaction”), the Company will be a wholly owned subsidiary of Owens Corning.
Pursuant to the terms of the Arrangement Agreement, and subject to the terms and conditions set forth therein, at the effective time of the Transaction (the “Effective Time”), each Share (other than any Share that is held by Owens Corning or any of its subsidiaries or any Share as to which dissent rights have been properly exercised by the holder thereof in accordance with British Columbia law) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $133.00 in cash, without interest.
If the Arrangement Agreement is terminated under certain specified circumstances, we or Owens Corning will be required to pay a termination fee. We will be required to pay Owens Corning a termination fee of $75.0 million under specified circumstances, including (a) termination of the Arrangement Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement) prior to us receiving stockholder approval of the Transaction, (b) termination by Owens Corning upon an Adverse Recommendation Change (as defined in the Arrangement Agreement), or (c) termination in certain circumstances by either Owens Corning or us upon failure to obtain Masonite Shareholder Approval (as defined in the Arrangement Agreement) or by Owens Corning if we breach our representations, warranties or covenants in a manner that would result in a failure of an applicable closing condition to be satisfied and, if curable, we fail to cure such breach during specific time periods, in each case, if certain other conditions are met. Owens Corning will be required to pay us a reverse termination fee under specified circumstances, including termination of the Arrangement Agreement due to a permanent injunction arising from Competition Laws (as defined in the Arrangement Agreement) when we are not then in material breach of any provision of the Arrangement Agreement and if certain other conditions are met, in an amount equal to $150.0 million.
The consummation of the Transaction is subject to customary closing conditions, including, among others, (1) the adoption of a resolution approving the Transaction by at least two-thirds of the votes cast by our shareholders represented in person or by proxy at the special meeting, (2) the issuance of interim and final orders by the Supreme Court of British Columbia approving the Transaction, (3) the expiration or termination of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain required regulatory clearances and approvals in other jurisdictions under applicable antitrust and foreign direct investment laws and regulations, including in Canada, Mexico and the United Kingdom, and (4) the absence of any law, injunction, order or other judgment prohibiting, rendering illegal or permanently enjoining the consummation of the Transaction, certain of which are still pending. On April 25, 2024, Masonite shareholders approved the Transaction at a special meeting of shareholders and the applicable waiting period under the HSR Act expired at 11:59 p.m. on April 26, 2024. Each of Masonite’s and Owens Corning’s obligation to consummate the Transaction is also subject to the accuracy of the other party’s representations and warranties contained in the Arrangement Agreement (subject, with specified exceptions, to materiality or “Material Adverse Effect” standards), the other party’s performance of its covenants and agreements in the Arrangement Agreement in all material respects, and in the case of Purchaser’s obligation to consummate the Transaction, the absence of any “Material Adverse Effect” relating to us. The Transaction is currently expected to close by mid-2024, subject to the satisfaction (or waiver, if applicable) of each closing condition.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Acquisitions
Fleetwood
On October 19, 2023, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of Fleetwood Aluminum Products, LLC (“Fleetwood”). The total consideration for this acquisition amounted to approximately $279.5 million, inclusive of $26.2 million designated for potential purchase price adjustments and indemnification claims and which is currently held in an escrow account controlled by a third party. The total consideration was funded with a combination of cash on hand and borrowings under the ABL Facility. Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions for luxury homes. Their products include multi-slide and pocket glass patio doors, pivot and hinged glass entry doors and folding glass door wall systems, as well as accompanying premium window products. The acquisition aligns with the Doors That Do MoreTM strategy focused on bringing differentiated door systems to the residential market.
The Company has accounted for the acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed utilizing various valuation methods including replacement cost, market values and the income approach. The Company has not yet completed its evaluation and determination of the value of certain assets acquired and liabilities assumed, primarily involving (i) certain historical information used in the final valuation of intangible assets, and (ii) the final assessment and valuation of inventory and deferred income taxes, which could impact goodwill during the measurement period. The $73.9 million excess purchase price over the fair value of tangible and intangible assets acquired was allocated to goodwill. Goodwill represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as the delivery of luxury products, which supports our Doors That Do MoreTM strategy. This goodwill is deductible for tax purposes and relates to the North American Residential segment.
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation
Cash acquired	$5,169	$—	$5,169
Accounts receivable, net	5,584	—	5,584
Inventories, net	39,248	—	39,248
Prepaid expenses and other	957	—	957
Property, plant and equipment, net	8,072	—	8,072
Right-of-use asset	16,009	—	16,009
Intangible assets	163,900	—	163,900
Total assets acquired	238,939	—	238,939

Accounts payable and accrued expenses	(20,773)	—	(20,773)
Operating lease liability	(12,546)	—	(12,546)
Total liabilities assumed	(33,319)	—	(33,319)

Goodwill	73,464	392	73,856
Total purchase price	$279,084	$392	$279,476
The fair values of intangible assets acquired are based on management's estimates and assumptions including the income approach, the cost approach and the market approach. Customer relationships and patents acquired are not expected to have any residual value. The gross contractual value of acquired trade receivables was $5.6 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The following schedule represents the amounts of net sales and net income (loss) attributable to Masonite from the 2023 acquisitions that have been included in the consolidated statements of income and comprehensive income for the periods indicated subsequent to the acquisition date.

	Three Months Ended March 31, 2024
(In thousands)	Endura	Fleetwood	Total 2023 Acquisitions
Net sales	$53,434	$27,303	$80,737
Net income attributable to Masonite	3,440	1,682	5,122
For the three months ended April 2, 2023, Endura had $59.8 million in net sales and $4.5 million in net loss attributable to Masonite.
Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the Fleetwood acquisition had been included in our consolidated results beginning on the first day of the fiscal year prior to the acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entity to remove intercompany transactions and to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and the additional debt incurred to fund the acquisition had been applied on the first day of the fiscal year prior to the acquisition date, together with the consequential tax effects. The pro forma results do not reflect any cost savings or revenue enhancements that the combined companies may achieve as a result of the acquisition; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings and revenue enhancements. As a result, the pro forma information below does not purport to represent actual results had the acquisition been consummated on the date indicated and it is not necessarily indicative of future results of operations.

Three Months Ended
(In thousands, except per share information)	April 2, 2023
Net sales	$780,584
Net income attributable to Masonite	49,174

Basic earnings per common share attributable to Masonite	$2.22
Diluted earnings per common share attributable to Masonite	$2.19
Divestitures
On April 23, 2024, we entered into an agreement to sell our Architectural reporting segment for a purchase price of approximately $75 million subject to customary post-closing adjustments. We expect to complete the transaction in the second quarter of 2024. Refer to Note 16. Subsequent Events for additional information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Accounts Receivable
Our customers consist mainly of retailers, distributors and contractors. Our ten largest customers accounted for 62.5% and 65.2% of total accounts receivable as of March 31, 2024, and December 31, 2023, respectively. Each of our two largest customers, The Home Depot, Inc. and Lowe's Companies, Inc., accounted for more than 10% of the consolidated gross accounts receivable balance as of March 31, 2024, and December 31, 2023. The allowance for doubtful accounts balance was $1.8 million and $3.1 million as of March 31, 2024, and December 31, 2023, respectively.
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
Certain wood moldings and millwork products being imported into the U.S. are subject to anti-dumping and countervailing duties. Duty deposits are paid to the government at time of entry into the U.S. and may later be adjusted through an administrative review process.
4. Inventories
The amounts of inventory on hand were as follows as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$284,818	$296,747
Finished goods	112,647	106,919
Provision for obsolete or aged inventory	(13,599)	(12,467)
Inventories, net	$383,866	$391,199
5. Accrued Expenses
The details of our accrued expenses were as follows as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Accrued payroll	$61,581	$81,004
Accrued rebates	38,137	51,457
Current portion of operating lease liabilities	30,353	32,299
Accrued interest	8,428	18,296
Other accruals	87,001	57,420
Total accrued expenses	$225,500	$240,476

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-Term Debt

(In thousands)	March 31, 2024	December 31, 2023
Senior unsecured notes, interest rate of 3.50%, due 2030	$375,000	$375,000
Senior unsecured notes, interest rate of 5.375%, due 2028	500,000	500,000
Term Loan Facility, interest rate of SOFR plus 2.25%, due 2027	212,500	221,875
Debt issuance costs	(9,464)	(9,991)
Total debt (including current portion)	1,078,036	1,086,884
Less: debt due within one year	(37,500)	(37,500)
Total long-term debt (excluding current portion)	$1,040,536	$1,049,384
Interest expense related to our consolidated indebtedness under our senior unsecured notes, Term Loan Facility and ABL Facility was $12.1 million and $15.4 million for the three months ended March 31, 2024 and April 2, 2023, respectively.
3.50% Senior Notes due 2030
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"). The 2030 Notes bear interest at 3.50% per annum, payable in cash semiannually in arrears on February 15 and August 15 of each year and are due February 15, 2030. The 2030 Notes were issued at par.
Information concerning obligations under the 2030 Notes and the indenture governing them are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the indenture governing the 2030 Notes.
5.375% Senior Notes due 2028
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"). The 2028 Notes bear interest at 5.375%, payable in cash semiannually in arrears on February 1 and August 1 of each year and are due February 1, 2028. The 2028 Notes were issued at par.
Information concerning obligations under the 2028 Notes and the indenture governing them are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the indenture governing the 2028 Notes.
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
Obligations under the Term Loan Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by us and by certain of our directly or indirectly wholly owned subsidiaries organized in the United States and are secured by the equity in, and substantially all the assets of, such subsidiaries. The Term Loans were funded in an amount of $250.0 million and applied to finance a portion of the consideration payable in connection with the consummation of the Endura acquisition on January 3, 2023. We received net proceeds of $246.4 million after deducting

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$3.6 million of debt issuance costs. The debt issuance costs were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the Term Loan using the effective interest method.
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $249.1 million under our ABL Facility, and there were no amounts outstanding as of March 31, 2024.
Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of March 31, 2024:

(In thousands)	Scheduled Amortization Payments
Fiscal year:
2024 (remainder)	$28,125
2025	37,500
2026	37,500
2027	109,375
2028	500,000
Thereafter	375,000
Total aggregated principal value	$1,087,500
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
On November 3, 2023, the Company entered into a preliminary settlement agreement with the plaintiff class that would result in the resolution of all the plaintiffs’ underlying claims and lawsuits in exchange for a payment by the Company of approximately $0.9 million. As a result, for the year ended December 31, 2023, we paid approximately $0.9 million and recorded a charge in selling, general and administrative expense in the condensed consolidated statement of income and comprehensive income in connection with this matter. The preliminary settlement agreement is subject to court approval. A settlement approval hearing date has not yet been set.
8. Share Based Compensation Plans
Share based compensation expense was $6.9 million and $6.1 million for the three months ended March 31, 2024 and April 2, 2023, respectively. As of March 31, 2024, the total remaining unrecognized compensation expense related to share based compensation amounted to $41.4 million, which will be amortized over the weighted average remaining requisite service period of 1.8 years.
Equity Incentive Plans
Our equity incentive plans under the 2021 Equity Plan and 2012 Plan are described in detail and defined in our Annual Report. The aggregate number of common shares that can be issued with respect to equity awards under the 2021 Equity Plan cannot exceed 880,000 shares; plus the number of shares reserved for the 2012 Plan that is in excess of the number of shares related to outstanding grants; plus the number of shares subject to existing grants under the 2012 Plan that may expire or be forfeited or cancelled. As of March 31, 2024, there were 649,363 shares of common stock available for future issuance under the 2021 Equity Plan.
Deferred Compensation Plan
We offer to certain of our employees and directors a Deferred Compensation Plan, which is further described and defined in our Annual Report. As of March 31, 2024, the liability and asset relating to deferred compensation had a fair value of $9.8 million and $8.2 million, respectively. As of March 31, 2024, participation in the deferred compensation plan is limited and no restricted stock awards have been deferred into the deferred compensation plan. All plan investments are categorized as having Level 1 valuation inputs as established by the FASB’s Fair Value Framework.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

years, have a life of ten years and settle in common shares. It is assumed that all time-based SARs will vest. We recognize forfeitures of SARs in the period in which they occur.
The total fair value of SARs vested was $0.8 million during the three months ended March 31, 2024.

Three Months Ended March 31, 2024	Stock Appreciation Rights	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, beginning of period	199,838	$2,365	$77.09	6.4
Granted	—		—
Exercised	(2,211)	11	87.50
Cancelled and forfeited	(892)		107.68
Outstanding, end of period	196,735	$10,745	$76.83	6.3

Exercisable, end of period	166,359	$9,447	$74.66	5.9
The value of SARs granted is determined using the Black-Scholes-Merton valuation model, and the corresponding expense is expected to be recognized over the average requisite service period of 2.0 years. Expected volatility is based upon the historical volatility of our common shares amongst other considerations. The expected term is calculated based upon historical employee exercise behavior and the contractual term of the SAR amongst other considerations. As of March 31, 2024, there were no SARs granted.
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

Three Months Ended March 31, 2024	Total Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	340,024	$91.02
Granted	187,840	127.64
Delivered	(108,335)	93.54
Withheld to cover (1)	(8,033)
Forfeited	(4,417)	95.27
Outstanding, end of period	407,079	$107.15
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
RSUs granted during the three months ended March 31, 2024, vest at specified future dates with only service requirements. The value of RSUs granted in the three months ended March 31, 2024, was $24.0 million and is being recognized over the weighted average requisite service period of 2.0 years. During the three months ended March 31, 2024, 116,368 RSUs vested at a fair value of $10.9 million.
Performance-based Restricted Stock Units

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Three Months Ended March 31, 2024	Total Performance Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	319,221	$95.55
Granted	—	—
Performance adjustment (1)	—	—
Delivered	(21,730)	109.25
Withheld to cover (2)	(8,077)
Forfeited	(15,553)	108.72
Outstanding, end of period	273,861	$93.31
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
During the three months ended March 31, 2024, there were no PRSUs granted. During the three months ended March 31, 2024, 29,807 PRSUs vested at a fair value of $3.3 million.
9. Restructuring Costs
In December 2023, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our Europe reportable segment (collectively, the "2024 Plan"). The optimization of our manufacturing capacity involves specific plants in the Europe segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2024 Plan include severance and closure charges and will continue throughout 2024. As of March 31, 2024, we expect to incur approximately $5 million to $8 million of additional charges related to the 2024 Plan.
In December 2022, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges and will continue throughout 2024. As of March 31, 2024, we expect to incur approximately $2 million to $7 million of additional charges related to the 2022 Plan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the restructuring (benefit) costs recorded for the periods indicated:

	Three Months Ended March 31, 2024
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2024 Plan	$—	$961	$—	$—	$961
2022 Plan	450	—	—	(17)	433
Total Restructuring Costs	$450	$961	$—	$(17)	$1,394

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2022 Plan	$2,380	$—	$684	$614	$3,678
Total Restructuring (Benefit) Costs	$2,380	$—	$684	$614	$3,678

	Cumulative Amount Incurred Through March 31, 2024
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
2024 Plan	$—	$1,119	$—	$—	$1,119
2022 Plan	11,062	—	864	610	12,536
Total Restructuring Costs	$11,062	$1,119	$864	$610	$13,655
The changes in the accrual for restructuring by activity were as follows for the periods indicated:

(In thousands)	December 31, 2023	Severance	Closure Costs	Cash Payments	March 31, 2024
2024 Plan	$—	$845	$116	$(929)	$32
2022 Plan	—	352	81	(433)	—
Total	$—	$1,197	$197	$(1,362)	$32
10. Income Taxes
The effective tax rate differs from the Canadian statutory rate of 26.13% primarily due to mix of earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory rate. In addition, we recognized $1.1 million of income tax benefit due to exercise and delivery of share based awards during the three months ended March 31, 2024, compared to zero income tax benefit during the three months ended April 2, 2023.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(In thousands, except share and per share information)	Three Months Ended
	March 31, 2024	April 2, 2023
Net income attributable to Masonite	$61,055	$38,491

Shares used in computing basic earnings per share	21,891,366	22,183,068
Effect of dilutive securities:
Incremental shares issuable under share compensation plans	431,382	297,165
Shares used in computing diluted earnings per share	22,322,748	22,480,233

Basic earnings per common share attributable to Masonite	$2.79	$1.74
Diluted earnings per common share attributable to Masonite	$2.74	$1.71

Anti-dilutive instruments excluded from diluted earnings per common share	1,383	191,385
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
Certain information with respect to reportable segments is as follows for the periods indicated:

	Three Months Ended March 31, 2024
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$531,357	$58,487	$78,743	$3,765	$672,352
Intersegment sales	(714)	(95)	(3,204)	—	(4,013)
Net sales to external customers	$530,643	$58,392	$75,539	$3,765	$668,339

Adjusted EBITDA	$106,801	$1,941	$4,816	$(16,458)	$97,100

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$569,429	$63,716	$92,861	$5,349	$731,355
Intersegment sales	(390)	(22)	(4,959)	—	(5,371)
Net sales to external customers	$569,039	$63,694	$87,902	$5,349	$725,984

Adjusted EBITDA	$107,881	$5,151	$5,350	$(12,217)	$106,165

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of our net income attributable to Masonite to consolidated Adjusted EBITDA is set forth as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Net income attributable to Masonite	$61,055	$38,491
Plus:
Depreciation	27,568	21,485
Amortization	10,876	7,421
Share based compensation expense	6,930	6,054
Loss on disposal of property, plant and equipment	1,068	1,038
Restructuring costs	1,394	3,678
Interest expense, net	12,022	14,252
Other (income) expense, net (1)	(85,250)	52
Income tax expense	23,278	11,360
Other items (2)	37,832	1,381
Net income attributable to non-controlling interest	327	953
Adjusted EBITDA	$97,100	$106,165
(1) Other (income) expense, net includes $85,250 in income primarily related to the PGTI termination fee received in the three months ended March 31, 2024.
(2) Other items include $37,832 and $1,381 in acquisition, retention and due diligence related costs in the three months ended March 31, 2024 and April 2, 2023, respectively, and were recorded in selling, general and administration expenses within the condensed consolidated statements of comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income
A rollforward of the components of accumulated other comprehensive loss is as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Accumulated foreign currency translation losses, beginning of period	$(113,023)	$(132,001)
Foreign currency translation (loss) gain	(4,907)	8,949
Income tax (benefit) expense on foreign currency translation loss	(9)	—
Less: foreign currency translation (loss) gain attributable to non-controlling interest	(155)	(8)
Accumulated foreign currency translation losses, end of period	(117,784)	(123,044)

Accumulated pension and other post-retirement adjustments, beginning of period	(7,169)	(10,223)
Amortization of actuarial net losses	218	191
Income tax expense on amortization of actuarial net losses	—	(45)
Accumulated pension and other post-retirement adjustments	(6,951)	(10,077)

Accumulated other comprehensive loss	$(124,735)	$(133,121)

Other comprehensive (loss) income, net of tax	$(4,698)	$9,095
Less: other comprehensive (loss) income attributable to non-controlling interest	(155)	(8)
Other comprehensive (loss) income attributable to Masonite	$(4,543)	$9,103
Cumulative translation adjustments are reclassified out of accumulated other comprehensive loss into loss on disposal of subsidiaries in the condensed consolidated statements of income and comprehensive income. Actuarial net losses are reclassified out of accumulated other comprehensive loss into cost of goods sold in the condensed consolidated statements of income and comprehensive income.
Foreign currency translation losses as a result of translating our foreign assets and liabilities into U.S. dollars during the three months ended March 31, 2024, were $4.9 million, primarily driven by the weakening of the Canadian dollar, the British pound sterling and the Euro in comparison to the U.S. dollar during the period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Supplemental Cash Flow Information
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Transactions involving cash:
Interest paid	$25,356	$23,872
Interest received	4,422	2,210
Income taxes paid	5,185	16,267
Income tax refunds	447	41
Cash paid for operating lease liabilities	9,302	9,095
Cash paid for finance lease liabilities	354	358
Non-cash transactions:
Right-of-use assets acquired under operating leases	43,414	11,374
Holdback of portion of Endura purchase payable	18,000	18,000
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$230,441	$137,414
Restricted cash	12,426	11,926
Total cash, cash equivalents and restricted cash	$242,867	$149,340
Property, plant and equipment additions in accounts payable were $9.5 million and $9.0 million as of March 31, 2024, and December 31, 2023, respectively.
On December 17, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PGT Innovations, Inc., (“PGTI”) in which Masonite would have acquired PGTI for a combination of cash and Masonite shares with a total transaction value of $3.0 billion. On January 15, 2024, PGTI delivered to Masonite a notice of receipt of a Superior Proposal (as defined in the Merger Agreement) in accordance with Section 6.04(d) of the Merger Agreement. On January 16, 2024, Masonite agreed to waive the four business day match period provided under the Merger Agreement. Accordingly, on January 16, 2024, PGTI terminated the Merger Agreement pursuant to Section 10.01(d)(i) thereunder, and, consistent with the terms of the Merger Agreement, Masonite received a termination fee of $84.0 million in cash. The termination fee was recognized as other income in the consolidated statements of income and comprehensive income.
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
15. Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of those instruments. The carrying amount of our Term Loan Facility approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair values and carrying values of our long-term

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

senior note debt instruments were as follows for the periods indicated:

	March 31, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.50% senior unsecured notes due 2030	$332,194	$371,814	$324,956	$371,679
5.375% senior unsecured notes due 2028	$501,230	$496,794	$482,285	$496,609
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Subsequent Event
Architectural Disposition
On April 23, 2024 (the "Signing Date"), the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") providing for the disposition (the "Disposition") of the Company's Architectural reporting segment (the "Architectural Business") for a purchase price of approximately $75 million subject to customary post-closing adjustments. The Disposition is expected to be completed in the second quarter of 2024.
The Company applied the criteria in ASC 360-10-45-9, "Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale," to determine whether the aforementioned long-lived asset group should be classified as held for sale as of the Signing Date and concluded that the material long-lived asset group did meet all the requisite criteria as of the Signing Date. The net assets will be recorded at fair value less the estimated cost to sell. Masonite anticipates recording a net non-cash impairment charge during the second quarter of 2024 in the preliminary range of $90 to $100 million (the “Impairment”) as a result of the Disposition. Masonite does not anticipate that this charge will result in future cash expenditures. The final amount of the non-cash impairment charge may vary from the preliminary range as a result of a number of factors, including (i) the fair value of any indemnification liabilities, (ii) changes in foreign exchange rates, (iii) the working capital of the Architectural Business upon consummation of the transaction, (iv) the evaluation of any income tax impacts and (v) other assumptions used including discount rates, allocations and costs to sell.
The carrying value of the Architectural asset group as of March 31, 2024 consisted of the following:

(In millions)
Architectural Assets	March 31, 2024
Accounts Receivable	$27.7
Inventory	51.6
Other Current Assets	5.0
PP&E	98.9
Intangibles	1.8
Other Assets	11.2
Current Liabilities	(27.3)
Long Term Liabilities	(5.9)
Net Assets	$163.0
Owens Corning Tender Offer
As previously disclosed, on April 15, 2024, the Company and Owens Corning jointly issued a press release to announce, in connection with the anticipated acquisition of the Company by Owens Corning, (i) the commencement of an offer (the “Offer to Purchase”) by Owens Corning to purchase for cash any and all of the 2028 Notes, issued pursuant to that certain Indenture, dated as of July 25, 2019 (the “Base Indenture” and, as amended, supplemented or otherwise modified prior to the Supplemental Indenture defined below, the “Indenture”), among Masonite International Corporation, the guarantors party thereto (the “Guarantors”) and Computershare Trust Company, N.A., as trustee (the “Trustee”), and (ii) a related consent solicitation by the Company soliciting consents of holders of the 2028 Notes to adopt certain proposed amendments (the “Proposed Amendments”) to the Indenture to eliminate certain covenants, restrictive provisions and events of default from the Base Indenture (the “Consent Solicitation”). The Offer to Purchase and Consent Solicitation were each made to holders pursuant to the terms of and subject to the conditions set forth in the offer to purchase and consent solicitation statement dated April 15, 2024 (the “Statement”).
As of 5:00 p.m., New York City time, on April 26, 2024, $441,351,000 of the 2028 Notes, or approximately 88.27% of the outstanding principal amount thereof, were tendered and not validly withdrawn, and the related consents were delivered and not validly revoked, which amount was sufficient to constitute the requisite consents under the Indenture to approve the Proposed Amendments. On April 29, 2024, Masonite International Corporation, the Guarantors

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and the Trustee accordingly entered into the Fourth Supplemental Indenture to the Indenture (the “Supplemental Indenture”) in order to adopt the Proposed Amendments.
The Supplemental Indenture became effective upon execution. However, the Proposed Amendments will not become operative unless and until all conditions to the Consent Solicitation set forth in the Statement have been satisfied or waived, as applicable, including, among other conditions, (i) that the 2028 Notes that are validly tendered (and not validly withdrawn) have been accepted for purchase and paid for by Owens Corning in accordance with the terms of the Offer to Purchase and the Consent Solicitation set forth in the Statement and (ii) the consummation of the anticipated acquisition of the Company by Owens Corning. As a result, the Proposed Amendments will have no force or effect unless and until all conditions set forth in the Statement have been satisfied or waived, as applicable, and all terms and conditions as set forth in the Indenture immediately prior to the execution of the Supplemental Indenture will continue to govern.

MASONITE INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for Masonite International Corporation for the three months ended March 31, 2024, and April 2, 2023. In this MD&A, "Masonite," "we," "us," "our" and the "Company" refer to Masonite International Corporation and its subsidiaries.
This discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the annual audited consolidated financial statements, including the accompanying notes and MD&A, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"). The following discussion should also be read in conjunction with the disclosure under "Special Note Regarding Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties.
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
We operate 64 manufacturing and distribution facilities in seven countries in North America, South America, Europe and Asia, which are strategically located to serve our customers through multiple distribution channels. These distribution channels include: (i) direct distribution to retail home center customers; (ii) one-step distribution that sells directly to homebuilders and contractors; and (iii) two-step distribution through wholesale distributors. For retail home center customers, numerous door fabrication facilities provide value-added fabrication and logistical services, including pre-finishing and store delivery of pre-hung interior and exterior doors. We believe our ability to provide: (i) a broad product range; (ii) frequent, rapid, on-time and complete delivery; (iii) consistency in products and merchandising; (iv) national service; and (v) special order programs enable retail customers to increase comparable store sales and helps to differentiate us from our competitors. We believe investments in innovative new product manufacturing and distribution capabilities, coupled with an ongoing commitment to operational excellence, provides a strong platform for future growth.
Our reportable segments are organized and managed principally by end market: North American Residential, Europe and Architectural. In the three months ended March 31, 2024, we generated net sales of $530.6 million or 79.4%, $58.4 million or 8.7% and $75.5 million or 11.3% in our North American Residential, Europe and Architectural segments, respectively. See "Segment Information" below for a description of our reportable segments.
During the first quarter, we experienced lower end market demand and negative impacts from macro-economic conditions such as rising interest rates and unfavorable consumer sentiment. Base volumes, excluding the acquisition of Fleetwood on October 19, 2023, decreased in our North American Residential segment due to continuing new housing softness and declines in the residential repair, renovation and remodeling channel compared to the prior year period. Net sales and Adjusted EBITDA in our Europe segment declined as compared to the first quarter of 2023 due to lower volumes from consumer sentiment and inflationary pressures, partially offset by favorable foreign exchange. The extent to which changes in interest rates, rising energy and fuel costs, and consumer sentiment impact our business, results of

MASONITE INTERNATIONAL CORPORATION

operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
Arrangement Agreement with Owens Corning
On February 8, 2024, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Owens Corning (“Owens Corning”), a Delaware corporation, and MT Acquisition Co LLC (“Purchaser”), a British Columbia unlimited liability company and a wholly owned subsidiary of Owens Corning. Subject to the terms and conditions of the Arrangement Agreement, Owens Corning, through Purchaser, agreed to acquire the Company for $133.00 per issued and outstanding share of our common stock, no par value (the “Shares”), in an all-cash transaction. Pursuant to the Arrangement Agreement, following consummation of implementation of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Transaction”), the Company will be a wholly owned subsidiary of Owens Corning.
Pursuant to the terms of the Arrangement Agreement, and subject to the terms and conditions set forth therein, at the effective time of the Transaction (the “Effective Time”), each Share (other than any Share that is held by Owens Corning or any of its subsidiaries or any Share as to which dissent rights have been properly exercised by the holder thereof in accordance with British Columbia law) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $133.00 in cash, without interest.
If the Arrangement Agreement is terminated under certain specified circumstances, we or Owens Corning will be required to pay a termination fee. We will be required to pay Owens Corning a termination fee of $75.0 million under specified circumstances, including (a) termination of the Arrangement Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement) prior to us receiving stockholder approval of the Transaction, (b) termination by Owens Corning upon an Adverse Recommendation Change (as defined in the Arrangement Agreement), or (c) termination in certain circumstances by either Owens Corning or us upon failure to obtain Masonite Shareholder Approval (as defined in the Arrangement Agreement) or by Owens Corning if we breach our representations, warranties or covenants in a manner that would result in a failure of an applicable closing condition to be satisfied and, if curable, we fail to cure such breach during specific time periods, in each case, if certain other conditions are met. Owens Corning will be required to pay us a reverse termination fee under specified circumstances, including termination of the Arrangement Agreement due to a permanent injunction arising from Competition Laws (as defined in the Arrangement Agreement) when we are not then in material breach of any provision of the Arrangement Agreement and if certain other conditions are met, in an amount equal to $150.0 million.
The consummation of the Transaction is subject to customary closing conditions, including, among others, (1) the adoption of a resolution approving the Transaction by at least two-thirds of the votes cast by our shareholders represented in person or by proxy at the special meeting, (2) the issuance of interim and final orders by the Supreme Court of British Columbia approving the Transaction, (3) the expiration or termination of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain required regulatory clearances and approvals in other jurisdictions under applicable antitrust and foreign direct investment laws and regulations, including in Canada, Mexico and the United Kingdom, and (4) the absence of any law, injunction, order or other judgment prohibiting, rendering illegal or permanently enjoining the consummation of the Transaction, certain of which are still pending. On April 25, 2024, Masonite shareholders approved the Transaction at a special meeting of shareholders and the applicable waiting period under the HSR Act expired at 11:59 p.m. on April 26, 2024. Each of Masonite’s and Owens Corning’s obligation to consummate the Transaction is also subject to the accuracy of the other party’s representations and warranties contained in the Arrangement Agreement (subject, with specified exceptions, to materiality or “Material Adverse Effect” standards), the other party’s performance of its covenants and agreements in the Arrangement Agreement in all material respects, and in the case of Purchaser’s obligation to consummate the Transaction, the absence of any “Material Adverse Effect” relating to us. The Transaction is currently expected to close by mid-2024, subject to the satisfaction (or waiver, if applicable) of each closing condition.
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

MASONITE INTERNATIONAL CORPORATION

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
In December 2022, we began implementing a plan to improve overall business performance that includes the optimization of our manufacturing capacity and reduction of our overhead and selling, general and administration

MASONITE INTERNATIONAL CORPORATION

workforce primarily in our North American Residential reportable segment as well as actions in the Architectural reportable segment and in our head offices (collectively, the "2022 Plan"). The optimization of our manufacturing capacity involves specific plants in the North American Residential segment and costs associated with the closure of these plants and related headcount reductions. Costs associated with the 2022 Plan include severance and closure charges and will continue throughout 2024.
Inflation
In prior years, we realized higher costs across the various materials we purchase as a result of macroeconomic factors as well as increased logistics costs, wages and energy and fuel costs. We expect the macroeconomic pressures on wood, resins and other certain key product categories and supply chain costs will moderate throughout 2024. Rising interest rates may impact the ability of our end consumers to purchase our products. Our profitability, margins and net sales could be adversely affected if we are not able to pass these costs on to our customers or otherwise mitigate the impact of these inflationary pressures.
Acquisitions and Divestitures
We are pursuing a strategic initiative of optimizing our global business portfolio. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
On December 17, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PGT Innovations, Inc., (“PGTI”) in which Masonite would have acquired PGTI for a combination of cash and Masonite shares with a total transaction value of $3.0 billion. On January 15, 2024, PGTI delivered to Masonite a notice of receipt of a Superior Proposal (as defined in the Merger Agreement) in accordance with Section 6.04(d) of the Merger Agreement. On January 16, 2024, Masonite agreed to waive the 4 business day match period provided under the Merger Agreement. Accordingly, on January 16, 2024, PGTI terminated the Merger Agreement pursuant to Section 10.01(d)(i) thereunder, and, consistent with the terms of the Merger Agreement, Masonite received a termination fee of $84.0 million in cash. The termination fee was recognized as other income in the consolidated statements of income and comprehensive income.
Acquisitions
•On October 19, 2023, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of Fleetwood Aluminum Products, LLC (“Fleetwood”), for total consideration of approximately $279.5 million. The total consideration was funded with a combination of cash on hand and borrowings under the ABL Facility. Fleetwood is a leading designer and manufacturer of premium, aluminum-framed glass door and window solutions for luxury homes.
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
Divestitures
•On April 23, 2024, we entered into an agreement to sell our Architectural reporting segment for a purchase price of approximately $75 million subject to customary post-closing adjustments. We expect to complete the transaction in the second quarter of 2024.

MASONITE INTERNATIONAL CORPORATION

Results of Operations

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Net sales	$668,339	$725,984
Cost of goods sold	502,869	555,493
Gross profit	165,470	170,491
Gross profit as a % of net sales	24.8%	23.5%
Selling, general and administration expenses	152,644	101,705
Selling, general and administration expenses as a % of net sales	22.8%	14.0%
Restructuring costs	1,394	3,678
Operating income	11,432	65,108
Interest expense, net	12,022	14,252
Other (income) expense, net	(85,250)	52
Income before income tax expense	84,660	50,804
Income tax expense	23,278	11,360
Net income	61,382	39,444
Less: net income attributable to non-controlling interests	327	953
Net income attributable to Masonite	$61,055	$38,491
Three Months Ended March 31, 2024, Compared with Three Months Ended April 2, 2023
Net Sales
Net sales in the three months ended March 31, 2024, were $668.3 million, a decrease of $57.7 million from $726.0 million in the three months ended April 2, 2023. Foreign exchange rate fluctuations positively impacted net sales in the first quarter of 2024 by $2.4 million. The acquisition of Fleetwood in late 2023 increased net sales by $27.3 million or 3.8%. Excluding the impact of foreign currency and our acquisition of Fleetwood, net sales would have decreased by $87.4 million or 12.0% due to changes in volume, average unit price and sales of components. Lower volumes excluding the incremental impact of acquisitions or divestitures ("base volume") decreased net sales by $72.8 million or 10.0% in the first quarter of 2024 compared to the 2023 period. Average unit price decreased net sales in the first quarter of 2024 by $10.1 million or 1.4% compared to the 2023 period. Net sales of components to external customers decreased $4.5 million or 0.6% in the first quarter of 2024 compared to the 2023 period.
Net Sales and Percentage of Net Sales by Reportable Segment

	Three Months Ended March 31, 2024
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$531,357	$58,487	$78,743	$3,765	$672,352
Intersegment sales	(714)	(95)	(3,204)	—	(4,013)
Net sales to external customers	$530,643	$58,392	$75,539	$3,765	$668,339
Percentage of consolidated external net sales	79.4%	8.7%	11.3%

MASONITE INTERNATIONAL CORPORATION

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net sales	$569,429	$63,716	$92,861	$5,349	$731,355
Intersegment sales	(390)	(22)	(4,959)	—	(5,371)
Net sales to external customers	$569,039	$63,694	$87,902	$5,349	$725,984
Percentage of consolidated external net sales	78.4%	8.8%	12.1%
North American Residential
Net sales to external customers from facilities in the North American Residential segment in the three months ended March 31, 2024, were $530.6 million, a decrease of $38.4 million or 6.7% from $569.0 million in the three months ended April 2, 2023. Foreign exchange rate fluctuations positively impacted net sales in the first quarter of 2024 by $0.2 million. The acquisition of Fleetwood in late 2023 increased net sales by $27.3 million or 4.8% in the first quarter of 2024. Excluding the impact of foreign currency and our acquisition of Fleetwood, net sales would have decreased by $65.9 million or 11.6% due to changes in volume, average unit price and sales of components. Lower base volume decreased net sales in the first quarter of 2024 by $57.7 million or 10.1% compared to the 2023 period due to softening end market demand in new construction and residential repair, renovation and remodeling channels. Average unit price decreased net sales in the first quarter of 2024 by $8.7 million or 1.5% compared to the 2023 period. Net sales of components to external customers were $0.5 million higher in the first quarter of 2024 compared to the 2023 period.
Europe
Net sales to external customers from facilities in the Europe segment in the three months ended March 31, 2024, were $58.4 million, a decrease of $5.3 million or 8.3% from $63.7 million in the three months ended April 2, 2023. Foreign exchange rate fluctuations positively impacted net sales in the first quarter of 2024 by $2.3 million. Excluding this exchange rate impact, net sales would have decreased by $7.6 million or 11.9% due to changes in average unit price, volume and sales of components. Average unit price decreased net sales in the first quarter of 2024 by $3.6 million or 5.7% compared to the 2023 period. Lower base volume decreased net sales by $3.5 million or 5.5% in the first quarter of 2024 compared to the 2023 period due to overall economic trends in the United Kingdom. Net sales of components to external customers were $0.5 million lower in the first quarter of 2024 compared to the 2023 period.
Architectural
Net sales to external customers from facilities in the Architectural segment in the three months ended March 31, 2024, were $75.5 million, a decrease of $12.4 million or 14.1% from $87.9 million in the three months ended April 2, 2023. Lower base volume decreased net sales in the first quarter of 2024 by $11.7 million or 13.3% compared to the 2023 period. Net sales of components to external customers were $2.5 million lower in the first quarter of 2024 compared to the 2023 period. Average unit price increased net sales in the first quarter of 2024 by $1.8 million or 2.0% compared to the 2023 period.
Cost of Goods Sold
Cost of goods sold as a percentage of net sales was 75.2% and 76.5% for the three months ended March 31, 2024, and April 2, 2023, respectively. Material cost of sales as a percentage of net sales decreased by 4.5% compared to the first quarter of 2023. Overhead, depreciation, distribution and direct labor as a percentage of net sales increased by 1.6%, 0.9%, 0.4% and 0.3%, respectively, compared to the 2023 period. The decrease in material cost of sales as a percentage of net sales was driven by anti-dumping and countervailing duty recoveries and other material cost savings projects. Overhead as a percentage of net sales increased due to higher factory costs and wage inflation as compared to the 2023 period. The increase in depreciation as a percentage of net sales was driven by accelerated depreciation on certain fixed assets as compared to the 2023 period. Distribution as a percentage of net sales increased due to outbound freight inflation as compared to the 2023 period. Direct labor as a percentage of net sales increased due to manufacturing wage and benefit inflation.

MASONITE INTERNATIONAL CORPORATION

Selling, General and Administration Expenses
In the three months ended March 31, 2024, selling, general and administration ("SG&A") expenses, as a percentage of net sales, were 22.8%, as compared to 14.0% in the three months ended April 2, 2023, an increase of 880 basis points.
SG&A expenses in the three months ended March 31, 2024, were $152.6 million, an increase of $50.9 million from $101.7 million in the three months ended April 2, 2023. The overall increase was driven by a $36.5 million increase in acquisition and due diligence related costs; incremental SG&A from the acquisition of Fleetwood of $9.3 million; a $4.5 million increase in professional and other fees; a $1.1 million increase in non-cash items including share based compensation, deferred compensation and depreciation and amortization; and $0.3 million of unfavorable foreign exchange impacts. These increases were partially offset by a $0.8 million decrease in personnel costs.
Restructuring Costs
Restructuring costs in the three months ended March 31, 2024, were $1.4 million, compared to $3.7 million in the three months ended April 2, 2023. Restructuring costs in the prior year period related primarily to the 2022 Plan.
Interest Expense, Net
Interest expense, net, in the three months ended March 31, 2024, was $12.0 million, compared to $14.3 million in the three months ended April 2, 2023. The decrease in interest expense, net, is primarily due to the incremental borrowings under the Term Loan Facility and ABL Facility related to the Endura and Fleetwood acquisitions in the prior year.
Other (Income) Expense, Net
Other (income) expense, net includes profits and losses related to our non-majority owned unconsolidated subsidiaries that we recognize under the equity method of accounting, unrealized gains and losses on foreign currency remeasurements and other miscellaneous non-operating expenses. Other (income) expense, net, in the three months ended March 31, 2024, was $85.3 million of income, compared to $0.1 million of expense in the three months ended April 2, 2023. The change in other (income) expense, net is primarily due to a change in non-recurring income as a result of the termination fee paid to Masonite.
Income Tax Expense
Income tax expense in the three months ended March 31, 2024, was $23.3 million, compared to $11.4 million in the three months ended April 2, 2023. The increase in income tax expense is primarily due to the mix of income and losses within the tax jurisdictions in which we operate.
Segment Information

	Three Months Ended March 31, 2024
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$106,801	$1,941	$4,816	$(16,458)	$97,100
Adjusted EBITDA as a percentage of segment net sales	20.1%	3.3%	6.4%		14.5%

	Three Months Ended April 2, 2023
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Adjusted EBITDA	$107,881	$5,151	$5,350	$(12,217)	$106,165
Adjusted EBITDA as a percentage of segment net sales	19.0%	8.1%	6.1%		14.6%

MASONITE INTERNATIONAL CORPORATION

The following reconciles net income (loss) attributable to Masonite to Adjusted EBITDA:

	Three Months Ended March 31, 2024
(In thousands)	North American Residential	Europe	Architectural	Corporate & Other	Total
Net income (loss) attributable to Masonite	$83,282	$(4,286)	$1,595	$(19,536)	$61,055
Plus:
Depreciation	15,392	2,285	3,070	6,821	27,568
Amortization	7,137	2,836	185	718	10,876
Share based compensation expense	—	—	—	6,930	6,930
Loss (gain) on disposal of property, plant and equipment	95	7	(34)	1,000	1,068
Restructuring costs (benefits)	450	961	—	(17)	1,394
Interest expense, net	—	—	—	12,022	12,022
Other expense (income), net (1)	11	138	—	(85,399)	(85,250)
Income tax expense	—	—	—	23,278	23,278
Other items (2)	145	—	—	37,687	37,832
Net income attributable to non-controlling interest	289	—	—	38	327
Adjusted EBITDA	$106,801	$1,941	$4,816	$(16,458)	$97,100
(1) Other expense (income), net includes $85,250 in income primarily related to the PGTI termination fee in the three months ended March 31, 2024.
(2) Other items include $37,832 in acquisition and due diligence related costs in the three months ended March 31, 2024, and were recorded in selling, general and administration expenses within the condensed consolidated statements of income and comprehensive income.

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

MASONITE INTERNATIONAL CORPORATION

Adjusted EBITDA in our North American Residential segment was $106.8 million in the three months ended March 31, 2024, a decrease of $1.1 million, or 1.0%, from $107.9 million in the three months ended April 2, 2023. Adjusted EBITDA in the North American Residential segment included corporate allocations of shared costs of $24.0 million and $22.7 million in the first quarter of 2024 and 2023, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Adjusted EBITDA in our Europe segment was $1.9 million in the three months ended March 31, 2024, a decrease of $3.3 million, or 63.1%, from $5.2 million in the three months ended April 2, 2023. Adjusted EBITDA in the Europe segment included corporate allocations of shared costs of $1.3 million and $1.8 million in the first quarter of 2024 and 2023, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, marketing and share based compensation.
Adjusted EBITDA in our Architectural segment was $4.8 million in the three months ended March 31, 2024, a decrease of $0.6 million, or 10.3%, from $5.4 million in the three months ended April 2, 2023. Adjusted EBITDA in the Architectural segment also included corporate allocations of shared costs of $2.5 million and $2.9 million in the first quarter of 2024 and 2023, respectively. The allocations generally consist of certain costs of human resources, legal, finance, information technology, research and development, marketing and share based compensation.
Liquidity and Capital Resources
Our liquidity needs for operations vary throughout the year. Our principal sources of liquidity are cash flows from operating activities, the borrowings under our ABL Facility, an accounts receivable sales program with a third party ("AR Sales Program") and our existing cash balance. Our anticipated uses of cash in the near term include working capital needs and capital expenditures for critical maintenance. On a continual basis, we evaluate and consider strategic acquisitions, divestitures and joint ventures to create shareholder value and enhance financial performance.
We believe that our cash balance on hand, future cash generated from operations, the use of our AR Sales Program, our ABL Facility and our Term Loan Facility along with our ability to access the capital markets will provide adequate liquidity for the foreseeable future. As of March 31, 2024, we had $230.4 million of cash and cash equivalents, $249.1 million of availability under our ABL Facility and $27.9 million of availability under our AR Sales Program.
Cash Flows
Cash provided by operating activities was $133.3 million during the three months ended March 31, 2024, compared to $56.3 million in the three months ended April 2, 2023. This $77.0 million increase in cash provided by operating activities was due to $33.7 million in cash provided by working capital and other assets and liabilities and a $43.3 million increase in net income attributable to Masonite, adjusted for non-cash and non-operating items in the first three months of 2024 compared to the same period in 2023.
Cash used in investing activities was $26.6 million during the three months ended March 31, 2024, compared to $373.0 million in the three months ended April 2, 2023. This $346.4 million decrease in cash used in investing activities was primarily driven by the absence of $353.2 million in cash used in the acquisitions of Endura and Fleetwood (net of cash acquired), a $3.1 million decrease in cash used in other investing activities and $2.1 million fewer additions of property, plant and equipment, partially offset by the absence of $12.0 million of proceeds from repayment of a note receivable in the first three months of 2024 compared to the same period in 2023.
Cash provided by financing activities was $13.1 million during the three months ended March 31, 2024, compared to $229.1 million of cash provided by financing activities during the three months ended April 2, 2023. This $242.2 million increase in cash used in financing activities was driven by the absence of $255.8 million in cash provided by debt-related transactions, a $1.0 million increase in distributions to non-controlling interests and a $0.1 million increase in cash used for tax withholding on share based awards, partially offset by a $14.7 million decrease in cash used for repurchases of common shares in the first three months of 2024 compared to the same period in 2023.
Share Repurchases
The Company's Board of Directors approved five share repurchase authorizations, the most recent being an incremental $200.0 million share repurchase program approved on February 21, 2022. Under this program, the Company

MASONITE INTERNATIONAL CORPORATION

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
The Arrangement Agreement (as defined herein) with Owens Corning restricts our ability to repurchase our shares and therefore our share repurchase program is currently suspended through February 8, 2025, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation. During the three months ended March 31, 2024, we did not repurchase any of our common shares in the open market. During the three months ended April 2, 2023, we repurchased and retired 168,523 of our common shares in the open market at an aggregate cost of $14.7 million as part of the share repurchase programs and ASR. As of March 31, 2024, there was $200.3 million available for repurchase in accordance with the share repurchase programs.
Other Liquidity Matters
Our cash and cash equivalents balance includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet our liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. However, earnings from certain jurisdictions are indefinitely reinvested in those jurisdictions. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we may be subject to Canadian income taxes and withholding taxes payable to the various foreign countries. As of March 31, 2024, we do not believe adverse tax consequences exist that restrict our use of cash or cash equivalents in a material manner.
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
Senior Notes
On July 26, 2021, we issued $375.0 million aggregate principal senior unsecured notes (the "2030 Notes"), all of which was outstanding as of March 31, 2024. The 2030 Notes bear interest at 3.50% per annum. The 2030 Notes were issued under an indenture which contains limited covenants that are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the indenture governing the 2030 Notes.
On July 25, 2019, we issued $500.0 million aggregate principal senior unsecured notes (the "2028 Notes"), all of which was outstanding as of March 31, 2024. The 2028 Notes bear interest at 5.375% per annum. The 2028 Notes were issued under an indenture which contains restrictive covenants that are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the indenture governing the 2028 Notes.
Term Loan Facility
On December 13, 2022, we and certain of our subsidiaries entered into a new delayed-draw term loan credit agreement (the "Term Loan Credit Agreement") maturing on December 12, 2027 (the "Term Loan Maturity Date"). The Term Loan Credit Agreement provides for a senior secured five-year delayed-draw term loan facility of $250.0 million

MASONITE INTERNATIONAL CORPORATION

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
The Term Loan Credit Agreement contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the indenture governing the Term Loan Credit Agreement.
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
The ABL Facility contains various customary representations, warranties by us and covenants that are described in detail in our Annual Report. As of March 31, 2024, we were in compliance with all covenants under the credit agreement governing the ABL Facility. We had availability of $249.1 million under our ABL Facility, and there were no amounts outstanding as of March 31, 2024.
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
Based on management's evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, the end of the most recent fiscal year. Specifically, management identified a material weakness in our internal control over financial reporting relating to business combinations. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the above, the material weakness did not result in any material misstatements to the condensed consolidated financial statements. Further, management believes and has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Management continues to work to improve its controls related to the material weakness and believes that the implementation of business combination controls relating to finalizing the preliminary purchase allocations or to new business combinations will substantially remediate the material weakness identified. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.
Changes in Internal Control over Financial Reporting
Other than the material weakness detailed above, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Repurchases of Our Equity Securities.
During the three months ended March 31, 2024, we did not repurchase any of our common shares in the open market.
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
The Arrangement Agreement (as defined herein) with Owens Corning restricts our ability to repurchase our shares and therefore our share repurchase program is currently suspended through February 8, 2025, other than for the repurchase of shares associated with tax withholding requirements for share-based compensation. As of March 31, 2024, $200.3 million was available for repurchase in accordance with the share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 31, 2024, no director or Section 16 officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements in each case, as defined in Item 408 of Regulation S-K.

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

2.3†	Arrangement Agreement, dated as of February 8, 2024, by and among Owens Corning, MT Acquisition Co ULC and Masonite International Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 8, 2024)
10.1* #	Form of Restricted Stock Unit Agreement pursuant to the Masonite International Corporation 2021 Omnibus Incentive Plan (February 2024)
10.2* #	2024 Masonite Incentive Plan (MIP) Plan Document (correcting Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 011-11796) filed with the Securities and Exchange Commission on February 29, 2024)
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2024, and April 2, 2023; (ii) the Registrant's Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023; (iii) the Registrant's Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024, and April 2, 2023; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and April 2, 2023; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements

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

MASONITE INTERNATIONAL CORPORATION
(Registrant)

Date:	May 7, 2024	By	/s/ Russell T. Tiejema
Russell T. Tiejema
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2024	By	/s/ Catherine A. Shellabarger
Catherine A. Shellabarger
Vice President, Chief Accounting Officer
(Principal Accounting Officer)